Form 10-Q
period 2018-06-30
ISABELLA BANK Corp
filed 2018-08-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,845,606 as of August 1, 2018.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, federal or state tax laws, monetary and fiscal policy, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, cyber-security risk, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2018	December 31 2017
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$22,055	$25,267
Interest bearing balances due from banks	158	5,581
Total cash and cash equivalents	22,213	30,848
AFS securities, at fair value	524,108	548,730
Equity securities, at fair value	—	3,577
Mortgage loans AFS	1,420	1,560
Loans
Commercial	691,623	634,759
Agricultural	125,249	128,269
Residential real estate	273,607	272,368
Consumer	61,277	56,123
Gross loans	1,151,756	1,091,519
Less allowance for loan and lease losses	8,200	7,700
Net loans	1,143,556	1,083,819
Premises and equipment	28,267	28,450
Corporate owned life insurance policies	27,377	27,026
Accrued interest receivable	5,684	7,063
Equity securities without readily determinable fair values	23,743	23,454
Goodwill and other intangible assets	48,497	48,547
Other assets	12,090	10,056
TOTAL ASSETS	$1,836,955	$1,813,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$234,377	$237,511
NOW accounts	222,678	231,666
Certificates of deposit under $250 and other savings	745,065	728,090
Certificates of deposit over $250	72,642	67,991
Total deposits	1,274,762	1,265,258
Borrowed funds	362,496	344,878
Accrued interest payable and other liabilities	7,748	8,089
Total liabilities	1,645,006	1,618,225
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,933,250 shares (including 21,652 shares held in the Rabbi Trust) in 2018 and 7,857,293 shares (including 31,769 shares held in the Rabbi Trust) in 2017	142,489	140,277
Shares to be issued for deferred compensation obligations	5,423	5,502
Retained earnings	54,204	51,728
Accumulated other comprehensive income (loss)	(10,167)	(2,602)
Total shareholders’ equity	191,949	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,836,955	$1,813,130

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Interest income
Loans, including fees	$12,076	$10,685	$23,372	$20,805
AFS securities
Taxable	2,110	2,188	4,232	4,301
Nontaxable	1,331	1,413	2,713	2,828
Federal funds sold and other	196	212	517	425
Total interest income	15,713	14,498	30,834	28,359
Interest expense
Deposits	2,230	1,615	4,276	3,155
Borrowings	1,511	1,413	2,866	2,704
Total interest expense	3,741	3,028	7,142	5,859
Net interest income	11,972	11,470	23,692	22,500
Provision for loan losses	328	9	712	36
Net interest income after provision for loan losses	11,644	11,461	22,980	22,464
Noninterest income
Service charges and fees	1,488	1,405	2,976	2,935
Net gain on sale of mortgage loans	87	199	168	354
Earnings on corporate owned life insurance policies	181	183	351	363
Net gains on sale of AFS securities	—	142	—	142
Other	980	859	1,728	1,610
Total noninterest income	2,736	2,788	5,223	5,404
Noninterest expenses
Compensation and benefits	5,679	4,817	11,173	10,374
Furniture and equipment	1,571	1,352	3,050	2,696
Occupancy	807	815	1,631	1,652
Other	2,727	2,523	5,026	4,736
Total noninterest expenses	10,784	9,507	20,880	19,458
Income before federal income tax expense	3,596	4,742	7,323	8,410
Federal income tax expense	263	898	528	1,430
NET INCOME	$3,333	$3,844	$6,795	$6,980
Earnings per common share
Basic	$0.42	$0.49	$0.86	$0.89
Diluted	$0.41	$0.48	$0.84	$0.87
Cash dividends per common share	$0.26	$0.25	$0.52	$0.50

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$3,333	$3,844	$6,795	$6,980
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) on AFS securities arising during the period	(1,978)	2,570	(10,035)	4,247
Reclassification adjustment for net (gains) losses included in net income	—	(142)	—	(142)
Tax effect (1)	442	(762)	2,126	(1,212)
Unrealized gains (losses) on AFS securities, net of tax	(1,536)	1,666	(7,909)	2,893
Unrealized gains (losses) on derivative instruments arising during the period	31	(61)	153	(44)
Tax effect (1)	(6)	21	(32)	15
Unrealized gains (losses) on derivative instruments, net of tax	25	(40)	121	(29)
Other comprehensive income (loss), net of tax	(1,511)	1,626	(7,788)	2,864
Comprehensive income	$1,822	$5,470	$(993)	$9,844

(1)	See “Note 11 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	6,980	2,864	9,844
Issuance of common stock	135,516	3,764	—	—	—	3,764
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	302	—	—	302
Common stock purchased for deferred compensation obligations	—	(197)	—	—	—	(197)
Common stock repurchased pursuant to publicly announced repurchase plan	(94,032)	(2,622)	—	—	—	(2,622)
Cash dividends paid ($0.50 per common share)	—	—	—	(3,920)	—	(3,920)
Balance, June 30, 2017	7,862,553	$140,646	$5,164	$49,174	$86	$195,070
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	6,795	(7,788)	(993)
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	121,437	3,272	—	—	—	3,272
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	383	(383)	—	—	—
Share-based payment awards under equity compensation plan	—	—	304	—	—	304
Common stock purchased for deferred compensation obligations	—	(205)	—	—	—	(205)
Common stock repurchased pursuant to publicly announced repurchase plan	(45,480)	(1,238)	—	—	—	(1,238)
Cash dividends paid ($0.52 per common share)	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2018	7,933,250	$142,489	$5,423	$54,204	$(10,167)	$191,949

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2018	2017
OPERATING ACTIVITIES
Net income	$6,795	$6,980
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	712	36
Impairment of foreclosed assets	—	28
Depreciation	1,448	1,440
Amortization of OMSR	153	170
Amortization of acquisition intangibles	50	62
Net amortization of AFS securities	969	1,062
Net unrealized (gains) losses on equity securities, at fair value	41	—
Net (gains) losses on sale of AFS securities	—	(142)
Net (gains) losses on sale of equity securities, at fair value	(1)	—
Net gain on sale of mortgage loans	(168)	(354)
Increase in cash value of corporate owned life insurance policies	(351)	(363)
Share-based payment awards under equity compensation plan	304	302
Origination of loans held-for-sale	(10,178)	(19,081)
Proceeds from loan sales	10,486	19,769
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	1,379	894
Other assets	(353)	(1,734)
Accrued interest payable and other liabilities	(341)	(382)
Net cash provided by (used in) operating activities	10,945	8,687
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	12,827
Maturities, calls, and principal payments	39,609	45,021
Purchases	(25,991)	(64,429)
Sale of equity securities, at fair value	3,537	—
Net loan principal (originations) collections	(60,517)	(37,842)
Proceeds from sales of foreclosed assets	192	98
Purchases of premises and equipment	(1,265)	(805)
Net cash provided by (used in) investing activities	(44,435)	(45,130)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$9,504	$15,112
Net increase (decrease) in borrowed funds	17,618	23,246
Cash dividends paid on common stock	(4,096)	(3,920)
Proceeds from issuance of common stock	3,272	3,764
Common stock repurchased	(1,238)	(2,622)
Common stock purchased for deferred compensation obligations	(205)	(197)
Net cash provided by (used in) financing activities	24,855	35,383
Increase (decrease) in cash and cash equivalents	(8,635)	(1,060)
Cash and cash equivalents at beginning of period	30,848	22,894
Cash and cash equivalents at end of period	$22,213	$21,834
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,120	$5,872
Income taxes paid	$—	$1,630
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$68	$124

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassifications: Certain amounts reported in the interim 2017 consolidated financial statements have been reclassified to conform with the 2018 presentation.
Note 2 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2014-09: “Revenue from Contracts with Customers”
In May 2014, ASU No. 2014-09 was issued and created new Topic 606 to provide a common revenue standard to achieve consistency and clarification to the revenue recognition principles. The guidance outlines steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These steps consist of: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The new authoritative guidance, as amended, was effective on January 1, 2018. We reviewed our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition were required as a result of this guidance. Implementation of this guidance did not have a significant impact on our operating results for the three and six month periods ended June 30, 2018.
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities” and ASU No. 2018-03: “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities”
In January 2016, ASU No. 2016-01 was issued and set forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requiring measurement of the investment at fair value when an impairment exists; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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
For discussion of the fair value measurement of financial instruments, refer to “Note 12 – Fair Value”.
In February 2018, ASU No. 2018-03 was issued and sets forth correction or improvement amendments for specific issues that may arise within the scope of ASU 2016-01. These amendments have been adopted and did not have a significant impact on our operating results or financial statement disclosures.
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

ASU No. 2016-13: “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, ASU No. 2016-13 was issued and updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost which include loans, trade receivables, and any other financial assets with the contractual right to receive cash. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Under the incurred loss approach, entities are limited to a probable initial recognition threshold when credit losses are measured under GAAP; an entity generally only considers past events and current conditions in measuring the incurred loss.
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
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed and has developed a road map to implementation. This committee will monitor progress to ensure timely and accurate adoption of the guidance. We have identified and collected required borrower and loan level data, as we recognize that quality data is key to properly identify loan segments and then apply the most appropriate methodology to each segment. We’ve identified a software solution that will support us in estimating the ALLL under CECL guidance and are currently in contract negotiations with the vendor that will enable us to run parallel models during 2019. This will allow us to solidify our methodology for implementation in 2020.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$194	$—	$4	$190
States and political subdivisions	200,976	1,857	560	202,273
Auction rate money market preferred	3,200	—	65	3,135
Mortgage-backed securities	204,411	41	6,815	197,637
Collateralized mortgage obligations	124,544	50	3,721	120,873
Total	$533,325	$1,948	$11,165	$524,108

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$217	$—	$1	$216
States and political subdivisions	204,131	4,486	143	208,474
Auction rate money market preferred	3,200	—	151	3,049
Mortgage-backed securities	210,757	390	2,350	208,797
Collateralized mortgage obligations	129,607	160	1,573	128,194
Total	$547,912	$5,036	$4,218	$548,730
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2018 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$194	$—	$—	$—	$194
States and political subdivisions	27,593	81,665	62,446	29,272	—	200,976
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	204,411	204,411
Collateralized mortgage obligations	—	—	—	—	124,544	124,544
Total amortized cost	$27,593	$81,859	$62,446	$29,272	$332,155	$533,325
Fair value	$27,640	$82,336	$63,199	$29,288	$321,645	$524,108
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Proceeds from sales of AFS securities	$—	$12,827	$—	$12,827
Gross realized gains (losses)	$—	$142	$—	$142
Applicable income tax expense (benefit)	$—	$48	$—	$48

The following information pertains to AFS securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$4	$190	$—	$—	$4
States and political subdivisions	378	32,949	182	9,012	560
Auction rate money market preferred	—	—	65	3,135	65
Mortgage-backed securities	3,265	125,130	3,550	69,214	6,815
Collateralized mortgage obligations	2,490	94,355	1,231	22,523	3,721
Total	$6,137	$252,624	$5,028	$103,884	$11,165
Number of securities in an unrealized loss position:		159		91	250

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1	$216	$—	$—	$1
States and political subdivisions	142	16,139	1	188	143
Auction rate money market preferred	—	—	151	3,049	151
Mortgage-backed securities	454	72,007	1,896	76,065	2,350
Collateralized mortgage obligations	701	76,435	872	25,308	1,573
Total	$1,298	$164,797	$2,920	$104,610	$4,218
Number of securities in an unrealized loss position:		81		24	105
Unrealized losses on our AFS securities portfolio are the result of recent increases in intermediate-term and long-term benchmark interest rates and not credit issues.
As of June 30, 2018 and December 31, 2017, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we reduced the carrying value to $230 which required us to recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on internal analysis of this bond as of June 30, 2018, there was no additional OTTI recognized as of June 30, 2018 and the carrying value of this bond remained at $230.
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of June 30, 2018 or December 31, 2017, with the exception of the one municipal bond discussed above.
Note 4 – Loans and ALLL
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
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports.
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balances and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
We offer adjustable rate mortgages, construction loans, and fixed rate residential real estate loans which have amortization periods up to a maximum of 30 years. We consider the anticipated direction of interest rates, balance sheet duration, the sensitivity of our balance sheet to changes in interest rates, our liquidity needs, and overall loan demand to determine whether or not to sell fixed rate loans to Freddie Mac.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2018	$1,840	$1,224	$2,482	$795	$1,859	$8,200
Charge-offs	(489)	—	(29)	(48)	—	(566)
Recoveries	101	—	69	68	—	238
Provision for loan losses	745	(242)	(355)	67	113	328
June 30, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200

	Allowance for Loan Losses
	Six Months Ended June 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(494)	—	(39)	(136)	—	(669)
Recoveries	204	—	125	128	—	457
Provision for loan losses	781	371	(482)	(10)	52	712
June 30, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$506	$102	$1,451	$—	$—	$2,059
Collectively evaluated for impairment	1,691	880	716	882	1,972	6,141
Total	$2,197	$982	$2,167	$882	$1,972	$8,200
Loans
Individually evaluated for impairment	$10,030	$12,894	$7,748	$11		$30,683
Collectively evaluated for impairment	681,593	112,355	265,859	61,266		1,121,073
Total	$691,623	$125,249	$273,607	$61,277		$1,151,756

	Allowance for Loan Losses
	Three Months Ended June 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2017	$1,771	$527	$3,098	$671	$1,433	$7,500
Charge-offs	(25)	—	—	(44)	—	(69)
Recoveries	55	—	63	42	—	160
Provision for loan losses	177	(52)	(563)	(86)	533	9
June 30, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600

	Allowance for Loan Losses
	Six Months Ended June 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(52)	—	(43)	(118)	—	(213)
Recoveries	188	—	99	90	—	377
Provision for loan losses	28	(409)	(122)	(13)	552	36
June 30, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$650	$—	$1,480	$—	$—	$2,130
Collectively evaluated for impairment	1,056	611	1,083	900	1,920	5,570
Total	$1,706	$611	$2,563	$900	$1,920	$7,700
Loans
Individually evaluated for impairment	$8,099	$10,598	$7,939	$17		$26,653
Collectively evaluated for impairment	626,660	117,671	264,429	56,106		1,064,866
Total	$634,759	$128,269	$272,368	$56,123		$1,091,519

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	June 30, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$23	$30	$—	$53	$—	$34	$34	$87
2 - High quality	6,144	19,832	—	25,976	3,026	521	3,547	29,523
3 - High satisfactory	117,355	55,626	23,864	196,845	19,751	7,037	26,788	223,633
4 - Low satisfactory	353,308	91,678	—	444,986	45,287	17,964	63,251	508,237
5 - Special mention	12,205	2,171	—	14,376	9,970	5,245	15,215	29,591
6 - Substandard	5,368	2,073	—	7,441	6,623	6,034	12,657	20,098
7 - Vulnerable	1,646	300	—	1,946	2,152	1,605	3,757	5,703
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$496,049	$171,710	$23,864	$691,623	$86,809	$38,440	$125,249	$816,872

	December 31, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total		Total
Rating
1 - Excellent	$24	$316	$—	$340	$—	$34	$34		$374
2 - High quality	8,402	12,262	—	20,664	2,909	1,024	3,933		24,597
3 - High satisfactory	131,826	46,668	12,081	190,575	21,072	8,867	29,939		220,514
4 - Low satisfactory	326,166	75,591	—	401,757	47,835	18,467	66,302		468,059
5 - Special mention	8,986	3,889	—	12,875	10,493	8,546	19,039		31,914
6 - Substandard	5,521	2,298	—	7,819	4,325	2,747	7,072		14,891
7 - Vulnerable	729	—	—	729	1,531	419	1,950		2,679
8 - Doubtful	—	—	—	—	—	—	—	—	—
Total	$481,654	$141,024	$12,081	$634,759	$88,165	$40,104	$128,269	$—	$763,028
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,531	$60	$—	$1,646	$3,237	$492,812	$496,049
Commercial other	565	827	—	300	1,692	170,018	171,710
Advances to mortgage brokers	—	—	—	—	—	23,864	23,864
Total commercial	2,096	887	—	1,946	4,929	686,694	691,623
Agricultural
Agricultural real estate	576	149	125	2,152	3,002	83,807	86,809
Agricultural other	34	410	—	1,605	2,049	36,391	38,440
Total agricultural	610	559	125	3,757	5,051	120,198	125,249
Residential real estate
Senior liens	1,028	350	29	779	2,186	230,258	232,444
Junior liens	33	—		10	43	6,261	6,304
Home equity lines of credit	38	185	—	—	223	34,636	34,859
Total residential real estate	1,099	535	29	789	2,452	271,155	273,607
Consumer
Secured	18	8	—	—	26	57,393	57,419
Unsecured	17	—	—	—	17	3,841	3,858
Total consumer	35	8	—	—	43	61,234	61,277
Total	$3,840	$1,989	$154	$6,492	$12,475	$1,139,281	$1,151,756

	December 31, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$295	$325	$54	$729	$1,403	$480,251	$481,654
Commercial other	1,069	28	18	—	1,115	139,909	141,024
Advances to mortgage brokers	—	—	—	—	—	12,081	12,081
Total commercial	1,364	353	72	729	2,518	632,241	634,759
Agricultural
Agricultural real estate	84	190	—	1,531	1,805	86,360	88,165
Agricultural other	39	—	104	419	562	39,542	40,104
Total agricultural	123	190	104	1,950	2,367	125,902	128,269
Residential real estate
Senior liens	3,718	234	132	325	4,409	225,007	229,416
Junior liens	69	10	—	23	102	6,812	6,914
Home equity lines of credit	293	—	77	—	370	35,668	36,038
Total residential real estate	4,080	244	209	348	4,881	267,487	272,368
Consumer
Secured	37	10	10	—	57	52,005	52,062
Unsecured	13	—	—	—	13	4,048	4,061
Total consumer	50	10	10	—	70	56,053	56,123
Total	$5,617	$797	$395	$3,027	$9,836	$1,081,683	$1,091,519
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$4,065	$4,354	$492	$4,089	$4,378	$626
Commercial other	827	827	14	995	995	24
Agricultural real estate	396	396	102	—	—	—
Residential real estate senior liens	7,662	8,232	1,447	7,816	8,459	1,473
Residential real estate junior liens	23	23	4	44	44	7
Total impaired loans with a valuation allowance	12,973	13,832	2,059	12,944	13,876	2,130
Impaired loans without a valuation allowance
Commercial real estate	3,701	3,816		1,791	1,865
Commercial other	1,437	1,481		1,224	1,224
Agricultural real estate	7,137	7,137		7,913	7,913
Agricultural other	5,361	5,361		2,685	2,685
Home equity lines of credit	63	363		79	379
Consumer secured	11	11		17	17
Total impaired loans without a valuation allowance	17,710	18,169		13,709	14,083
Impaired loans
Commercial	10,030	10,478	506	8,099	8,462	650
Agricultural	12,894	12,894	102	10,598	10,598	—
Residential real estate	7,748	8,618	1,451	7,939	8,882	1,480
Consumer	11	11	—	17	17	—
Total impaired loans	$30,683	$32,001	$2,059	$26,653	$27,959	$2,130

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended June 30
	2018		2017
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,006	$13	$4,641	$84
Commercial other	1,463	15	1,146	23
Agricultural real estate	639	2	—	—
Residential real estate senior liens	7,747	16	8,385	83
Residential real estate junior liens	30	—	77	1
Home equity lines of credit	—		35	—
Total impaired loans with a valuation allowance	14,885	46	14,284	191
Impaired loans without a valuation allowance
Commercial real estate	3,084	12	1,576	19
Commercial other	1,301	2	119	2
Agricultural real estate	7,610	237	5,937	58
Agricultural other	3,933	115	2,401	33
Home equity lines of credit	68	—	126	5
Consumer secured	12	—	22	—
Total impaired loans without a valuation allowance	16,008	366	10,181	117
Impaired loans
Commercial	10,854	42	7,482	128
Agricultural	12,182	354	8,338	91
Residential real estate	7,845	16	8,623	89
Consumer	12	—	22	—
Total impaired loans	$30,893	$412	$24,465	$308

	Six Months Ended June 30
	2018		2017
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,012	$104	$4,825	$157
Commercial other	1,505	39	1,211	47
Agricultural real estate	540	6	—	—
Agricultural other	—	—	34	—
Residential real estate senior liens	7,785	90	8,403	166
Residential real estate junior liens	35	—	76	1
Home equity lines of credit	—	—	18	—
Total impaired loans with a valuation allowance	14,877	239	14,567	371
Impaired loans without a valuation allowance
Commercial real estate	2,606	47	1,451	52
Commercial other	1,248	19	117	4
Agricultural real estate	7,804	277	4,990	120
Agricultural other	3,264	151	1,920	46
Home equity lines of credit	72	5	129	10
Consumer secured	13	—	23	—
Total impaired loans without a valuation allowance	15,007	499	8,630	232
Impaired loans
Commercial	10,371	209	7,604	260
Agricultural	11,608	434	6,944	166
Residential real estate	7,892	95	8,626	177
Consumer	13	—	23	—
Total impaired loans	$29,884	$738	$23,197	$603
We had committed to advance $105 and $472 in connection with impaired loans, which includes TDRs, as of June 30, 2018 and December 31, 2017, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended June 30
	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$105	$105	1	$86	$86
Agricultural other	13	3,330	3,306	7	5,445	5,445
Residential real estate
Senior liens	5	327	327	3	255	255
Junior liens	—	—	—	—	—	—
Total residential real estate	5	327	327	3	255	255
Consumer unsecured	—	—	—	—	—	—
Total	19	$3,762	$3,738	11	$5,786	$5,786

	Six Months Ended June 30
	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$1,360	$1,360	3	$313	$313
Agricultural other	15	4,391	4,368	7	5,445	5,445
Residential real estate
Senior liens	7	493	493	3	255	255
Junior liens	—	—	—	1	8	8
Total residential real estate	7	493	493	4	263	263
Consumer unsecured	—	—	—	—	—	—
Total	26	$6,244	$6,221	14	$6,021	$6,021
The following table summarizes concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30
	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$105	—	$—	1	$86
Agricultural other	6	1,770	7	1,560	4	1,349	3	4,096
Residential real estate
Senior liens	1	56	4	271	—	—	3	255
Junior liens	—	—	—	—	—	—	—	—
Total residential real estate	1	56	4	271	—	—	3	255
Consumer unsecured	—	—	—	—	—	—	—	—
Total	7	$1,826	12	$1,936	4	$1,349	7	$4,437

	Six Months Ended June 30
	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$174	3	$1,186	—	$—	3	$313
Agricultural other	7	1,868	8	2,523	4	1,349	3	4,096
Residential real estate
Senior liens	1	56	6	437	—	—	3	255
Junior liens	—	—	—	—	1	8	—	—
Total residential real estate	1	56	6	437	1	8	3	255
Consumer unsecured	—	—	—	—	—	—	—	—
Total	9	$2,098	17	$4,146	5	$1,357	9	$4,664
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2018 or 2017.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six month periods ended June 30, 2018 and June 30, 2017 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30, 2018	December 31, 2017
TDRs	$27,801	$26,197
Note 5 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2018	December 31 2017
FHLB Stock	$13,925	$13,700
Corporate Settlement Solutions, LLC	7,485	7,421
FRB Stock	1,999	1,999
Other	334	334
Total	$23,743	$23,454

Note 6 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
FHLB advances	$315,000	2.09%	$290,000	1.94%
Securities sold under agreements to repurchase without stated maturity dates	31,296	0.10%	54,878	0.12%
Federal funds purchased	16,200	2.14%	—	—%
Total	$362,496	1.92%	$344,878	1.65%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Fixed rate due 2018	$40,000	1.90%	$70,000	1.96%
Fixed rate due 2019	100,000	1.94%	85,000	1.87%
Fixed rate due 2020	55,000	2.18%	35,000	1.80%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	2.63%	10,000	1.72%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	20,000	3.36%	10,000	3.90%
Fixed rate due 2024	10,000	2.97%	—	—%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$315,000	2.09%	$290,000	1.94%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $31,315 and $54,898 at June 30, 2018 and December 31, 2017, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three and six month periods ended June 30, 2018.

	Three Months Ended June 30
	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$34,242	$32,957	0.09%	$55,731	$53,841	0.13%
Federal funds purchased	16,200	9,199	1.82%	5,965	7,496	1.13%
FRB Discount Window	—	—	—%	—	88	1.48%

	Six Months Ended June 30
	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$38,967	$34,467	0.09%	$61,131	$55,663	0.13%
Federal funds purchased	16,200	6,843	1.77%	27,300	4,197	1.11%
FRB Discount Window	—	—	—%	—	44	1.48%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2018	December 31 2017
Pledged to secure borrowed funds	$423,968	$410,988
Pledged to secure repurchase agreements	31,315	54,898
Pledged for public deposits and for other purposes necessary or required by law	34,386	27,976
Total	$489,669	$493,862
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2018	December 31 2017
States and political subdivisions	$3,346	$7,332
Mortgage-backed securities	6,537	13,199
Collateralized mortgage obligations	21,432	34,367
Total	$31,315	$54,898
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of June 30, 2018, we had the ability to borrow up to an additional $112,113, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	June 30, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.7	$10,000	Other Assets	$444

	December 31, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.3	$10,000	Other Assets	$291
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
Note 7 – Revenue
Our revenue is comprised primarily of interest income, service charges and fees, gains on the sale of loans and AFS securities, earnings on corporate owned life insurance policies, and other noninterest income. Other noninterest income is typically service and performance driven in nature and comprised primarily of trust and brokerage advisory fees. We recognize revenue, excluding interest income, in accordance with ASC 606, Revenue From Contracts with Customers. Revenue is recognized when our performance obligation has been satisfied according to our contractual obligation.
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three and six month periods ended June 30, 2018 and 2017, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded contract assets or liabilities. We estimate no returns or allowances for the three and six month periods ended June 30, 2018 and 2017.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Debit card income	$621	$594	$1,209	$1,124
Trust service fees	434	500	936	911
Brokerage advisory fees	174	166	330	326
Service charges and fees related to deposit accounts	82	86	167	171
Total	$1,311	$1,346	$2,642	$2,532
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606. This recently adopted guidance required us to review our other noninterest revenue sources within the scope of the guidance to ensure appropriate recognition of revenue from contracts with customers. This review process did not identify significant changes related to revenue recognition. As such, we did not record or disclose transactions related to the adoption of this guidance.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Consulting fees	$359	$208	$609	$413
ATM and debit card fees	234	404	466	620
Audit and related fees	258	237	460	435
Director fees	222	213	431	422
Donations and community relations	210	168	361	298
FDIC insurance premiums	156	155	320	308
Loan underwriting fees	165	192	314	309
Marketing costs	149	100	259	189
Postage and freight	91	110	222	219
Education and travel	101	93	216	189
Printing and supplies	145	103	205	210
All other	637	540	1,163	1,124
Total other	$2,727	$2,523	$5,026	$4,736
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense, which has significantly changed as a result of 2017 Tax Act, is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Income taxes at statutory rate (21% in 2018 and 34% in 2017)	$755	$1,612	$1,538	$2,859
Effect of nontaxable income
Interest income on tax exempt municipal securities	(264)	(454)	(538)	(909)
Earnings on corporate owned life insurance policies	(38)	(62)	(74)	(123)
Effect of tax credits	(201)	(191)	(401)	(380)
Other	(8)	(18)	(19)	(36)
Total effect of nontaxable income	(511)	(725)	(1,032)	(1,448)
Effect of nondeductible expenses	19	11	22	19
Federal income tax expense	$263	$898	$528	$1,430

Note 10 – Computation of Earnings Per Common Share
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

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Average number of common shares outstanding for basic calculation	7,912,374	7,841,822	7,887,961	7,834,523
Average potential effect of common shares in the Directors Plan (1)	173,222	190,528	186,174	191,028
Average number of common shares outstanding used to calculate diluted earnings per common share	8,085,596	8,032,350	8,074,135	8,025,551
Net income	$3,333	$3,844	$6,795	$6,980
Earnings per common share
Basic	$0.42	$0.49	$0.86	$0.89
Diluted	$0.41	$0.48	$0.84	$0.87

(1)	Exclusive of shares held in the Rabbi Trust
Note 11 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2018				2017
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$(5,759)	$326	$(3,223)	$(8,656)	$1,257	$175	$(2,972)	(1,540)
OCI before reclassifications	(1,978)	31	—	(1,947)	2,570	(61)	—	2,509
Amounts reclassified from AOCI	—	—	—	—	(142)	—	—	(142)
Subtotal	(1,978)	31	—	(1,947)	2,428	(61)	—	2,367
Tax effect	442	(6)	—	436	(762)	21	—	(741)
OCI, net of tax	(1,536)	25	—	(1,511)	1,666	(40)	—	1,626
Balance, June 30	$(7,295)	$351	$(3,223)	$(10,167)	$2,923	$135	$(2,972)	$86

	Six Months Ended June 30
	2018				2017
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$391	$230	$(3,223)	$(2,602)	$30	$164	$(2,972)	$(2,778)
OCI before reclassifications	(10,035)	153	—	(9,882)	4,247	(44)	—	4,203
Amounts reclassified from AOCI	—	—	—	—	(142)	—	—	(142)
Subtotal	(10,035)	153	—	(9,882)	4,105	(44)	—	4,061
Tax effect	2,126	(32)	—	2,094	(1,212)	15	—	(1,197)
OCI, net of tax	(7,909)	121	—	(7,788)	2,893	(29)	—	2,864
Adoption of ASU 2016-01	223	—	—	223	—	—	—	—
Balance, June 30	$(7,295)	$351	$(3,223)	$(10,167)	$2,923	$135	$(2,972)	$86
Included in OCI for the three and six month period ended June 30, 2018 are changes in unrealized holding gains and losses related to auction rate money market preferred stocks. For the three and six month periods ended June 30, 2017, OCI includes changes in unrealized holding gains and losses related to auction rate money market preferred stocks and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$123	$(2,101)	$(1,978)	$186	$2,384	$2,570
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(142)	(142)
Net unrealized gains (losses)	123	(2,101)	(1,978)	186	2,242	2,428
Tax effect	—	442	442	—	(762)	(762)
Unrealized gains (losses), net of tax	$123	$(1,659)	$(1,536)	$186	$1,480	$1,666

	Six Months Ended June 30
	2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$86	$(10,121)	$(10,035)	$541	$3,706	$4,247
Reclassification adjustment for net (gains) losses included in net income	—	—	$—	—	(142)	$(142)
Net unrealized gains (losses)	86	(10,121)	(10,035)	541	3,564	4,105
Tax effect	—	2,126	2,126	—	(1,212)	(1,212)
Unrealized gains (losses), net of tax	$86	$(7,995)	$(7,909)	$541	$2,352	$2,893

Note 12 – Fair Value
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

The following tables list the quantitative fair value information about impaired loans as of:

June 30, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$28,624	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	25% - 50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	December 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$15,956	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis
Disclosure of the estimated fair values of financial instruments, which differs from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$22,213	$22,213	$22,213	$—	$—
Mortgage loans AFS	1,420	1,440	—	1,440	—
Gross loans	1,151,756	1,151,688	—	—	1,151,688
Less allowance for loan and lease losses	8,200	8,200	—	—	8,200
Net loans	1,143,556	1,143,488	—	—	1,143,488
Accrued interest receivable	5,684	5,684	5,684	—	—
Equity securities without readily determinable fair values (1)	23,743	N/A	—	—	—
OMSR	2,398	2,400	—	2,400	—
LIABILITIES
Deposits without stated maturities	821,442	821,442	821,442	—	—
Deposits with stated maturities	453,320	441,266	—	441,266	—
Borrowed funds	362,496	357,079	—	357,079	—
Accrued interest payable	702	702	702	—	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$30,848	$30,848	$30,848	$—	$—
Mortgage loans AFS	1,560	1,587	—	1,587	—
Gross loans	1,091,519	1,056,906	—	—	1,056,906
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,083,819	1,049,206	—	—	1,049,206
Accrued interest receivable	7,063	7,063	7,063	—	—
Equity securities without readily determinable fair values (1)	23,454	N/A	—	—	—
OMSR	2,409	2,409	—	2,409	—
LIABILITIES
Deposits without stated maturities	811,992	811,992	811,992	—	—
Deposits with stated maturities	453,266	443,892	—	443,892	—
Borrowed funds	344,878	342,089	—	342,089	—
Accrued interest payable	680	680	680	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$190	$—	$190	$—	$216	$—	$216	$—
States and political subdivisions	202,273	—	202,273	—	208,474	—	208,474	—
Auction rate money market preferred	3,135	—	3,135	—	3,049	—	3,049	—
Mortgage-backed securities	197,637	—	197,637	—	208,797	—	208,797	—
Collateralized mortgage obligations	120,873	—	120,873	—	128,194	—	128,194	—
Total AFS securities	524,108	—	524,108	—	548,730	—	548,730	—
Equity securities	—	—	—	—	3,577	3,577	—	—
Derivative instruments	444	—	444	—	291	—	291	—
Nonrecurring items
Impaired loans (net of the ALLL)	28,624	—	—	28,624	15,956	—	—	15,956
Total	$553,176	$—	$524,552	$28,624	$568,554	$3,577	$549,021	$15,956
Percent of assets and liabilities measured at fair value		—%	94.83%	5.17%		0.63%	96.56%	2.81%
Equity securities are recorded at fair value with changes in fair value recognized through earnings on a recurring basis. For the six month period ended June 30, 2018, we recorded a loss of $41 through earnings. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2018.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2018	December 31 2017
ASSETS
Cash on deposit at the Bank	$3,008	$185
Investments in subsidiaries	140,413	145,962
Premises and equipment	1,902	1,950
Other assets	51,234	52,253
TOTAL ASSETS	$196,557	$200,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$4,608	$5,445
Shareholders' equity	191,949	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$196,557	$200,350
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Income
Dividends from subsidiaries	$3,900	$2,600	$6,000	$4,300
Interest income	—	—	—	2
Management fee and other	855	1,691	1,530	3,241
Total income	4,755	4,291	7,530	7,543
Expenses
Compensation and benefits	1,175	1,118	2,159	2,490
Occupancy and equipment	126	432	249	876
Audit and related fees	104	140	173	264
Other	380	634	774	1,175
Total expenses	1,785	2,324	3,355	4,805
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,970	1,967	4,175	2,738
Federal income tax benefit	192	212	380	528
Income before equity in undistributed earnings of subsidiaries	3,162	2,179	4,555	3,266
Undistributed earnings of subsidiaries	171	1,665	2,240	3,714
Net income	$3,333	$3,844	$6,795	$6,980

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2018	2017
Operating activities
Net income	$6,795	$6,980
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,240)	(3,714)
Undistributed earnings of equity securities without readily determinable fair values	(64)	93
Share-based payment awards under equity compensation plan	304	302
Depreciation	64	77
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,084	80
Accrued interest and other liabilities	(837)	(1,219)
Net cash provided by (used in) operating activities	5,106	2,599
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	249
Sales (purchases) of premises and equipment	(16)	(26)
Net cash provided by (used in) investing activities	(16)	223
Financing activities
Cash dividends paid on common stock	(4,096)	(3,920)
Proceeds from the issuance of common stock	3,272	3,764
Common stock repurchased	(1,238)	(2,622)
Common stock purchased for deferred compensation obligations	(205)	(197)
Net cash provided by (used in) financing activities	(2,267)	(2,975)
Increase (decrease) in cash and cash equivalents	2,823	(153)
Cash and cash equivalents at beginning of period	185	1,297
Cash and cash equivalents at end of period	$3,008	$1,144
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2018 and 2017 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and six month periods ended June 30, 2018 and 2017. This analysis should be read in conjunction with our 2017 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2018, we reported net income of $3,333 and $6,795 and earnings per common share of $0.42 and $0.86, respectively. Net income and earnings per common share for the same periods of 2017 were $3,844 and $6,980 and $0.49 and $0.89, respectively. Interest income for the first six months of 2018 increased when compared to the same period of 2017 as the result of strong loan growth, which totaled $103,259 during the past 12 months. Net interest income increased by $1,192 for the first six months of 2018 in comparison to the same period in 2017. Primarily as a result of loan growth, provision for loan losses increased by $676 for the first six months of 2018 in comparison to the same period in 2017. Noninterest expenses for the first six months of 2018, in comparison to the same period in 2017, increased due to a $525 settlement during 2017 with an insurance claim administrator in favor of Isabella Bank, increased consulting fees in 2018 related to income tax strategies, and increased costs related to upgrades to technology and network security. Net income in 2018 has benefited from the lower federal statutory tax rate established by the 2017 Tax Act.
As of June 30, 2018, total assets and assets under management were $1,836,955 and $2,589,353, respectively, with both increasing from December 31, 2017. Assets under management include loans sold and serviced of $257,865 and assets managed by our Investment and Trust Services Department of $494,533, in addition to assets on our consolidated balance sheet. Loans outstanding as of June 30, 2018 totaled $1,151,756. During the first six months of 2018, gross loans increased $60,237. This growth was funded through maturities and the receipt of principal payments in the AFS securities portfolio, and growth in total deposits and borrowed funds which increased $27,122. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our net yield on interest earning assets (FTE) was 2.95% for the six month period ended June 30, 2018. The FRB increased short-term interest rates during the first and second quarters of 2018 and project further increases in 2018. We anticipate marginal improvement in our net yield on interest earning assets as a result of a combination of projected FRB short-term rate increases, our asset mix shifting to an increasing percentage of loans compared to investment securities, and strategic growth in loans and other income earning assets. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
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

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
INCOME STATEMENT DATA
Interest income	$15,713	$15,121	$15,078	$14,976	$14,498
Interest expense	3,741	3,401	3,435	3,200	3,028
Net interest income	11,972	11,720	11,643	11,776	11,470
Provision for loan losses	328	384	168	49	9
Noninterest income	2,736	2,487	2,710	2,698	2,788
Noninterest expenses	10,784	10,096	10,628	10,139	9,507
Federal income tax expense**	263	265	836	750	898
Net income	$3,333	$3,462	$2,721	$3,536	$3,844
PER SHARE
Basic earnings	$0.42	$0.44	$0.35	$0.45	$0.49
Diluted earnings	$0.41	$0.43	$0.34	$0.44	$0.48
Dividends	$0.26	$0.26	$0.26	$0.26	$0.25
Tangible book value*	$19.36	$19.16	$18.96	$18.82	$18.62
Quoted market value
High	$27.25	$28.25	$29.95	$29.10	$28.45
Low	$26.25	$26.11	$27.99	$27.65	$27.60
Close*	$26.65	$27.40	$28.25	$29.00	$28.00
Common shares outstanding*	7,933,250	7,894,341	7,857,293	7,856,664	7,862,553
PERFORMANCE RATIOS
Return on average total assets	0.74%	0.77%	0.61%	0.79%	0.87%
Return on average shareholders' equity	6.89%	7.11%	5.48%	7.11%	7.85%
Return on average tangible shareholders' equity	8.75%	9.23%	7.33%	9.61%	10.59%
Net interest margin yield (FTE)**	2.95%	2.95%	3.02%	3.08%	3.03%
BALANCE SHEET DATA*
Gross loans	$1,151,756	$1,093,002	$1,091,519	$1,077,544	$1,048,497
AFS securities	$524,108	$547,762	$548,730	$549,274	$564,197
Total assets	$1,836,955	$1,799,592	$1,813,130	$1,791,967	$1,777,298
Deposits	$1,274,762	$1,297,868	$1,265,258	$1,216,062	$1,210,152
Borrowed funds	$362,496	$303,113	$344,878	$367,027	$360,940
Shareholders' equity	$191,949	$191,090	$194,905	$196,463	$195,070
Gross loans to deposits	90.35%	84.22%	86.27%	88.61%	86.64%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$257,865	$262,541	$266,789	$268,817	$269,595
Assets managed by our Investment and Trust Services Department	$494,533	$470,578	$478,146	$467,601	$454,294
Total assets under management	$2,589,353	$2,532,711	$2,558,065	$2,528,385	$2,501,187
ASSET QUALITY*
Nonperforming loans to gross loans	0.58%	0.63%	0.31%	0.21%	0.26%
Nonperforming assets to total assets	0.37%	0.40%	0.20%	0.14%	0.17%
ALLL to gross loans	0.71%	0.75%	0.71%	0.71%	0.72%
CAPITAL RATIOS*
Shareholders' equity to assets	10.45%	10.62%	10.75%	10.96%	10.98%
Tier 1 leverage	8.71%	8.69%	8.54%	8.50%	8.50%
Common equity tier 1 capital	12.11%	12.34%	12.23%	12.20%	12.43%
Tier 1 risk-based capital	12.11%	12.34%	12.23%	12.20%	12.43%
Total risk-based capital	12.76%	13.01%	12.86%	12.84%	13.07%
* At end of period
** Calculations are based on a federal income tax rate of 21% in 2018 and 34% for all other periods.

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2018	June 30 2017	June 30 2016	June 30 2015	June 30 2014
INCOME STATEMENT DATA
Interest income	$30,834	$28,359	$26,299	$25,512	$25,318
Interest expense	7,142	5,859	5,292	5,006	4,968
Net interest income	23,692	22,500	21,007	20,506	20,350
Provision for loan losses	712	36	168	(1,261)	(442)
Noninterest income	5,223	5,404	4,975	4,757	4,683
Noninterest expenses	20,880	19,458	18,298	17,005	17,349
Federal income tax expense**	528	1,430	1,092	1,748	1,252
Net income	$6,795	$6,980	$6,424	$7,771	$6,874
PER SHARE
Basic earnings	$0.86	$0.89	$0.82	$1.00	$0.89
Diluted earnings	$0.84	$0.87	$0.80	$0.98	$0.87
Dividends	$0.52	$0.50	$0.48	$0.46	$0.44
Tangible book value*	$19.36	$18.62	$17.72	$17.17	$16.08
Quoted market value
High	$28.25	$29.00	$29.90	$23.80	$23.94
Low	$26.11	$27.60	$27.25	$22.00	$22.52
Close*	$26.65	$28.00	$27.90	$23.75	$22.95
Common shares outstanding*	7,933,250	7,862,553	7,836,442	7,797,188	7,735,156
PERFORMANCE RATIOS
Return on average total assets	0.75%	0.80%	0.77%	1.00%	0.91%
Return on average shareholders' equity	7.00%	7.21%	6.71%	8.69%	8.24%
Return on average tangible shareholders' equity	8.92%	9.67%	9.37%	11.71%	11.17%
Net interest margin yield (FTE)**	2.95%	3.01%	2.97%	3.15%	3.21%
BALANCE SHEET DATA*
Gross loans	$1,151,756	$1,048,497	$919,594	$831,831	$819,253
AFS securities	$524,108	$564,197	$602,463	$595,318	$550,518
Total assets	$1,836,955	$1,777,298	$1,680,359	$1,586,975	$1,522,135
Deposits	$1,274,762	$1,210,152	$1,156,870	$1,090,469	$1,060,928
Borrowed funds	$362,496	$360,940	$318,596	$307,599	$279,457
Shareholders' equity	$191,949	$195,070	$195,133	$178,025	$171,099
Gross loans to deposits	90.35%	86.64%	79.49%	76.28%	77.22%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$257,865	$269,595	$275,958	$289,089	$290,590
Assets managed by our Investment and Trust Services Department	$494,533	$454,294	$415,762	$400,827	$374,092
Total assets under management	$2,589,353	$2,501,187	$2,372,079	$2,276,891	$2,186,817
ASSET QUALITY*
Nonperforming loans to gross loans	0.58%	0.26%	0.13%	0.19%	0.57%
Nonperforming assets to total assets	0.37%	0.17%	0.09%	0.15%	0.38%
ALLL to gross loans	0.71%	0.72%	0.83%	1.08%	1.31%
CAPITAL RATIOS*
Shareholders' equity to assets	10.45%	10.98%	11.61%	11.22%	11.24%
Tier 1 leverage	8.71%	8.50%	8.50%	8.77%	8.50%
Common equity tier 1 capital	12.11%	12.43%	13.08%	13.94%	N/A
Tier 1 risk-based capital	12.11%	12.43%	13.08%	13.94%	13.86%
Total risk-based capital	12.76%	13.07%	13.80%	14.88%	15.11%
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

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,114,669	$12,076	4.33%	$1,076,667	$11,296	4.20%	$1,028,875	$10,685	4.15%
Taxable investment securities (1)	350,449	2,127	2.43%	355,867	2,160	2.43%	374,156	2,226	2.38%
Nontaxable investment securities	196,773	1,809	3.68%	197,519	1,892	3.83%	206,668	2,314	4.48%
Fed Funds Sold	1	—	—%	—	—	—%	95	—	—%
Other	24,095	179	2.97%	27,160	283	4.17%	23,299	174	2.99%
Total earning assets	1,685,987	16,191	3.84%	1,657,213	15,631	3.77%	1,633,093	15,399	3.77%
NONEARNING ASSETS
Allowance for loan losses	(8,240)			(7,771)			(7,554)
Cash and demand deposits due from banks	18,744			19,437			18,425
Premises and equipment	28,473			28,578			28,895
Accrued income and other assets	86,441			91,471			99,468
Total assets	$1,811,405			$1,788,928			$1,772,327
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$226,309	$61	0.11%	$231,308	$71	0.12%	$209,638	$55	0.10%
Savings deposits	363,842	397	0.44%	354,445	322	0.36%	360,870	259	0.29%
Time deposits	465,745	1,772	1.52%	463,236	1,653	1.43%	436,716	1,301	1.19%
Borrowed funds	334,573	1,511	1.81%	319,789	1,355	1.69%	356,096	1,413	1.59%
Total interest bearing liabilities	1,390,469	3,741	1.08%	1,368,778	3,401	0.99%	1,363,320	3,028	0.89%
NONINTEREST BEARING LIABILITIES
Demand deposits	220,293			217,658			202,597
Other	7,108			7,793			10,579
Shareholders’ equity	193,535			194,699			195,831
Total liabilities and shareholders’ equity	$1,811,405			$1,788,928			$1,772,327
Net interest income (FTE)		$12,450			$12,230			$12,371
Net yield on interest earning assets (FTE)			2.95%			2.95%			3.03%

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,095,773	$23,372	4.27%	$1,013,248	$20,805	4.11%
Taxable investment securities (1)	353,143	4,287	2.43%	369,231	4,377	2.37%
Nontaxable investment securities	197,144	3,701	3.75%	206,023	4,627	4.49%
Fed Funds Sold	—	—	—%	1,240	4	0.65%
Other	25,639	462	3.60%	25,128	345	2.75%
Total earning assets	1,671,699	31,822	3.81%	1,614,870	30,158	3.74%
NONEARNING ASSETS
Allowance for loan losses	(8,009)			(7,517)
Cash and demand deposits due from banks	19,068			18,551
Premises and equipment	28,525			29,068
Accrued income and other assets	88,945			98,588
Total assets	$1,800,228			$1,753,560
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$228,794	$132	0.12%	$211,616	$108	0.10%
Savings deposits	359,170	719	0.40%	357,456	481	0.27%
Time deposits	464,497	3,425	1.47%	436,362	2,566	1.18%
Borrowed funds	327,222	2,866	1.75%	342,307	2,704	1.58%
Total interest bearing liabilities	1,379,683	7,142	1.04%	1,347,741	5,859	0.87%
NONINTEREST BEARING LIABILITIES
Demand deposits	218,977			201,613
Other	7,461			10,707
Shareholders’ equity	194,107			193,499
Total liabilities and shareholders’ equity	$1,800,228			$1,753,560
Net interest income (FTE)		$24,680			$24,299
Net yield on interest earning assets (FTE)			2.95%			3.01%
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

	Three Months Ended June 30, 2018 Compared to March 31, 2018 Increase (Decrease) Due to			Three Months Ended June 30, 2018 Compared to June 30, 2017 Increase (Decrease) Due to			Six Months Ended June 30, 2018 Compared to June 30, 2017 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$405	$375	$780	$916	$475	$1,391	$1,739	$828	$2,567
Taxable investment securities	(33)	—	(33)	(143)	44	(99)	(194)	104	(90)
Nontaxable investment securities	(7)	(76)	(83)	(107)	(398)	(505)	(193)	(733)	(926)
Fed Funds Sold	—	—	—	—	—	—	—	(4)	(4)
Other	(29)	(75)	(104)	6	(1)	5	7	110	117
Total changes in interest income	336	224	560	672	120	792	1,359	305	1,664
Changes in interest expense
Interest bearing demand deposits	(2)	(8)	(10)	4	2	6	9	15	24
Savings deposits	9	66	75	2	136	138	2	236	238
Time deposits	9	110	119	91	380	471	174	685	859
Borrowed funds	64	92	156	(89)	187	98	(123)	285	162
Total changes in interest expense	80	260	340	8	705	713	62	1,221	1,283
Net change in interest margin (FTE)	$256	$(36)	$220	$664	$(585)	$79	$1,297	$(916)	$381
Our net yield on interest earning assets remained the same during the quarter with yields remaining at low levels. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed pressure on net interest margin. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2018.

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Total earning assets	3.84%	3.77%	3.86%	3.86%	3.77%
Total interest bearing liabilities	1.08%	0.99%	1.01%	0.93%	0.89%
Net yield on interest earning assets (FTE)	2.95%	2.95%	3.02%	3.08%	3.03%

	Quarter to Date Net Interest Income (FTE)
	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Total interest income (FTE)	$16,191	$15,631	$15,939	$15,872	$15,399
Total interest expense	3,741	3,401	3,435	3,200	3,028
Net interest income (FTE)	$12,450	$12,230	$12,504	$12,672	$12,371

Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of incurred losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a representation of other qualitative risks that reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
ALLL at beginning of period	$8,200	$7,500	$7,700	$7,400
Charge-offs
Commercial and agricultural	489	25	494	52
Residential real estate	29	—	39	43
Consumer	48	44	136	118
Total charge-offs	566	69	669	213
Recoveries
Commercial and agricultural	101	55	204	188
Residential real estate	69	63	125	99
Consumer	68	42	128	90
Total recoveries	238	160	457	377
Net loan charge-offs (recoveries)	328	(91)	212	(164)
Provision for loan losses	328	9	712	36
ALLL at end of period	$8,200	$7,600	$8,200	$7,600
Net loan charge-offs (recoveries) to average loans outstanding	0.03%	(0.01)%	0.02%	(0.02)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Total charge-offs	$566	$103	$401	$157	$69
Total recoveries	238	219	233	208	160
Net loan charge-offs (recoveries)	328	(116)	168	(51)	(91)
Net loan charge-offs (recoveries) to average loans outstanding	0.03%	(0.01)%	0.02%	—%	(0.01)%
Provision for loan losses	$328	$384	$168	$49	$9
Provision for loan losses to average loans outstanding	0.03%	0.04%	0.02%	—%	—%
ALLL	$8,200	$8,200	$7,700	$7,700	$7,600
ALLL as a % of loans at end of period	0.71%	0.75%	0.71%	0.71%	0.72%
During the quarter, we experienced higher levels of charge-offs and experienced deterioration in credit quality indicators. The majority of the charge-offs recognized during the quarter were related to one borrower and are therefore, not indicative of a trend in charge-off activity. As such, the ALLL remained at $8,200 and we recorded a provision for loan losses of $328 as result of the loan growth during the quarter. Overall, our levels of required reserve are modest due to strong credit quality indicators, low historical loss factors, and net loan recoveries in recent periods. The ALLL as a percentage of loans has remained consistent with an increase in the balance of the ALLL being a result of our strong loan growth.

The following table illustrates our changes within the two main components of the ALLL as of:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
ALLL
Individually evaluated for impairment	$2,059	$2,503	$2,130	$2,551	$2,455
Collectively evaluated for impairment	6,141	5,697	5,570	5,149	5,145
Total	$8,200	$8,200	$7,700	$7,700	$7,600
ALLL to gross loans
Individually evaluated for impairment	0.18%	0.23%	0.20%	0.24%	0.23%
Collectively evaluated for impairment	0.53%	0.52%	0.51%	0.47%	0.49%
Total	0.71%	0.75%	0.71%	0.71%	0.72%
For further discussion of the allocation of the ALLL, see “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
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

	Total Past Due and Nonaccrual Loans
	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Commercial and agricultural	$9,980	$9,398	$4,885	$3,600	$4,920
Residential real estate	2,452	4,614	4,881	2,201	2,358
Consumer	43	115	70	52	64
Total	$12,475	$14,127	$9,836	$5,853	$7,342
Total past due and nonaccrual loans to gross loans	1.08%	1.29%	0.90%	0.54%	0.70%
While past due and nonaccrual status loans have fluctuated over the last year, they continue to reflect strong loan performance. The recent increase resulted primarily from commercial and agricultural loan activity, which is being closely monitored. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of June 30, 2018 or December 31, 2017.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.

The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2018	143	$24,350	15	$3,190	158	$27,540
New modifications	15	3,081	4	657	19	3,738
Principal advances (payments)	—	66	—	(483)	—	(417)
Loans paid off	(13)	(3,037)	(1)	(23)	(14)	(3,060)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(730)	3	730	—	—
June 30, 2018	142	$23,730	21	$4,071	163	$27,801

	Six Months Ended June 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	22	5,564	4	657	26	6,221
Principal advances (payments)	—	(321)	—	(575)	—	(896)
Loans paid off	(22)	(3,698)	(1)	(23)	(23)	(3,721)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(5)	(1,099)	5	1,099	—	—
June 30, 2018	142	$23,730	21	$4,071	163	$27,801

	Three Months Ended June 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2017	150	$20,251	6	$800	156	$21,051
New modifications	10	5,320	1	466	11	5,786
Principal advances (payments)	—	(113)	—	(16)	—	(129)
Loans paid off	(5)	(276)	—	—	(5)	(276)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
June 30, 2017	155	$25,182	5	$1,159	160	$26,341

	Six Months Ended June 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	13	5,555	1	466	14	6,021
Principal advances (payments)	—	(422)	—	(22)	—	(444)
Loans paid off	(10)	(527)	—	—	(10)	(527)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	1	75	(1)	(75)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
June 30, 2017	155	$25,182	5	$1,159	160	$26,341
The following table summarizes our TDRs as of:

	June 30, 2018			December 31, 2017
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$21,999	$2,892	$24,891	$21,234	$—	$21,234	$3,657
Past due 30-59 days	598	57	655	1,778	805	2,583	(1,928)
Past due 60-89 days	1,008	13	1,021	219	708	927	94
Past due 90 days or more	125	1,109	1,234	53	1,400	1,453	(219)
Total	$23,730	$4,071	$27,801	$23,284	$2,913	$26,197	$1,604
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,721	$7,022	$492	$5,780	$6,082	$626
Commercial other	1,964	1,964	14	2,219	2,219	24
Agricultural real estate	6,913	6,913	102	7,913	7,913	—
Agricultural other	5,020	5,020	—	2,685	2,685	—
Residential real estate senior liens	7,096	7,458	1,341	7,460	7,839	1,406
Residential real estate junior liens	13	13	2	44	44	7
Home equity lines of credit	63	363	—	79	379	—
Consumer secured	11	11	—	17	17	—
Total TDRs	27,801	28,764	1,951	26,197	27,178	2,063
Other impaired loans
Commercial real estate	1,045	1,148	—	100	161	—
Commercial other	300	344	—	—	—	—
Agricultural real estate	620	620	—	—	—	—
Agricultural other	341	341	—	—	—	—
Residential real estate senior liens	566	774	106	356	620	67
Residential real estate junior liens	10	10	2	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	2,882	3,237	108	456	781	67
Total impaired loans	$30,683	$32,001	$2,059	$26,653	$27,959	$2,130
Additional disclosure related to impaired loans is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Nonaccrual status loans	$6,492	$6,237	$3,027	$1,605	$1,563
Accruing loans past due 90 days or more	154	664	395	646	1,203
Total nonperforming loans	6,646	6,901	3,422	2,251	2,766
Foreclosed assets	167	229	291	240	229
Total nonperforming assets	$6,813	$7,130	$3,713	$2,491	$2,995
Nonperforming loans as a % of total loans	0.58%	0.63%	0.31%	0.21%	0.26%
Nonperforming assets as a % of total assets	0.37%	0.40%	0.20%	0.14%	0.17%
Typically after a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While nonperforming loans have increased in recent periods, they remain at low levels.

Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2018	December 31 2017
Commercial and agricultural	$3,489	$2,679
Residential real estate	582	234
Total	$4,071	$2,913
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of June 30, 2018.
We believe that the level of the ALLL is appropriate as of June 30, 2018. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.
Noninterest Income and Noninterest Expenses
Significant noninterest income account balances are highlighted in the following tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2018	2017	$	%
Service charges and fees
ATM and debit card fees	$708	$675	$33	4.89%
NSF and overdraft fees	465	461	4	0.87%
Freddie Mac servicing fee	163	170	(7)	(4.12)%
Service charges on deposit accounts	82	86	(4)	(4.65)%
Paper statement fees	63	—	63	—%
Net OMSR income (loss)	(23)	(17)	(6)	(35.29)%
All other	30	30	—	—%
Total service charges and fees	1,488	1,405	83	5.91%
Net gain on sale of mortgage loans	87	199	(112)	(56.28)%
Earnings on corporate owned life insurance policies	181	183	(2)	(1.09)%
Net gains on sale of AFS securities	—	142	(142)	(100.00)%
Other
Trust and brokerage advisory fees	738	666	72	10.81%
Other	242	193	49	25.39%
Total other	980	859	121	14.09%
Total noninterest income	$2,736	$2,788	$(52)	(1.87)%

	Six Months Ended June 30
			Change
	2018	2017	$	%
Service charges and fees
ATM and debit card fees	$1,377	$1,278	$99	7.75%
NSF and overdraft fees	924	902	22	2.44%
Freddie Mac servicing fee	325	339	(14)	(4.13)%
Service charges on deposit accounts	167	171	(4)	(2.34)%
Paper statement fees	133	—	133	—%
Net OMSR income (loss)	(11)	184	(195)	(105.98)%
All other	61	61	—	—%
Total service charges and fees	2,976	2,935	41	1.40%
Net gain on sale of mortgage loans	168	354	(186)	(52.54)%
Earnings on corporate owned life insurance policies	351	363	(12)	(3.31)%
Net gains on sale of AFS securities	—	142	(142)	(100.00)%
Other
Trust and brokerage advisory fees	1,396	1,237	159	12.85%
Other	332	373	(41)	(10.99)%
Total other	1,728	1,610	118	7.33%
Total noninterest income	$5,223	$5,404	$(181)	(3.35)%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees fluctuate from period-to-period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fee transaction charges, we do expect that fee income will continue to increase in 2018 as the trend of ATM and debit card usage continues to increase.

•	Paper statement fees were implemented during the third quarter of 2017; therefore, there was no paper statement fee income for the three and six month periods ended June 30, 2017.

•
OMSR income (loss) results are based on OMSR valuation changes which are driven, in part, by changes in offering rates on residential mortgage loans, prepayments in the servicing-retained portfolio, and volume of loans within the servicing-retained portfolio.  OMSR income during the remainder of 2018 will be based on valuation changes and may not exceed 2017 OMSR income based on changes in offering rates.

•
We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. Additionally, we anticipate selling more residential mortgage loan originations as opposed carrying them in our residential real estate portfolio. As a result, we expect net gains on the sale of mortgage loans to increase during the remainder of 2018 but may not exceed 2017 levels.

•
We are continually analyzing our AFS securities for potential sale opportunities. Securities with unrealized gains and less than desirable yields may be sold for funding and profitability purposes. During 2017, we identified several mortgage-backed securities that were desirable to be sold and recognized gains with these sales. We will continue to analyze our AFS securities portfolio for potential sale opportunities in 2018 and sell AFS securities when appropriate.

•
In recent periods, we have invested considerable efforts to increase our market penetration with investment and trust services. We anticipate that fee income will continue to increase during the remainder of 2018 and exceed 2017 levels.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2018	2017	$	%
Compensation and benefits
Employee salaries	$4,077	$3,961	$116	2.93%
Employee benefits	1,602	856	746	87.15%
Total compensation and benefits	5,679	4,817	862	17.89%
Furniture and equipment
Service contracts	533	471	62	13.16%
Computer expense	458	313	145	46.33%
Depreciation	512	508	4	0.79%
All other	68	60	8	13.33%
Total furniture and equipment	1,571	1,352	219	16.20%
Occupancy
Outside services	176	200	(24)	(12.00)%
Depreciation	219	210	9	4.29%
Utilities	126	115	11	9.57%
Property taxes	146	146	—	—%
All other	140	144	(4)	(2.78)%
Total occupancy	807	815	(8)	(0.98)%
Other
Consulting fees	359	208	151	72.60%
ATM and debit card fees	234	404	(170)	(42.08)%
Director fees	222	213	9	4.23%
Audit and related fees	258	237	21	8.86%
FDIC insurance premiums	156	155	1	0.65%
Donations and community relations	210	168	42	25.00%
Loan underwriting fees	165	192	(27)	(14.06)%
Printing and supplies	145	103	42	40.78%
Postage and freight	91	110	(19)	(17.27)%
Education and travel	101	93	8	8.60%
Marketing costs	149	100	49	49.00%
All other	637	540	97	17.96%
Total other	2,727	2,523	204	8.09%
Total noninterest expenses	$10,784	$9,507	$1,277	13.43%

	Six Months Ended June 30
			Change
	2018	2017	$	%
Compensation and benefits

Employee salaries	$8,261	$8,122	$139	1.71%
Employee benefits	2,912	2,252	660	29.31%
Total compensation and benefits	11,173	10,374	799	7.70%
Furniture and equipment
Service contracts	1,039	949	90	9.48%
Depreciation	1,010	1,020	(10)	(0.98)%
Computer expense	882	623	259	41.57%
All other	119	104	15	14.42%
Total furniture and equipment	3,050	2,696	354	13.13%
Occupancy
Depreciation	438	420	18	4.29%
Outside services	361	399	(38)	(9.52)%
Utilities	278	258	20	7.75%
Property taxes	291	292	(1)	(0.34)%
All other	263	283	(20)	(7.07)%
Total occupancy	1,631	1,652	(21)	(1.27)%
Other
Consulting fees	609	413	196	47.46%
ATM and debit card fees	466	620	(154)	(24.84)%
Director fees	431	422	9	2.13%
Audit and related fees	460	435	25	5.75%
FDIC insurance premiums	320	308	12	3.90%
Donations and community relations	361	298	63	21.14%
Loan underwriting fees	314	309	5	1.62%
Printing and supplies	205	210	(5)	(2.38)%
Postage and freight	222	219	3	1.37%
Education and travel	216	189	27	14.29%
Marketing costs	259	189	70	37.04%
All other	1,163	1,124	39	3.47%
Total other	5,026	4,736	290	6.12%
Total noninterest expenses	$20,880	$19,458	$1,422	7.31%
Significant changes in noninterest expenses are detailed below:

•
The increase in employee benefits is primarily related to a settlement with an insurance claim administrator in 2017 in favor of Isabella Bank. Additional expenses are related to our pension plan as a result of early distributions. Employee benefits are expected to increase moderately during the remainder of 2018 due to anticipated increases in health care costs and exceed 2017 levels as a result of the settlement.

•
Computer expense increased in 2018 due to data and system upgrades, additional network security costs, and one-time implementation costs. Expenses in 2018 are expected to continue to exceed 2017 levels.

•	Consulting fees have increased, in part, due to professional services related to income tax strategies. As result, consulting fees are expected to exceed 2017 levels for the remainder of 2018.

•
ATM and debit card fees decreased primarily as a result of recognition of an early contract termination fee in the second quarter of 2017. As a result, these expenses in 2018 are not expected to exceed 2017 levels.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	June 30 2018	December 31 2017	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$22,213	$30,848	$(8,635)	(27.99)%
AFS securities
Amortized cost of AFS securities	533,325	547,912	(14,587)	(2.66)%
Unrealized gains (losses) on AFS securities	(9,217)	818	(10,035)	N/M
AFS securities	524,108	548,730	(24,622)	(4.49)%
Equity securities, at fair value	—	3,577	(3,577)	(100.00)%
Mortgage loans AFS	1,420	1,560	(140)	(8.97)%
Loans
Gross loans	1,151,756	1,091,519	60,237	5.52%
Less allowance for loan and lease losses	8,200	7,700	500	6.49%
Net loans	1,143,556	1,083,819	59,737	5.51%
Premises and equipment	28,267	28,450	(183)	(0.64)%
Corporate owned life insurance policies	27,377	27,026	351	1.30%
Accrued interest receivable	5,684	7,063	(1,379)	(19.52)%
Equity securities without readily determinable fair values	23,743	23,454	289	1.23%
Goodwill and other intangible assets	48,497	48,547	(50)	(0.10)%
Other assets	12,090	10,056	2,034	20.23%
TOTAL ASSETS	$1,836,955	$1,813,130	$23,825	1.31%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,274,762	$1,265,258	$9,504	0.75%
Borrowed funds	362,496	344,878	17,618	5.11%
Accrued interest payable and other liabilities	7,748	8,089	(341)	(4.22)%
Total liabilities	1,645,006	1,618,225	26,781	1.65%
Shareholders’ equity	191,949	194,905	(2,956)	(1.52)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,836,955	$1,813,130	$23,825	1.31%
As shown above, total assets have increased since December 31, 2017. Gross loans increased 5.52% during the first six months of 2018. While generating quality loans in a competitive market continues to be challenging, we expect that loans will continue to grow in 2018 due to efforts to identify new lending opportunities and provide lending to existing customers. During the first six months of 2018, we have experienced deposit growth; however, it was outpaced by loan growth. To fund the loan growth, principal payments and maturities of AFS securities have not been replaced and borrowed funds were increased during 2018.
The following table outlines the changes in loans:

	June 30 2018	December 31 2017	$ Change	% Change (unannualized)
Commercial	$691,623	$634,759	$56,864	8.96%
Agricultural	125,249	128,269	(3,020)	(2.35)%
Residential real estate	273,607	272,368	1,239	0.45%
Consumer	61,277	56,123	5,154	9.18%
Total	$1,151,756	$1,091,519	$60,237	5.52%

The following table displays loan balances as of:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Commercial	$691,623	$643,636	$634,759	$620,135	$600,584
Agricultural	125,249	122,330	128,269	132,998	130,954
Residential real estate	273,607	270,150	272,368	271,480	270,207
Consumer	61,277	56,886	56,123	52,931	46,752
Total	$1,151,756	$1,093,002	$1,091,519	$1,077,544	$1,048,497
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during the last 12 months and anticipate continued growth during the remainder of 2018. Agricultural and residential real estate loans have fluctuated in recent periods and are both expected to grow modestly during the remainder of 2018. Consumer loans have experienced growth over the last year and are expected to continue to increase during the remainder of 2018.
The following table outlines the changes in deposits:

	June 30 2018	December 31 2017	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$234,377	$237,511	$(3,134)	(1.32)%
Interest bearing demand deposits	222,678	231,666	(8,988)	(3.88)%
Savings deposits	364,387	342,815	21,572	6.29%
Certificates of deposit	340,247	331,718	8,529	2.57%
Brokered certificates of deposit	98,734	102,808	(4,074)	(3.96)%
Internet certificates of deposit	14,339	18,740	(4,401)	(23.48)%
Total	$1,274,762	$1,265,258	$9,504	0.75%
The following table displays deposit balances as of:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Noninterest bearing demand deposits	$234,377	$223,798	$237,511	$212,608	$210,122
Interest bearing demand deposits	222,678	235,965	231,666	220,601	212,365
Savings deposits	364,387	366,045	342,815	358,358	357,756
Certificates of deposit	340,247	338,219	331,718	309,778	314,482
Brokered certificates of deposit	98,734	114,656	102,808	95,979	94,948
Internet certificates of deposit	14,339	19,185	18,740	18,738	20,479
Total	$1,274,762	$1,297,868	$1,265,258	$1,216,062	$1,210,152
Deposit demand declined during the quarter as evidenced in our levels of non-contractual deposits, such as interest bearing demand and savings deposits. Certificates of deposit accounts have experienced marginal growth in recent periods. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs.

The balance of AFS securities fluctuates from period-to-period based on loan demand and deposit growth. While loan growth has been strong over the last year, we have purchased AFS securities in periods when deposit growth outpaced loan demand. Conversely, we have allowed AFS securities to decline through principal payments and maturities and have also sold AFS securities in periods when loan demand has outpaced deposit growth. We remain active in investments with our local schools and municipalities. The following table displays fair values of AFS securities as of:

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
Government sponsored enterprises	$190	$202	$216	$232	$281
States and political subdivisions	202,273	211,633	208,474	213,457	222,093
Auction rate money market preferred	3,135	3,012	3,049	3,172	3,095
Mortgage-backed securities	197,637	206,861	208,797	215,914	221,957
Collateralized mortgage obligations	120,873	126,054	128,194	116,499	116,771
Total	$524,108	$547,762	$548,730	$549,274	$564,197
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

	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
FHLB advances	$315,000	$260,000	$290,000	$310,000	$310,000
Securities sold under agreements to repurchase without stated maturity dates	31,296	32,913	54,878	54,977	49,950
Federal funds purchased	16,200	10,200	—	2,050	990
Total	$362,496	$303,113	$344,878	$367,027	$360,940
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2018	December 31 2017
Unfunded commitments under lines of credit	$164,436	$184,317
Commitments to grant loans	45,730	24,782
Commercial and standby letters of credit	1,612	1,622
Total	$211,778	$210,721
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 121,437 shares or $3,272 of common stock during the first six months of 2018, as compared to 135,516 shares or $3,764 of common stock during the same period in 2017. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $304 and $302 during the six month periods ended June 30, 2018 and 2017, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 45,480 shares or $1,238 of common stock during the first six months of 2018 and 94,032 shares or $2,622 during the first six months of 2017. As of June 30, 2018, we were authorized to repurchase up to an additional 170,191 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.71% as of June 30, 2018.
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

	June 30, 2018		December 31, 2017
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.110%	6.375%	12.230%	5.750%

Tier 1 capital	12.110%	7.875%	12.230%	7.250%
Tier 2 capital	0.650%	2.000%	0.630%	2.000%
Total Capital	12.760%	9.875%	12.860%	9.250%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2018, the Bank exceeded these minimum capital requirements.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $256,361 or 13.96% of assets as of June 30, 2018, compared to $293,188 or 16.17% as of December 31, 2017. The decrease in primary liquidity is a direct result of our unencumbered AFS securities activity during 2018 and 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2018, we had available lines of credit of $112,113.
The following table summarizes our sources and uses of cash for the six month period ended June 30:

	2018	2017	$ Variance
Net cash provided by (used in) operating activities	$10,945	$8,687	$2,258
Net cash provided by (used in) investing activities	(44,435)	(45,130)	695
Net cash provided by (used in) financing activities	24,855	35,383	(10,528)
Increase (decrease) in cash and cash equivalents	(8,635)	(1,060)	(7,575)
Cash and cash equivalents January 1	30,848	22,894	7,954
Cash and cash equivalents June 30	$22,213	$21,834	$379
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2018, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not report scenarios showing 200 basis point decreases in interest rates as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of June 30, 2018, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	June 30, 2018
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.35)%	1.39%	2.62%	4.70%	5.49%	(2.66)%	1.45%	2.32%	3.79%	2.88%

	December 31, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.43)%	2.36%	4.18%	5.99%	7.94%	(2.29)%	2.61%	4.17%	5.39%	6.09%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2018 and December 31, 2017. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$58	$100	$—	$—	$—	$—	$158	$159
Average interest rates	2.56%	1.72%	—%	—%	—%	—%	2.03%
AFS securities	$94,232	$82,429	$70,077	$60,782	$71,837	$144,751	$524,108	$524,108
Average interest rates	2.32%	2.57%	2.54%	2.44%	2.50%	2.78%	2.55%
Fixed interest rate loans (1)	$163,208	$123,885	$121,901	$125,638	$118,530	$215,090	$868,252	$827,882
Average interest rates	4.20%	4.36%	4.34%	4.26%	4.43%	4.06%	4.25%
Variable interest rate loans (1)	$99,556	$24,988	$33,567	$29,638	$19,014	$76,741	$283,504	$276,590
Average interest rates	5.51%	5.17%	5.45%	4.89%	4.63%	3.73%	4.87%
Rate sensitive liabilities
Fixed rate borrowed funds	$152,496	$75,000	$25,000	$50,000	$30,000	$20,000	$352,496	$347,079
Average interest rates	1.65%	1.99%	1.54%	2.07%	2.86%	2.07%	1.90%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$10,000
Average interest rates	—%	—%	2.63%	—%	—%	—%	2.63%
Savings and NOW accounts	$51,470	$46,568	$41,765	$37,492	$33,688	$376,082	$587,065	$587,065
Average interest rates	0.33%	0.33%	0.32%	0.32%	0.32%	0.33%	0.33%
Fixed interest rate certificates of deposit	$228,784	$76,830	$49,078	$43,648	$32,459	$15,404	$446,203	$434,186
Average interest rates	1.37%	1.64%	1.70%	1.81%	1.92%	2.00%	1.56%
Variable interest rate certificates of deposit	$3,129	$3,988	$—	$—	$—	$—	$7,117	$7,080
Average interest rates	1.88%	2.23%	—%	—%	—%	—%	2.07%

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$5,481	$—	$100	$—	$—	$—	$5,581	$5,581
Average interest rates	1.65%	—%	0.35%	—%	—%	—%	1.63%
AFS securities	$95,000	$72,551	$71,591	$68,127	$60,607	$180,854	$548,730	$548,730
Average interest rates	2.33%	2.46%	2.59%	2.58%	2.38%	2.56%	2.49%
Equity securities	$—	$—	$—	$—	$—	$3,577	$3,577	$3,577
Average interest rates	—%	—%	—%	—%	—%	4.00%	4.00%
Fixed interest rate loans (1)	$153,100	$118,068	$114,872	$129,992	$116,779	$222,971	$855,782	$825,855
Average interest rates	4.12%	4.34%	4.24%	4.16%	4.34%	4.01%	4.17%
Variable interest rate loans (1)	$70,738	$35,473	$27,164	$25,494	$20,158	$56,710	$235,737	$231,051
Average interest rates	5.48%	4.79%	4.91%	4.43%	4.39%	3.72%	4.68%
Rate sensitive liabilities
Fixed rate borrowed funds	$124,878	$85,000	$35,000	$50,000	$20,000	$20,000	$334,878	$332,146
Average interest rates	1.15%	1.87%	1.80%	1.91%	1.97%	2.54%	1.65%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,943
Average interest rates	—%	—%	—%	1.72%	—%	—%	1.72%
Savings and NOW accounts	$49,140	$44,096	$39,607	$35,611	$32,051	$373,976	$574,481	$574,481
Average interest rates	0.22%	0.22%	0.22%	0.22%	0.21%	0.27%	0.25%
Fixed interest rate certificates of deposit	$188,598	$109,047	$37,604	$50,814	$38,843	$21,840	$446,746	$437,400
Average interest rates	1.05%	1.57%	1.62%	1.76%	1.85%	2.05%	1.42%
Variable interest rate certificates of deposit	$2,414	$4,106	$—	$—	$—	$—	$6,520	$6,492
Average interest rates	1.40%	1.66%	—%	—%	—%	—%	1.56%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended June 30, 2018, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				193,159
April 1 - 30	9,223	$27.00	9,223	183,936
May 1 - 31	7,201	26.94	7,201	176,735
June 1 - 30	6,544	26.74	6,544	170,191
Balance, June 30	22,968	$26.91	22,968	170,191
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

Isabella Bank Corporation

Date:	August 6, 2018	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2018	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)