Form 10-Q
period 2018-09-30
ISABELLA BANK Corp
filed 2018-11-09
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,848,174 as of November 7, 2018.

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

ACL: Allowance for Credit Losses	GAAP: U.S. generally accepted accounting principles
AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	ISDA: International Swaps and Derivatives Association
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CECL: Current Expected Credit Losses	N/M: Not meaningful
CFPB: Consumer Financial Protection Bureau	NASDAQ: NASDAQ Stock Market Index
CIK: Central Index Key	NASDAQ Banks: NASDAQ Bank Stock Index
CRA: Community Reinvestment Act	NAV: Net asset value
DIF: Deposit Insurance Fund	NOW: Negotiable order of withdrawal
DIFS: Department of Insurance and Financial Services	NSF: Non-sufficient funds
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OCI: Other comprehensive income (loss)
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OMSR: Originated mortgage servicing rights
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO: Other real estate owned
ESOP: Employee Stock Ownership Plan	OTTI: Other-than-temporary impairment
Exchange Act: Securities Exchange Act of 1934	PBO: Projected benefit obligation
FASB: Financial Accounting Standards Board	PCAOB: Public Company Accounting Oversight Board
FDI Act: Federal Deposit Insurance Act	Rabbi Trust: A trust established to fund the Directors Plan
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FRB: Federal Reserve Bank	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FHLB: Federal Home Loan Bank	TDR: Troubled debt restructuring
Freddie Mac: Federal Home Loan Mortgage Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2018	December 31 2017
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,864	$25,267
Interest bearing balances due from banks	26,688	5,581
Total cash and cash equivalents	48,552	30,848
AFS securities, at fair value	501,139	548,730
Equity securities, at fair value	—	3,577
Mortgage loans AFS	2,811	1,560
Loans
Commercial	668,915	634,759
Agricultural	129,232	128,269
Residential real estate	276,904	272,368
Consumer	64,879	56,123
Gross loans	1,139,930	1,091,519
Less allowance for loan and lease losses	8,100	7,700
Net loans	1,131,830	1,083,819
Premises and equipment	28,186	28,450
Corporate owned life insurance policies	27,547	27,026
Accrued interest receivable	7,669	7,063
Equity securities without readily determinable fair values	24,948	23,454
Goodwill and other intangible assets	48,473	48,547
Other assets	12,508	10,056
TOTAL ASSETS	$1,833,663	$1,813,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$229,269	$237,511
NOW accounts	235,529	231,666
Certificates of deposit under $250 and other savings	739,859	728,090
Certificates of deposit over $250	72,149	67,991
Total deposits	1,276,806	1,265,258
Borrowed funds	359,776	344,878
Accrued interest payable and other liabilities	8,545	8,089
Total liabilities	1,645,127	1,618,225
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,830,940 shares (including 15,158 shares held in the Rabbi Trust) in 2018 and 7,857,293 shares (including 31,769 shares held in the Rabbi Trust) in 2017	139,480	140,277
Shares to be issued for deferred compensation obligations	5,339	5,502
Retained earnings	55,870	51,728
Accumulated other comprehensive income (loss)	(12,153)	(2,602)
Total shareholders’ equity	188,536	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,833,663	$1,813,130

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Interest income
Loans, including fees	$12,833	$11,297	$36,205	$32,102
AFS securities
Taxable	2,031	2,037	6,263	6,338
Nontaxable	1,301	1,406	4,014	4,234
Federal funds sold and other	254	236	771	661
Total interest income	16,419	14,976	47,253	43,335
Interest expense
Deposits	2,436	1,715	6,712	4,870
Borrowings	1,795	1,485	4,661	4,189
Total interest expense	4,231	3,200	11,373	9,059
Net interest income	12,188	11,776	35,880	34,276
Provision for loan losses	(76)	49	636	85
Net interest income after provision for loan losses	12,264	11,727	35,244	34,191
Noninterest income
Service charges and fees	1,557	1,435	4,533	4,370
Net gain on sale of mortgage loans	171	153	339	507
Earnings on corporate owned life insurance policies	170	174	521	537
Net gains on sale of AFS securities	—	—	—	142
Other	965	936	2,693	2,546
Total noninterest income	2,863	2,698	8,086	8,102
Noninterest expenses
Compensation and benefits	5,845	5,293	17,018	15,667
Furniture and equipment	1,500	1,377	4,550	4,073
Occupancy	870	809	2,501	2,461
Other	2,857	2,660	7,883	7,396
Total noninterest expenses	11,072	10,139	31,952	29,597
Income before federal income tax expense	4,055	4,286	11,378	12,696
Federal income tax expense	359	750	887	2,180
NET INCOME	$3,696	$3,536	$10,491	$10,516
Earnings per common share
Basic	$0.47	$0.45	$1.33	$1.34
Diluted	$0.46	$0.44	$1.30	$1.31
Cash dividends per common share	$0.26	$0.26	$0.78	$0.76

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$3,696	$3,536	$10,491	$10,516
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) on AFS securities arising during the period	(2,513)	(96)	(12,548)	4,151
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(142)
Tax effect (1)	522	54	2,648	(1,158)
Unrealized gains (losses) on AFS securities, net of tax	(1,991)	(42)	(9,900)	2,851
Unrealized gains (losses) on derivative instruments arising during the period	7	11	160	(33)
Tax effect (1)	(2)	(4)	(34)	11
Unrealized gains (losses) on derivative instruments, net of tax	5	7	126	(22)
Other comprehensive income (loss), net of tax	(1,986)	(35)	(9,774)	2,829
Comprehensive income	$1,710	$3,501	$717	$13,345

(1)	See “Note 11 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	10,516	2,829	13,345
Issuance of common stock	178,712	4,999	—	—	—	4,999
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	502	—	—	502
Common stock purchased for deferred compensation obligations	—	(327)	—	—	—	(327)
Common stock repurchased pursuant to publicly announced repurchase plan	(143,117)	(4,005)	—	—	—	(4,005)
Cash dividends paid ($0.76 per common share)	—	—	—	(5,950)	—	(5,950)
Balance, September 30, 2017	7,856,664	$140,368	$5,364	$50,680	$51	$196,463
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	10,491	(9,774)	717
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	189,074	5,093	—	—	—	5,093
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	612	(612)	—	—	—
Share-based payment awards under equity compensation plan	—	—	449	—	—	449
Common stock purchased for deferred compensation obligations	—	(290)	—	—	—	(290)
Common stock repurchased pursuant to publicly announced repurchase plan	(215,427)	(6,212)	—	—	—	(6,212)
Cash dividends paid ($0.78 per common share)	—	—	—	(6,126)	—	(6,126)
Balance, September 30, 2018	7,830,940	$139,480	$5,339	$55,870	$(12,153)	$188,536

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2018	2017
OPERATING ACTIVITIES
Net income	$10,491	$10,516
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	636	85
Impairment of foreclosed assets	—	2
Depreciation	2,198	2,163
Amortization of OMSR	165	257
Amortization of acquisition intangibles	74	91
Net amortization of AFS securities	1,432	1,614
Net unrealized (gains) losses on equity securities, at fair value	41	—
Net (gains) losses on sale of AFS securities	—	(142)
Net (gains) losses on sale of equity securities, at fair value	(1)	—
Net gain on sale of mortgage loans	(339)	(507)
Increase in cash value of corporate owned life insurance policies	(521)	(537)
Share-based payment awards under equity compensation plan	449	502
Origination of loans held-for-sale	(20,072)	(28,436)
Proceeds from loan sales	19,160	29,522
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(606)	(808)
Other assets	(1,323)	(1,491)
Accrued interest payable and other liabilities	456	897
Net cash provided by (used in) operating activities	12,240	13,728
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	12,827
Maturities, calls, and principal payments	64,629	78,352
Purchases	(31,018)	(83,471)
Sale of equity securities, at fair value	3,537	—
Net loan principal (originations) collections	(48,862)	(66,928)
Proceeds from sales of foreclosed assets	201	203
Purchases of premises and equipment	(1,934)	(1,610)
Net cash provided by (used in) investing activities	(13,447)	(60,627)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$11,548	$21,022
Net increase (decrease) in borrowed funds	14,898	29,333
Cash dividends paid on common stock	(6,126)	(5,950)
Proceeds from issuance of common stock	5,093	4,999
Common stock repurchased	(6,212)	(4,005)
Common stock purchased for deferred compensation obligations	(290)	(327)
Net cash provided by (used in) financing activities	18,911	45,072
Increase (decrease) in cash and cash equivalents	17,704	(1,827)
Cash and cash equivalents at beginning of period	30,848	22,894
Cash and cash equivalents at end of period	$48,552	$21,067
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$11,249	$9,000
Income taxes paid	$—	$2,470
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$215	$214

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Note 2 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2014-09: “Revenue from Contracts with Customers”
In May 2014, ASU No. 2014-09 was issued and created new Topic 606 to provide a common revenue standard to achieve consistency and clarification to the revenue recognition principles. The guidance outlines steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These steps consist of: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The new authoritative guidance, as amended, was effective on January 1, 2018. We reviewed our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition were required as a result of this guidance. Implementation of this guidance did not have a significant impact on our operating results for the three and nine month periods ended September 30, 2018.
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities” and ASU No. 2018-03: “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities”
In January 2016, ASU No. 2016-01 was issued and sets forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requiring measurement of the investment at fair value when an impairment exists; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.
The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2017. As a result of this guidance, the change in the fair value of equity investments has been recorded in net income beginning on January 1, 2018.

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
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The guidance has been adopted and did not have a significant impact on our operating results or financial statement disclosures.
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
The new authoritative guidance was effective on January 1, 2018 and did not have a significant impact on our operating results or financial statement disclosures.
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
In July 2018, ASU No. 2018-10 was issued and provided codification improvements for various leasing issues. Also during July 2018, ASU No. 2018-11 was issued for targeted improvements related to the transition of the new guidance. Both updates are effective with the implementation of ASU 2016-02 and are not expected to impact our operating results or financial statement disclosures.
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
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed and has developed a road map to implementation, and the committee is accountable for timely and accurate adoption of the guidance. A company that has been focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We expect to run parallel processes during 2019, which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
ASU No. 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”
In August 2018, ASU No. 2018-13 was issued and provided updated framework related to fair value disclosures. For entities required to make disclosures about recurring or nonrecurring fair value measurements, the update provides disclosure modifications which include the removal, modification and addition of specific disclosure requirements.

The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and will impact our financial statement disclosures.
ASU No. 2018-14: “Compensation - Retirement Benefits - Defined Pension Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”
In August 2018, ASU No. 2018-14 was issued and provided updated framework related to defined benefit plans. For employers that sponsor defined benefit pension or other postretirement plans, the update provides disclosure modifications which include the removal of six specific requirements, the addition of two specific requirements and clarification to existing requirements.
Disclosure additions include 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period . Clarification items relate to 1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and 2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.
The new authoritative guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted, and will likely impact our financial statement disclosures.
ASU No. 2018-15: “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
In August 2018, ASU No. 2018-15 was issued and provided guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement that is a service contract. The guidance also provides clarification on requirements to capitalize implementation costs and the required accounting for expenses related to capitalization of implementation costs.
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The impact on our operating results and financial statement disclosures as a result of this update will depend upon our current and future arrangements and whether or not they meet the requirement to be capitalized.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$184	$—	$4	$180
States and political subdivisions	193,195	1,328	566	193,957
Auction rate money market preferred	3,200	—	92	3,108
Mortgage-backed securities	196,194	21	8,079	188,136
Collateralized mortgage obligations	120,096	17	4,355	115,758
Total	$512,869	$1,366	$13,096	$501,139

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$217	$—	$1	$216
States and political subdivisions	204,131	4,486	143	208,474
Auction rate money market preferred	3,200	—	151	3,049
Mortgage-backed securities	210,757	390	2,350	208,797
Collateralized mortgage obligations	129,607	160	1,573	128,194
Total	$547,912	$5,036	$4,218	$548,730

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2018 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$184	$—	$—	$—	$184
States and political subdivisions	22,802	80,091	61,348	28,954	—	193,195
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	196,194	196,194
Collateralized mortgage obligations	—	—	—	—	120,096	120,096
Total amortized cost	$22,802	$80,275	$61,348	$28,954	$319,490	$512,869
Fair value	$22,850	$80,589	$61,855	$28,843	$307,002	$501,139
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Proceeds from sales of AFS securities	$—	$—	$—	$12,827
Gross realized gains (losses)	$—	$—	$—	$142
Applicable income tax expense (benefit)	$—	$—	$—	$48
The following information pertains to AFS securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$4	$180	$—	$—	$4
States and political subdivisions	566	41,972	—	—	566
Auction rate money market preferred	—	—	92	3,108	92
Mortgage-backed securities	2,780	89,602	5,299	96,985	8,079
Collateralized mortgage obligations	2,198	72,074	2,157	39,948	4,355
Total	$5,548	$203,828	$7,548	$140,041	$13,096
Number of securities in an unrealized loss position:		164		37	201

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1	$216	$—	$—	$1
States and political subdivisions	142	16,139	1	188	143
Auction rate money market preferred	—	—	151	3,049	151
Mortgage-backed securities	454	72,007	1,896	76,065	2,350
Collateralized mortgage obligations	701	76,435	872	25,308	1,573
Total	$1,298	$164,797	$2,920	$104,610	$4,218
Number of securities in an unrealized loss position:		81		24	105
Unrealized losses on our AFS securities portfolio are the result of recent increases in intermediate-term and long-term benchmark interest rates and not credit issues.
As of September 30, 2018 and December 31, 2017, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we reduced the carrying value to $230 which required us to recognize an OTTI of $770 in earnings for the year ended December 31, 2016. Based on internal analysis of this bond as of September 30, 2018, there was no additional OTTI recognized as of September 30, 2018 and the carrying value of this bond remained at $230.
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of September 30, 2018 or December 31, 2017, with the exception of the one municipal bond discussed above.
Note 4 – Loans and ALLL
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. Some loans are unsecured.
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

The accrual of interest on commercial, agricultural, and residential real estate loans is discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Upon transferring loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports.
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
Appraisals are performed by independent appraisers and reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $500 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 15 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when we believe the uncollectability of the loan balance is probable. Subsequent recoveries, if any, are credited to the ALLL.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance and the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio, with the exception of advances to mortgage brokers, over the preceding five years. With no historical losses on advances to mortgage brokers, there is no allocation in the commercial segment displayed in the following tables. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200
Charge-offs	(7)	—	(61)	(111)	—	(179)
Recoveries	80	—	37	38	—	155
Provision for loan losses	(249)	(200)	239	93	41	(76)
September 30, 2018	$2,021	$782	$2,382	$902	$2,013	$8,100

	Allowance for Loan Losses
	Nine Months Ended September 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(501)	—	(100)	(247)	—	(848)
Recoveries	284	—	162	166	—	612
Provision for loan losses	532	171	(243)	83	93	636
September 30, 2018	$2,021	$782	$2,382	$902	$2,013	$8,100

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$481	$193	$1,400	$—	$—	$2,074
Collectively evaluated for impairment	1,540	589	982	902	2,013	6,026
Total	$2,021	$782	$2,382	$902	$2,013	$8,100
Loans
Individually evaluated for impairment	$8,858	$15,057	$7,429	$10		$31,354
Collectively evaluated for impairment	660,057	114,175	269,475	64,869		1,108,576
Total	$668,915	$129,232	$276,904	$64,879		$1,139,930

	Allowance for Loan Losses
	Three Months Ended September 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600
Charge-offs	(8)	—	(77)	(72)	—	(157)
Recoveries	134	—	41	33	—	208
Provision for loan losses	65	(40)	(71)	89	6	49
September 30, 2017	$2,169	$435	$2,491	$633	$1,972	$7,700

	Allowance for Loan Losses
	Nine Months Ended September 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(60)	—	(120)	(190)	—	(370)
Recoveries	322	—	140	123	—	585
Provision for loan losses	93	(449)	(193)	76	558	85
September 30, 2017	$2,169	$435	$2,491	$633	$1,972	$7,700

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$650	$—	$1,480	$—	$—	$2,130
Collectively evaluated for impairment	1,056	611	1,083	900	1,920	5,570
Total	$1,706	$611	$2,563	$900	$1,920	$7,700
Loans
Individually evaluated for impairment	$8,099	$10,598	$7,939	$17		$26,653
Collectively evaluated for impairment	626,660	117,671	264,429	56,106		1,064,866
Total	$634,759	$128,269	$272,368	$56,123		$1,091,519

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$22	$42	$—	$64	$52	$34	$86	$150
2 - High quality	4,518	17,255	—	21,773	2,947	630	3,577	25,350
3 - High satisfactory	125,083	39,794	15,631	180,508	19,137	7,631	26,768	207,276
4 - Low satisfactory	356,325	87,136	—	443,461	45,854	19,487	65,341	508,802
5 - Special mention	11,739	1,795	—	13,534	10,445	5,783	16,228	29,762
6 - Substandard	6,302	2,133	—	8,435	6,418	5,516	11,934	20,369
7 - Vulnerable	897	243	—	1,140	2,881	2,417	5,298	6,438
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$504,886	$148,398	$15,631	$668,915	$87,734	$41,498	$129,232	$798,147

	December 31, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$24	$316	$—	$340	$—	$34	$34	$374
2 - High quality	8,402	12,262	—	20,664	2,909	1,024	3,933	24,597
3 - High satisfactory	131,826	46,668	12,081	190,575	21,072	8,867	29,939	220,514
4 - Low satisfactory	326,166	75,591	—	401,757	47,835	18,467	66,302	468,059
5 - Special mention	8,986	3,889	—	12,875	10,493	8,546	19,039	31,914
6 - Substandard	5,521	2,298	—	7,819	4,325	2,747	7,072	14,891
7 - Vulnerable	729	—	—	729	1,531	419	1,950	2,679
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$481,654	$141,024	$12,081	$634,759	$88,165	$40,104	$128,269	$763,028
Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are as follows:
1. EXCELLENT – Substantially Risk Free
Credit has strong financial condition and solid earnings history, characterized by:

•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Secured by cash.
2. HIGH QUALITY – Limited Risk
Credit with sound financial condition and a positive trend in earnings supplemented by:

•	Favorable liquidity and leverage ratios.

•	Ability to meet all obligations when due.

•	Management with successful track record.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Well defined primary and secondary source of repayment.

•	If supported by guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.
3. HIGH SATISFACTORY – Reasonable Risk
Credit with satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.
4. LOW SATISFACTORY – Acceptable Risk
Credit with bankable risks, although some signs of weaknesses are shown:

•	Would include most start-up businesses.

•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past year.

•	Management’s abilities are apparent yet unproven.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	Loan structure generally in accordance with policy.

•	If secured, loan collateral coverage is marginal.
To be classified as less than satisfactory, only one of the following criteria must be met.
5. SPECIAL MENTION – Criticized
Credit constitutes an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan:

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
6. SUBSTANDARD – Classified
Credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. There is a distinct possibility we will implement collection procedures if the loan deficiencies are not corrected. Any commercial loan placed on nonaccrual status will be rated "7" or worse. In addition, the following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems or internal fraud.

•	Original repayment terms liberalized.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Litigation filed against borrower.

•	Interest non-accrual may be warranted.

•	Collateral provides little or no value.

•	Requires excessive attention of the loan officer.

•	Borrower is uncooperative with loan officer.
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
9. LOSS – Charge-off
Credit is considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. These loans are further characterized by:

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$426	$—	$—	$897	$1,323	$503,563	$504,886
Commercial other	703	815	—	243	1,761	146,637	148,398
Advances to mortgage brokers	—	—	—	—	—	15,631	15,631
Total commercial	1,129	815	—	1,140	3,084	665,831	668,915
Agricultural
Agricultural real estate	70	23	—	2,881	2,974	84,760	87,734
Agricultural other	50	160	62	2,417	2,689	38,809	41,498
Total agricultural	120	183	62	5,298	5,663	123,569	129,232
Residential real estate
Senior liens	1,261	458	212	698	2,629	233,325	235,954
Junior liens	9	—	—	—	9	6,157	6,166
Home equity lines of credit	465	34	—	—	499	34,285	34,784
Total residential real estate	1,735	492	212	698	3,137	273,767	276,904
Consumer
Secured	66	—	—	—	66	60,956	61,022
Unsecured	2	—	—	—	2	3,855	3,857
Total consumer	68	—	—	—	68	64,811	64,879
Total	$3,052	$1,490	$274	$7,136	$11,952	$1,127,978	$1,139,930

	December 31, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$295	$325	$54	$729	$1,403	$480,251	$481,654
Commercial other	1,069	28	18	—	1,115	139,909	141,024
Advances to mortgage brokers	—	—	—	—	—	12,081	12,081
Total commercial	1,364	353	72	729	2,518	632,241	634,759
Agricultural
Agricultural real estate	84	190	—	1,531	1,805	86,360	88,165
Agricultural other	39	—	104	419	562	39,542	40,104
Total agricultural	123	190	104	1,950	2,367	125,902	128,269
Residential real estate
Senior liens	3,718	234	132	325	4,409	225,007	229,416
Junior liens	69	10	—	23	102	6,812	6,914
Home equity lines of credit	293	—	77	—	370	35,668	36,038
Total residential real estate	4,080	244	209	348	4,881	267,487	272,368
Consumer
Secured	37	10	10	—	57	52,005	52,062
Unsecured	13	—	—	—	13	4,048	4,061
Total consumer	50	10	10	—	70	56,053	56,123
Total	$5,617	$797	$395	$3,027	$9,836	$1,081,683	$1,091,519
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Large groups of smaller-balance, homogeneous residential real estate and consumer loans are collectively evaluated for impairment by comparing the loan’s unpaid principal balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$4,324	$4,612	$474	$4,089	$4,378	$626
Commercial other	729	729	7	995	995	24
Agricultural real estate	950	950	148	—	—	—
Agricultural other	647	647	45	—	—	—
Residential real estate senior liens	7,361	7,903	1,398	7,816	8,459	1,473
Residential real estate junior liens	13	13	2	44	44	7
Total impaired loans with a valuation allowance	14,024	14,854	2,074	12,944	13,876	2,130
Impaired loans without a valuation allowance
Commercial real estate	2,451	2,525		1,791	1,865
Commercial other	1,354	1,398		1,224	1,224
Agricultural real estate	7,249	7,257		7,913	7,913
Agricultural other	6,211	6,211		2,685	2,685
Home equity lines of credit	55	355		79	379
Consumer secured	10	10		17	17
Total impaired loans without a valuation allowance	17,330	17,756		13,709	14,083
Impaired loans
Commercial	8,858	9,264	481	8,099	8,462	650
Agricultural	15,057	15,065	193	10,598	10,598	—
Residential real estate	7,429	8,271	1,400	7,939	8,882	1,480
Consumer	10	10	—	17	17	—
Total impaired loans	$31,354	$32,610	$2,074	$26,653	$27,959	$2,130

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended September 30
	2018		2017
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,195	$14	$4,636	$68
Commercial other	778	16	1,669	28
Agricultural real estate	673	40	—	—
Agricultural other	324	45	—	—
Residential real estate senior liens	7,512	17	8,333	79
Residential real estate junior liens	18	—	73	1
Home equity lines of credit	—	—	35	—
Total impaired loans with a valuation allowance	13,500	132	14,746	176
Impaired loans without a valuation allowance
Commercial real estate	3,076	8	1,546	31
Commercial other	1,396	2	93	2
Agricultural real estate	7,193	137	7,830	98
Agricultural other	5,786	68	3,221	39
Home equity lines of credit	59	—	86	5
Consumer secured	11	—	19	—
Total impaired loans without a valuation allowance	17,521	215	12,795	175
Impaired loans
Commercial	9,445	40	7,944	129
Agricultural	13,976	290	11,051	137
Residential real estate	7,589	17	8,527	85
Consumer	11	—	19	—
Total impaired loans	$31,021	$347	$27,541	$351

	Nine Months Ended September 30
	2018		2017
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,739	$118	$4,765	$225
Commercial other	1,263	55	1,363	75
Agricultural real estate	584	46	—	—
Agricultural other	108	45	22	—
Residential real estate senior liens	7,694	107	8,379	245
Residential real estate junior liens	29	—	75	2
Home equity lines of credit	—	—	23	—
Total impaired loans with a valuation allowance	14,417	371	14,627	547
Impaired loans without a valuation allowance
Commercial real estate	2,763	55	1,483	83
Commercial other	1,297	21	109	6
Agricultural real estate	7,600	414	5,936	218
Agricultural other	4,105	219	2,353	85
Home equity lines of credit	68	5	115	15
Consumer secured	13	—	22	—
Total impaired loans without a valuation allowance	15,846	714	10,018	407
Impaired loans
Commercial	10,062	249	7,720	389
Agricultural	12,397	724	8,311	303
Residential real estate	7,791	112	8,592	262
Consumer	13	—	22	—
Total impaired loans	$30,263	$1,085	$24,645	$954
We had committed to advance $299 and $472 in connection with impaired loans, which includes TDRs, as of September 30, 2018 and December 31, 2017, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30
	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	3	$1,385	$1,385
Agricultural other	7	1,327	1,327	—	—	—
Residential real estate
Senior liens	1	99	99	2	179	179
Junior liens	—	—	—	—	—	—
Total residential real estate	1	99	99	2	179	179
Consumer unsecured	—	—	—	—	—	—
Total	8	$1,426	$1,426	5	$1,564	$1,564

	Nine Months Ended September 30
	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$1,360	$1,360	6	$1,698	$1,698
Agricultural other	22	5,718	5,694	7	5,445	5,445
Residential real estate
Senior liens	8	593	593	5	434	434
Junior liens	—	—	—	1	8	8
Total residential real estate	8	593	593	6	442	442
Consumer unsecured	—	—	—	—	—	—
Total	34	$7,671	$7,647	19	$7,585	$7,585
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30
	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	—	$—	3	$1,385
Agricultural other	5	476	2	851	—	—	—	—
Residential real estate
Senior liens	1	99	—	—	—	—	2	179
Junior liens	—	—	—	—	—	—	—	—
Total residential real estate	1	99	—	—	—	—	2	179
Consumer unsecured	—	—	—	—	—	—	—	—
Total	6	$575	2	$851	—	$—	5	$1,564

	Nine Months Ended September 30
	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$174	3	$1,186	—	$—	6	$1,698
Agricultural other	12	2,345	10	3,373	4	1,349	3	4,096
Residential real estate
Senior liens	2	155	6	438	—	—	5	434
Junior liens	—	—	—	—	1	8	—	—
Total residential real estate	2	155	6	438	1	8	5	434
Consumer unsecured	—	—	—	—	—	—	—	—
Total	15	$2,674	19	$4,997	5	$1,357	14	$6,228
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2018 or 2017.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine month periods ended September 30, 2018 and 2017 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	September 30, 2018	December 31, 2017
TDRs	$28,010	$26,197
Note 5 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2018	December 31 2017
FHLB Stock	$15,050	$13,700
Corporate Settlement Solutions, LLC	7,565	7,421
FRB Stock	1,999	1,999
Other	334	334
Total	$24,948	$23,454

Note 6 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
FHLB advances	$320,000	2.17%	$290,000	1.94%
Securities sold under agreements to repurchase without stated maturity dates	39,776	0.10%	54,878	0.12%
Total	$359,776	1.94%	$344,878	1.65%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Fixed rate due 2018	$20,000	1.86%	$70,000	1.96%
Fixed rate due 2019	100,000	1.94%	85,000	1.87%
Fixed rate due 2020	55,000	2.18%	35,000	1.80%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.62%	10,000	1.72%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	35,000	3.17%	10,000	3.90%
Fixed rate due 2024	20,000	2.96%	—	—%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$320,000	2.17%	$290,000	1.94%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $39,795 and $54,898 at September 30, 2018 and December 31, 2017, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following tables provide a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three and nine month periods ended September 30, 2018.

	Three Months Ended September 30
	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$40,346	$34,886	0.09%	$58,464	$53,846	0.13%
Federal funds purchased	—	1,375	1.90%	3,815	1,474	1.20%
FRB Discount Window	—	—	—%	—	82	1.60%

	Nine Months Ended September 30
	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$40,346	$34,608	0.14%	$58,464	$55,051	0.13%
Federal funds purchased	16,200	5,000	2.52%	5,965	3,280	1.13%
FRB Discount Window	—	—	—%	—	57	1.54%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2018	December 31 2017
Pledged to secure borrowed funds	$432,217	$410,988
Pledged to secure repurchase agreements	39,795	54,898
Pledged for public deposits and for other purposes necessary or required by law	33,978	27,976
Total	$505,990	$493,862
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2018	December 31 2017
States and political subdivisions	$7,045	$7,332
Mortgage-backed securities	7,450	13,199
Collateralized mortgage obligations	25,300	34,367
Total	$39,795	$54,898
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy required collateral.
As of September 30, 2018, we had the ability to borrow up to an additional $128,606, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	September 30, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.6	$10,000	Other Assets	$451

	December 31, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.3	$10,000	Other Assets	$291
Derivatives contain an element of credit risk which arises from the possibility that we will incur a loss as a result of a counterparty failing to meet its contractual obligations. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. We also manage dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, and the use of counterparty limits. We do not anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three and nine month periods ended September 30, 2018 and 2017, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three and nine month periods ended September 30, 2018 and 2017.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Debit card income	$600	$579	$1,809	$1,703
Trust service fees	562	560	1,628	1,471
Brokerage advisory fees	186	164	516	490
Service charges and fees related to deposit accounts	83	88	250	259
Total	$1,431	$1,391	$4,203	$3,923
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

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Audit and related fees	$353	$322	$813	$757
Consulting fees	189	259	798	672
ATM and debit card fees	246	253	712	873
Loan underwriting fees	339	237	653	546
Director fees	212	212	643	634
Marketing costs	285	172	544	361
FDIC insurance premiums	185	172	505	480
Donations and community relations	141	190	502	488
Education and travel	130	143	346	332
Printing and supplies	131	110	336	320
Postage and freight	108	85	330	304
All other	538	505	1,701	1,629
Total other	$2,857	$2,660	$7,883	$7,396
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense, which has significantly changed as a result of the Tax Act, is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Income taxes at statutory rate (21% in 2018 and 34% in 2017)	$851	$1,458	$2,389	$4,317
Effect of nontaxable income
Interest income on tax exempt municipal securities	(259)	(452)	(797)	(1,361)
Earnings on corporate owned life insurance policies	(35)	(60)	(109)	(183)
Effect of tax credits	(200)	(186)	(601)	(566)
Other	(6)	(18)	(25)	(54)
Total effect of nontaxable income	(500)	(716)	(1,532)	(2,164)
Effect of nondeductible expenses	8	8	30	27
Federal income tax expense	$359	$750	$887	$2,180

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Average number of common shares outstanding for basic calculation	7,851,448	7,848,317	7,876,941	7,839,172
Average potential effect of common shares in the Directors Plan (1)	200,597	192,572	199,488	191,548
Average number of common shares outstanding used to calculate diluted earnings per common share	8,052,045	8,040,889	8,076,429	8,030,720
Net income	$3,696	$3,536	$10,491	$10,516
Earnings per common share
Basic	$0.47	$0.45	$1.33	$1.34
Diluted	$0.46	$0.44	$1.30	$1.31

(1)	Exclusive of shares held in the Rabbi Trust
Note 11 – Accumulated Other Comprehensive Income
The following tables summarize the changes in AOCI by component for the:

	Three Months Ended September 30
	2018				2017
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$(7,295)	$351	$(3,223)	$(10,167)	$2,923	$135	$(2,972)	$86
OCI before reclassifications	(2,513)	7	—	(2,506)	(96)	11	—	(85)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Subtotal	(2,513)	7	—	(2,506)	(96)	11	—	(85)
Tax effect	522	(2)	—	520	54	(4)	—	50
OCI, net of tax	(1,991)	5	—	(1,986)	(42)	7	—	(35)
Balance, September 30	$(9,286)	$356	$(3,223)	$(12,153)	$2,881	$142	$(2,972)	$51

	Nine Months Ended September 30
	2018				2017
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$391	$230	$(3,223)	$(2,602)	$30	$164	$(2,972)	$(2,778)
OCI before reclassifications	(12,548)	160	—	(12,388)	4,151	(33)	—	4,118
Amounts reclassified from AOCI	—	—	—	—	(142)	—	—	(142)
Subtotal	(12,548)	160	—	(12,388)	4,009	(33)	—	3,976
Tax effect	2,648	(34)	—	2,614	(1,158)	11	—	(1,147)
OCI, net of tax	(9,900)	126	—	(9,774)	2,851	(22)	—	2,829
Adoption of ASU 2016-01	223	—	—	223	—	—	—	—
Balance, September 30	$(9,286)	$356	$(3,223)	$(12,153)	$2,881	$142	$(2,972)	$51
Included in OCI for the three and nine month period ended September 30, 2018 are changes in unrealized holding gains and losses related to auction rate money market preferred stocks. For the three and nine month periods ended September 30, 2017, OCI includes changes in unrealized holding gains and losses related to auction rate money market preferred stocks and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(27)	$(2,486)	$(2,513)	$63	$(159)	$(96)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	(27)	(2,486)	(2,513)	63	(159)	(96)
Tax effect	—	522	522	—	54	54
Unrealized gains (losses), net of tax	$(27)	$(1,964)	$(1,991)	$63	$(105)	$(42)

	Nine Months Ended September 30
	2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$59	$(12,607)	$(12,548)	$604	$3,547	$4,151
Reclassification adjustment for net (gains) losses included in net income	—	—	$—	—	(142)	$(142)
Net unrealized gains (losses)	59	(12,607)	(12,548)	604	3,405	4,009
Tax effect	—	2,648	2,648	—	(1,158)	(1,158)
Unrealized gains (losses), net of tax	$59	$(9,959)	$(9,900)	$604	$2,247	$2,851
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
The following tables list the quantitative fair value information about impaired loans as of:

September 30, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$29,280	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	25% - 50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	December 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$15,956	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$48,552	$48,552	$48,552	$—	$—
Mortgage loans AFS	2,811	2,837	—	2,837	—
Gross loans	1,139,930	1,110,857	—	—	1,110,857
Less allowance for loan and lease losses	8,100	8,100	—	—	8,100
Net loans	1,131,830	1,102,757	—	—	1,102,757
Accrued interest receivable	7,669	7,669	7,669	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,403	2,447	—	2,447	—
LIABILITIES
Deposits without stated maturities	824,518	824,518	824,518	—	—
Deposits with stated maturities	452,288	440,576	—	440,576	—
Borrowed funds	359,776	354,615	—	354,615	—
Accrued interest payable	804	804	804	—	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$30,848	$30,848	$30,848	$—	$—
Mortgage loans AFS	1,560	1,587	—	1,587	—
Gross loans	1,091,519	1,056,906	—	—	1,056,906
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,083,819	1,049,206	—	—	1,049,206
Accrued interest receivable	7,063	7,063	7,063	—	—
Equity securities without readily determinable fair values (1)	23,454	N/A	—	—	—
OMSR	2,409	2,409	—	2,409	—
LIABILITIES
Deposits without stated maturities	811,992	811,992	811,992	—	—
Deposits with stated maturities	453,266	443,892	—	443,892	—
Borrowed funds	344,878	342,089	—	342,089	—
Accrued interest payable	680	680	680	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$180	$—	$180	$—	$216	$—	$216	$—
States and political subdivisions	193,957	—	193,957	—	208,474	—	208,474	—
Auction rate money market preferred	3,108	—	3,108	—	3,049	—	3,049	—
Mortgage-backed securities	188,136	—	188,136	—	208,797	—	208,797	—
Collateralized mortgage obligations	115,758	—	115,758	—	128,194	—	128,194	—
Total AFS securities	501,139	—	501,139	—	548,730	—	548,730	—
Equity securities	—	—	—	—	3,577	3,577	—	—
Derivative instruments	451	—	451	—	291	—	291	—
Nonrecurring items
Impaired loans (net of the ALLL)	29,280	—	—	29,280	15,956	—	—	15,956
Total	$530,870	$—	$501,590	$29,280	$568,554	$3,577	$549,021	$15,956
Percent of assets and liabilities measured at fair value		—%	94.48%	5.52%		0.63%	96.56%	2.81%
Equity securities are recorded at fair value with changes in fair value recognized through earnings on a recurring basis. For the nine month period ended September 30, 2018, we recorded a loss of $41 through earnings. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2018.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2018	December 31 2017
ASSETS
Cash on deposit at the Bank	$2,292	$185
Investments in subsidiaries	137,845	145,962
Premises and equipment	1,931	1,950
Other assets	51,316	52,253
TOTAL ASSETS	$193,384	$200,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$4,848	$5,445
Shareholders' equity	188,536	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$193,384	$200,350
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Income
Dividends from subsidiaries	$4,900	$2,900	$10,900	$7,200
Interest income	1	—	1	2
Management fee and other	812	1,660	2,342	4,901
Total income	5,713	4,560	13,243	12,103
Expenses
Compensation and benefits	1,068	1,118	3,227	3,608
Occupancy and equipment	129	456	378	1,332
Audit and related fees	94	148	267	412
Other	308	556	1,082	1,731
Total expenses	1,599	2,278	4,954	7,083
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,114	2,282	8,289	5,020
Federal income tax benefit	165	209	545	737
Income before equity in undistributed earnings of subsidiaries	4,279	2,491	8,834	5,757
Undistributed earnings of subsidiaries	(583)	1,045	1,657	4,759
Net income	$3,696	$3,536	$10,491	$10,516

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2018	2017
Operating activities
Net income	$10,491	$10,516
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(1,657)	(4,759)
Undistributed earnings of equity securities without readily determinable fair values	(143)	33
Share-based payment awards under equity compensation plan	449	502
Depreciation	98	116
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,080	19
Accrued interest and other liabilities	(597)	(1,659)
Net cash provided by (used in) operating activities	9,721	4,768
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	249
Sales (purchases) of premises and equipment	(79)	(86)
Net cash provided by (used in) investing activities	(79)	163
Financing activities
Cash dividends paid on common stock	(6,126)	(5,950)
Proceeds from the issuance of common stock	5,093	4,999
Common stock repurchased	(6,212)	(4,005)
Common stock purchased for deferred compensation obligations	(290)	(327)
Net cash provided by (used in) financing activities	(7,535)	(5,283)
Increase (decrease) in cash and cash equivalents	2,107	(352)
Cash and cash equivalents at beginning of period	185	1,297
Cash and cash equivalents at end of period	$2,292	$945
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2018 and 2017 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section is a review of our financial condition and the results of our operations for the unaudited three and nine month periods ended September 30, 2018 and 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2018, we reported net income of $3,696 and $10,491 and earnings per common share of $0.47 and $1.33, respectively. Net income and earnings per common share for the same periods of 2017 were $3,536 and $10,516 and $0.45 and $1.34, respectively. Interest income for the first nine months of 2018 increased $3,918 when compared to the same period in 2017 as the result of strong loan growth, which totaled $48,411 during the first nine months of 2018. Net interest income increased by $1,604 for the first nine months of 2018 in comparison to the same period in 2017. Primarily as a result of loan growth and an increased level of loan charge-offs, the provision for loan losses increased by $551 for the first nine months of 2018 in comparison to the same period in 2017. Noninterest expenses for the first nine months of 2018 exceeded expenses for the same period in 2017 due to increased consulting fees related to income tax strategies and increased costs related to upgrades with technology and network security. Additionally in 2017, noninterest expenses were reduced by a $525 settlement with an insurance claim administrator in favor of Isabella Bank. Net income in 2018 has benefited from the lower federal statutory tax rate established by the 2017 Tax Act.
As of September 30, 2018, total assets and assets under management were $1,833,663 and $2,595,434, respectively, with both increasing from December 31, 2017. Assets under management include loans sold and serviced of $257,400 and assets managed by our Investment and Trust Services Department of $504,371, in addition to assets on our consolidated balance sheet. Loans outstanding as of September 30, 2018 totaled $1,139,930. During the first nine months of 2018, gross loans increased $48,411. This growth was funded through maturities and the receipt of principal payments in the AFS securities portfolio, and growth in total deposits and borrowed funds which increased $26,446. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our net yield on interest earning assets (FTE) was 2.95% for the nine month period ended September 30, 2018. The FRB increased short-term interest rates during each quarter of 2018 and we anticipate an additional increase in the fourth quarter of 2018. Over the next few years, we anticipate incremental improvement in our net yield on interest earning assets as a result of a combination of projected FRB short-term rate increases, our asset mix shifting to an increasing percentage of loans compared to investment securities, and strategic growth in loans. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
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
Reclassifications: Certain amounts reported in the interim 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
INCOME STATEMENT DATA
Interest income	$16,419	$15,713	$15,121	$15,078	$14,976
Interest expense	4,231	3,741	3,401	3,435	3,200
Net interest income	12,188	11,972	11,720	11,643	11,776
Provision for loan losses	(76)	328	384	168	49
Noninterest income	2,863	2,736	2,487	2,710	2,698
Noninterest expenses	11,072	10,784	10,096	10,628	10,139
Federal income tax expense**	359	263	265	836	750
Net income	$3,696	$3,333	$3,462	$2,721	$3,536
PER SHARE
Basic earnings	$0.47	$0.42	$0.44	$0.35	$0.45
Diluted earnings	$0.46	$0.41	$0.43	$0.34	$0.44
Dividends	$0.26	$0.26	$0.26	$0.26	$0.26
Tangible book value*	$19.44	$19.36	$19.16	$18.96	$18.82
Quoted market value
High	$27.65	$27.25	$28.25	$29.95	$29.10
Low	$26.05	$26.25	$26.11	$27.99	$27.65
Close*	$26.75	$26.65	$27.40	$28.25	$29.00
Common shares outstanding*	7,830,940	7,933,250	7,894,341	7,857,293	7,856,664
PERFORMANCE RATIOS
Return on average total assets	0.80%	0.74%	0.77%	0.61%	0.79%
Return on average shareholders' equity	7.67%	6.89%	7.11%	5.48%	7.11%
Return on average tangible shareholders' equity	9.75%	8.75%	9.23%	7.33%	9.61%
Net interest margin yield (FTE)**	2.95%	2.95%	2.95%	3.02%	3.08%
BALANCE SHEET DATA*
Gross loans	$1,139,930	$1,151,756	$1,093,002	$1,091,519	$1,077,544
AFS securities	$501,139	$524,108	$547,762	$548,730	$549,274
Total assets	$1,833,663	$1,836,955	$1,799,592	$1,813,130	$1,791,967
Deposits	$1,276,806	$1,274,762	$1,297,868	$1,265,258	$1,216,062
Borrowed funds	$359,776	$362,496	$303,113	$344,878	$367,027
Shareholders' equity	$188,536	$191,949	$191,090	$194,905	$196,463
Gross loans to deposits	89.28%	90.35%	84.22%	86.27%	88.61%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$257,400	$257,865	$262,541	$266,789	$268,817
Assets managed by our Investment and Trust Services Department	$504,371	$494,533	$470,578	$478,146	$467,601
Total assets under management	$2,595,434	$2,589,353	$2,532,711	$2,558,065	$2,528,385
ASSET QUALITY*
Nonperforming loans to gross loans	0.65%	0.58%	0.63%	0.31%	0.21%
Nonperforming assets to total assets	0.42%	0.37%	0.40%	0.20%	0.14%
ALLL to gross loans	0.71%	0.71%	0.75%	0.71%	0.71%
CAPITAL RATIOS*
Shareholders' equity to assets	10.28%	10.45%	10.62%	10.75%	10.96%
Tier 1 leverage	8.49%	8.71%	8.69%	8.54%	8.50%
Common equity tier 1 capital	12.18%	12.11%	12.34%	12.23%	12.20%
Tier 1 risk-based capital	12.18%	12.11%	12.34%	12.23%	12.20%
Total risk-based capital	12.83%	12.76%	13.01%	12.86%	12.84%
* At end of period
** Calculations are based on a federal income tax rate of 21% in 2018 and 34% for all other periods.

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2018	September 30 2017	September 30 2016	September 30 2015	September 30 2014
INCOME STATEMENT DATA
Interest income	$47,253	$43,335	$39,906	$38,479	$38,118
Interest expense	11,373	9,059	8,039	7,586	7,466
Net interest income	35,880	34,276	31,867	30,893	30,652
Provision for loan losses	636	85	185	(1,999)	(604)
Noninterest income	8,086	8,102	7,921	7,858	6,899
Noninterest expenses	31,952	29,597	27,731	26,166	26,180
Federal income tax expense**	887	2,180	1,855	2,750	1,696
Net income	$10,491	$10,516	$10,017	$11,834	$10,279
PER SHARE
Basic earnings	$1.33	$1.34	$1.28	$1.52	$1.33
Diluted earnings	$1.30	$1.31	$1.25	$1.49	$1.30
Dividends	$0.78	$0.76	$0.73	$0.70	$0.66
Tangible book value*	$19.44	$18.82	$17.93	$17.06	$16.33
Quoted market value
High	$28.25	$29.10	$29.90	$23.85	$24.00
Low	$26.05	$27.60	$27.25	$22.00	$21.73
Close*	$26.75	$29.00	$27.70	$23.69	$23.60
Common shares outstanding*	7,830,940	7,856,664	7,833,481	7,765,333	7,740,730
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.79%	0.80%	1.00%	0.90%
Return on average shareholders' equity	7.22%	7.18%	6.90%	8.80%	8.13%
Return on average tangible shareholders' equity	9.22%	9.67%	9.68%	12.06%	10.95%
Net interest margin yield (FTE)**	2.95%	3.03%	3.00%	3.12%	3.20%
BALANCE SHEET DATA*
Gross loans	$1,139,930	$1,077,544	$989,366	$836,671	$825,238
AFS securities	$501,139	$549,274	$560,641	$625,420	$568,907
Total assets	$1,833,663	$1,791,967	$1,706,498	$1,619,250	$1,553,974
Deposits	$1,276,806	$1,216,062	$1,175,833	$1,128,003	$1,081,890
Borrowed funds	$359,776	$367,027	$325,409	$267,610	$290,438
Shareholders' equity	$188,536	$196,463	$195,184	$182,998	$172,076
Gross loans to deposits	89.28%	88.61%	84.14%	74.17%	76.28%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$257,400	$268,817	$275,037	$289,268	$290,697
Assets managed by our Investment and Trust Services Department	$504,371	$467,601	$424,573	$392,124	$374,878
Total assets under management	$2,595,434	$2,528,385	$2,406,108	$2,300,642	$2,219,549
ASSET QUALITY*
Nonperforming loans to gross loans	0.65%	0.21%	0.16%	0.10%	0.56%
Nonperforming assets to total assets	0.42%	0.14%	0.11%	0.09%	0.37%
ALLL to gross loans	0.71%	0.71%	0.79%	0.98%	1.26%
CAPITAL RATIOS*
Shareholders' equity to assets	10.28%	10.96%	11.44%	11.30%	11.07%
Tier 1 leverage	8.49%	8.50%	8.59%	8.54%	8.47%
Common equity tier 1 capital	12.18%	12.20%	12.41%	13.57%	N/A
Tier 1 risk-based capital	12.18%	12.20%	12.41%	13.57%	13.86%
Total risk-based capital	12.83%	12.84%	13.10%	14.20%	15.11%
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

	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,151,881	$12,833	4.46%	$1,114,669	$12,076	4.33%	$1,062,439	$11,297	4.25%
Taxable investment securities (1)	334,785	2,031	2.43%	350,449	2,127	2.43%	353,266	2,075	2.35%
Nontaxable investment securities	188,885	1,755	3.72%	196,773	1,809	3.68%	202,180	2,302	4.55%
Fed Funds Sold	—	—	—%	1	—	—%	4	—	—%
Other	36,912	254	2.75%	24,095	179	2.97%	27,086	198	2.92%
Total earning assets	1,712,463	16,873	3.94%	1,685,987	16,191	3.84%	1,644,975	15,872	3.86%
NONEARNING ASSETS
Allowance for loan losses	(8,213)			(8,240)			(7,632)
Cash and demand deposits due from banks	20,291			18,744			19,919
Premises and equipment	28,310			28,473			28,859
Accrued income and other assets	86,993			86,441			101,417
Total assets	$1,839,844			$1,811,405			$1,787,538
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$233,485	$69	0.12%	$226,309	$61	0.11%	$218,570	$64	0.12%
Savings deposits	362,505	450	0.50%	363,842	397	0.44%	360,689	303	0.34%
Time deposits	454,456	1,917	1.69%	465,745	1,772	1.52%	428,758	1,348	1.26%
Borrowed funds	363,544	1,795	1.98%	334,573	1,511	1.81%	361,706	1,485	1.64%
Total interest bearing liabilities	1,413,990	4,231	1.20%	1,390,469	3,741	1.08%	1,369,723	3,200	0.93%
NONINTEREST BEARING LIABILITIES
Demand deposits	226,238			220,293			208,078
Other	6,937			7,108			10,763
Shareholders’ equity	192,679			193,535			198,974
Total liabilities and shareholders’ equity	$1,839,844			$1,811,405			$1,787,538
Net interest income (FTE)		$12,642			$12,450			$12,672
Net yield on interest earning assets (FTE)			2.95%			2.95%			3.08%
(1) Includes taxable AFS securities and equity securities

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,114,683	$36,205	4.33%	$1,029,824	$32,102	4.16%
Taxable investment securities (1)	346,956	6,318	2.43%	363,851	6,452	2.36%
Nontaxable investment securities	194,361	5,456	3.74%	204,728	6,929	4.51%
Fed Funds Sold	—	—	—%	823	4	0.65%
Other	29,439	716	3.24%	25,796	543	2.81%
Total earning assets	1,685,439	48,695	3.85%	1,625,022	46,030	3.78%
NONEARNING ASSETS
Allowance for loan losses	(8,078)			(7,556)
Cash and demand deposits due from banks	19,481			19,003
Premises and equipment	28,454			28,996
Accrued income and other assets	88,288			99,537
Total assets	$1,813,584			$1,765,002
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$230,376	$201	0.12%	$213,960	$172	0.11%
Savings deposits	360,295	1,169	0.43%	358,544	784	0.29%
Time deposits	461,114	5,342	1.54%	433,799	3,914	1.20%
Borrowed funds	339,461	4,661	1.83%	348,846	4,189	1.60%
Total interest bearing liabilities	1,391,246	11,373	1.09%	1,355,149	9,059	0.89%
NONINTEREST BEARING LIABILITIES
Demand deposits	221,423			203,784
Other	7,272			10,729
Shareholders’ equity	193,643			195,340
Total liabilities and shareholders’ equity	$1,813,584			$1,765,002
Net interest income (FTE)		$37,322			$36,971
Net yield on interest earning assets (FTE)			2.95%			3.03%
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

	Three Months Ended September 30, 2018 Compared to June 30, 2018 Increase (Decrease) Due to			Three Months Ended September 30, 2018 Compared to September 30, 2017 Increase (Decrease) Due to			Nine Months Ended September 30, 2018 Compared to September 30, 2017 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$409	$348	$757	$980	$556	$1,536	$2,719	$1,384	$4,103
Taxable investment securities	(95)	(1)	(96)	(111)	67	(44)	(305)	171	(134)
Nontaxable investment securities	(73)	19	(54)	(144)	(403)	(547)	(337)	(1,136)	(1,473)
Fed Funds Sold	—	—	—	—	—	—	—	(4)	(4)
Other	89	(14)	75	68	(12)	56	82	91	173
Total changes in interest income	330	352	682	793	208	1,001	2,159	506	2,665
Changes in interest expense
Interest bearing demand deposits	2	6	8	4	1	5	14	15	29
Savings deposits	(1)	54	53	2	145	147	4	381	385
Time deposits	(44)	189	145	85	484	569	259	1,169	1,428
Borrowed funds	137	147	284	8	302	310	(115)	587	472
Total changes in interest expense	94	396	490	99	932	1,031	162	2,152	2,314
Net change in interest margin (FTE)	$236	$(44)	$192	$694	$(724)	$(30)	$1,997	$(1,646)	$351
Our net yield on interest earning assets has remained unchanged during 2018. The continuing flattening of the yield curve and rising deposit rates combined with a high concentration of AFS securities as a percentage of earning assets has also placed pressure on net interest margin.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Total earning assets	3.94%	3.84%	3.77%	3.86%	3.86%
Total interest bearing liabilities	1.20%	1.08%	0.99%	1.01%	0.93%
Net yield on interest earning assets (FTE)	2.95%	2.95%	2.95%	3.02%	3.08%

	Quarter to Date Net Interest Income (FTE)
	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Total interest income (FTE)	$16,873	$16,191	$15,631	$15,939	$15,872
Total interest expense	4,231	3,741	3,401	3,435	3,200
Net interest income (FTE)	$12,642	$12,450	$12,230	$12,504	$12,672

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
ALLL at beginning of period	$8,200	$7,600	$7,700	$7,400
Charge-offs
Commercial and agricultural	7	8	501	60
Residential real estate	61	77	100	120
Consumer	111	72	247	190
Total charge-offs	179	157	848	370
Recoveries
Commercial and agricultural	80	134	284	322
Residential real estate	37	41	162	140
Consumer	38	33	166	123
Total recoveries	155	208	612	585
Net loan charge-offs (recoveries)	24	(51)	236	(215)
Provision for loan losses	(76)	49	636	85
ALLL at end of period	$8,100	$7,700	$8,100	$7,700
Net loan charge-offs (recoveries) to average loans outstanding	—%	—%	0.02%	(0.02)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Total charge-offs	$179	$566	$103	$401	$157
Total recoveries	155	238	219	233	208
Net loan charge-offs (recoveries)	24	328	(116)	168	(51)
Net loan charge-offs (recoveries) to average loans outstanding	—%	0.03%	(0.01)%	0.02%	—%
Provision for loan losses	$(76)	$328	$384	$168	$49
Provision for loan losses to average loans outstanding	(0.01)%	0.03%	0.04%	0.02%	—%
ALLL	$8,100	$8,200	$8,200	$7,700	$7,700
ALLL as a % of loans at end of period	0.71%	0.71%	0.75%	0.71%	0.71%
We experienced a higher level of charge-offs in the second quarter of 2018 which was primarily related to one borrower and is therefore, not indicative of a trend in charge-off activity. While we have experienced a slight deterioration in credit quality indicators in recent periods, credit quality remains strong. The ALLL as a percentage of loans has remained consistent over the last year while the balance of the ALLL has increased. Our strong loan growth has also contributed to the ALLL increase and has required a provision for loan losses of $636 for the nine month period ended September 30, 2018. Overall, our level of required reserve is modest due to strong credit quality indicators, low historical loss factors, and a low amount of net charge-offs.

The following table illustrates our changes within the two main components of the ALLL as of:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
ALLL
Individually evaluated for impairment	$2,074	$2,059	$2,503	$2,130	$2,551
Collectively evaluated for impairment	6,026	6,141	5,697	5,570	5,149
Total	$8,100	$8,200	$8,200	$7,700	$7,700
ALLL to gross loans
Individually evaluated for impairment	0.18%	0.18%	0.23%	0.20%	0.24%
Collectively evaluated for impairment	0.53%	0.53%	0.52%	0.51%	0.47%
Total	0.71%	0.71%	0.75%	0.71%	0.71%
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

	Total Past Due and Nonaccrual Loans
	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Commercial and agricultural	$8,747	$9,980	$9,398	$4,885	$3,600
Residential real estate	3,137	2,452	4,614	4,881	2,201
Consumer	68	43	115	70	52
Total	$11,952	$12,475	$14,127	$9,836	$5,853
Total past due and nonaccrual loans to gross loans	1.05%	1.08%	1.29%	0.90%	0.54%
While past due and nonaccrual status loans have increased over the last year, they continue to reflect strong loan performance. The recent increase resulted primarily from commercial and agricultural loan activity, which is being closely monitored. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of September 30, 2018 or December 31, 2017.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.

The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2018	142	$23,730	21	$4,071	163	$27,801
New modifications	3	950	5	476	8	1,426
Principal advances (payments)	—	(557)	—	(46)	—	(603)
Loans paid off	(6)	(244)	(2)	(363)	(8)	(607)
Partial charge-offs	—	—	—	(7)	—	(7)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(111)	2	111	—	—
September 30, 2018	137	$23,768	26	$4,242	163	$28,010

	Nine Months Ended September 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	25	6,514	9	1,133	34	7,647
Principal advances (payments)	—	(878)	—	(621)	—	(1,499)
Loans paid off	(28)	(3,942)	(3)	(386)	(31)	(4,328)
Partial charge-offs	—	—	—	(7)	—	(7)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(7)	(1,210)	7	1,210	—	—
September 30, 2018	137	$23,768	26	$4,242	163	$28,010

	Three Months Ended September 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2017	155	$25,182	5	$1,159	160	$26,341
New modifications	3	1,354	2	210	5	1,564
Principal advances (payments)	—	(165)	—	(12)	—	(177)
Loans paid off	(6)	(460)	—	—	(6)	(460)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(9)	—	—	(1)	(9)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	51	(1)	(51)	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
September 30, 2017	152	$25,953	6	$1,306	158	$27,259

	Nine Months Ended September 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	16	6,909	3	676	19	7,585
Principal advances (payments)	—	(587)	—	(34)	—	(621)
Loans paid off	(16)	(987)	—	—	(16)	(987)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(9)	—	—	(1)	(9)
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	2	126	(2)	(126)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
September 30, 2017	152	$25,953	6	$1,306	158	$27,259
The following table summarizes our TDRs as of:

	September 30, 2018			December 31, 2017
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$22,519	$3,016	$25,535	$21,234	$—	$21,234	$4,301
Past due 30-59 days	421	48	469	1,778	805	2,583	(2,114)
Past due 60-89 days	828	—	828	219	708	927	(99)
Past due 90 days or more	—	1,178	1,178	53	1,400	1,453	(275)
Total	$23,768	$4,242	$28,010	$23,284	$2,913	$26,197	$1,813
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,515	$6,816	$474	$5,780	$6,082	$626
Commercial other	1,840	1,840	7	2,219	2,219	24
Agricultural real estate	7,036	7,044	109	7,913	7,913	—
Agricultural other	5,959	5,959	—	2,685	2,685	—
Residential real estate senior liens	6,582	6,944	1,251	7,460	7,839	1,406
Residential real estate junior liens	13	13	2	44	44	7
Home equity lines of credit	55	355	—	79	379	—
Consumer secured	10	10	—	17	17	—
Total TDRs	28,010	28,981	1,843	26,197	27,178	2,063
Other impaired loans
Commercial real estate	260	321	—	100	161	—
Commercial other	243	287	—	—	—	—
Agricultural real estate	1,164	1,164	39	—	—	—
Agricultural other	898	898	45	—	—	—
Residential real estate senior liens	779	959	147	356	620	67
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	3,344	3,629	231	456	781	67
Total impaired loans	$31,354	$32,610	$2,074	$26,653	$27,959	$2,130
Additional disclosure related to impaired loans is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Nonaccrual status loans	$7,136	$6,492	$6,237	$3,027	$1,605
Accruing loans past due 90 days or more	274	154	664	395	646
Total nonperforming loans	7,410	6,646	6,901	3,422	2,251
Foreclosed assets	305	167	229	291	240
Total nonperforming assets	$7,715	$6,813	$7,130	$3,713	$2,491
Nonperforming loans as a % of total loans	0.65%	0.58%	0.63%	0.31%	0.21%
Nonperforming assets as a % of total assets	0.42%	0.37%	0.40%	0.20%	0.14%
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

Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2018	December 31 2017
Commercial and agricultural	$3,960	$2,679
Residential real estate	282	234
Total	$4,242	$2,913
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of September 30, 2018.
We believe that the level of the ALLL is appropriate as of September 30, 2018. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.
Noninterest Income and Noninterest Expenses
Significant noninterest income account balances are highlighted in the following tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2018	2017	$	%
Service charges and fees
ATM and debit card fees	$722	$667	$55	8.25%
NSF and overdraft fees	500	481	19	3.95%
Freddie Mac servicing fee	156	169	(13)	(7.69)%
Service charges on deposit accounts	83	88	(5)	(5.68)%
Paper statement fees	61	74	(13)	(17.57)%
Net OMSR income (loss)	5	(77)	82	106.49%
All other	30	33	(3)	(9.09)%
Total service charges and fees	1,557	1,435	122	8.50%
Net gain on sale of mortgage loans	171	153	18	11.76%
Earnings on corporate owned life insurance policies	170	174	(4)	(2.30)%
Net gains on sale of AFS securities	—	—	—	—%
Other
Trust and brokerage advisory fees	748	724	24	3.31%
Corporate Settlement Solutions joint venture	120	84	36	42.86%
Other	97	128	(31)	(24.22)%
Total other	965	936	29	3.10%
Total noninterest income	$2,863	$2,698	$165	6.12%

	Nine Months Ended September 30
			Change
	2018	2017	$	%
Service charges and fees
ATM and debit card fees	$2,099	$1,945	$154	7.92%
NSF and overdraft fees	1,424	1,383	41	2.96%
Freddie Mac servicing fee	481	508	(27)	(5.31)%
Service charges on deposit accounts	250	259	(9)	(3.47)%
Paper statement fees	194	74	120	162.16%
Net OMSR income (loss)	(6)	107	(113)	(105.61)%
All other	91	94	(3)	(3.19)%
Total service charges and fees	4,533	4,370	163	3.73%
Net gain on sale of mortgage loans	339	507	(168)	(33.14)%
Earnings on corporate owned life insurance policies	521	537	(16)	(2.98)%
Net gains on sale of AFS securities	—	142	(142)	(100.00)%
Other
Trust and brokerage advisory fees	2,144	1,961	183	9.33%
Corporate Settlement Solutions joint venture	274	171	103	60.23%
Other	275	414	(139)	(33.57)%
Total other	2,693	2,546	147	5.77%
Total noninterest income	$8,086	$8,102	$(16)	(0.20)%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees fluctuate from period to period based primarily on card usage. While we do not anticipate significant changes to our ATM and debit card transactional fees, we do expect that fee income will continue to increase in 2018 as the trend of ATM and debit card usage continues to increase.

•
Paper statement fees were implemented during the third quarter of 2017; therefore, 2017 income is not comparative to income in 2018. We anticipate fee income to continue to increase during the remainder of 2018 and exceed 2017 levels.

•
OMSR income (loss) results are significantly based on OMSR valuation changes which are driven, in part, by changes in offering rates on residential mortgage loans, prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio.  OMSR income during the remainder of 2018 will fluctuate based on valuation changes and may not exceed 2017 OMSR income depending on changes in offering rates.

•
We anticipate increases in our residential mortgage loan origination activity as a result of our various initiatives to drive growth. Additionally, we anticipate selling more residential mortgage loan originations as opposed to carrying them in our residential real estate portfolio. As a result, we expect net gains on the sale of mortgage loans to increase during the remainder of 2018 but may not exceed 2017 levels.

•
We are continually analyzing our AFS securities for potential sale opportunities. Securities with unrealized gains and less than desirable yields may be sold for funding and profitability purposes. During 2017, we identified several mortgage-backed securities that were desirable to be sold and recognized gains with these sales. We are taking the same approach in 2018 to sell AFS securities when appropriate.

•
In recent periods, we have invested considerable efforts to increase our market penetration with investment and trust services. We anticipate that fee income will continue to increase during the remainder of 2018 and exceed 2017 levels.

•
Income from our interest in Corporate Settlement Solutions, a title insurance company, has increased as a result of national sales volume and strong operating expense controls. Income for 2018 is expected to exceed 2017 levels.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2018	2017	$	%
Compensation and benefits
Employee salaries	$4,108	$4,005	$103	2.57%
Employee benefits	1,737	1,288	449	34.86%
Total compensation and benefits	5,845	5,293	552	10.43%
Furniture and equipment
Service contracts	521	508	13	2.56%
Computer expense	404	306	98	32.03%
Depreciation	528	511	17	3.33%
All other	47	52	(5)	(9.62)%
Total furniture and equipment	1,500	1,377	123	8.93%
Occupancy
Outside services	181	178	3	1.69%
Depreciation	222	212	10	4.72%
Utilities	143	132	11	8.33%
Property taxes	179	142	37	26.06%
All other	145	145	—	—%
Total occupancy	870	809	61	7.54%
Other
Consulting fees	189	259	(70)	(27.03)%
ATM and debit card fees	246	253	(7)	(2.77)%
Director fees	212	212	—	—%
Audit and related fees	353	322	31	9.63%
FDIC insurance premiums	185	172	13	7.56%
Donations and community relations	141	190	(49)	(25.79)%
Loan underwriting fees	339	237	102	43.04%
Printing and supplies	131	110	21	19.09%
Postage and freight	108	85	23	27.06%
Education and travel	130	143	(13)	(9.09)%
Marketing costs	285	172	113	65.70%
All other	538	505	33	6.53%
Total other	2,857	2,660	197	7.41%
Total noninterest expenses	$11,072	$10,139	$933	9.20%

	Nine Months Ended September 30
			Change
	2018	2017	$	%
Compensation and benefits

Employee salaries	$12,369	$12,127	$242	2.00%
Employee benefits	4,649	3,540	1,109	31.33%
Total compensation and benefits	17,018	15,667	1,351	8.62%
Furniture and equipment
Service contracts	1,560	1,457	103	7.07%
Depreciation	1,538	1,531	7	0.46%
Computer expense	1,286	929	357	38.43%
All other	166	156	10	6.41%
Total furniture and equipment	4,550	4,073	477	11.71%
Occupancy
Depreciation	660	632	28	4.43%
Outside services	542	577	(35)	(6.07)%
Utilities	421	390	31	7.95%
Property taxes	470	434	36	8.29%
All other	408	428	(20)	(4.67)%
Total occupancy	2,501	2,461	40	1.63%
Other
Consulting fees	798	672	126	18.75%
ATM and debit card fees	712	873	(161)	(18.44)%
Director fees	643	634	9	1.42%
Audit and related fees	813	757	56	7.40%
FDIC insurance premiums	505	480	25	5.21%
Donations and community relations	502	488	14	2.87%
Loan underwriting fees	653	546	107	19.60%
Printing and supplies	336	320	16	5.00%
Postage and freight	330	304	26	8.55%
Education and travel	346	332	14	4.22%
Marketing costs	544	361	183	50.69%
All other	1,701	1,629	72	4.42%
Total other	7,883	7,396	487	6.58%
Total noninterest expenses	$31,952	$29,597	$2,355	7.96%
Significant changes in noninterest expenses are detailed below:

•
The increase in employee benefits is primarily related to a settlement with an insurance claim administrator in 2017 in favor of Isabella Bank. Additional expense of $223 is related to our pension plan as a result of early distributions. Employee benefits are expected to increase moderately during the remainder of 2018 due to anticipated increases in health care costs and exceed 2017 levels as a result of the settlement.

•
Computer expense increased in 2018 due to data and system upgrades, additional network security costs, and one-time implementation costs. Expenses in 2018 are expected to continue to exceed 2017 levels.

•
Consulting fees have increased in 2018, in part, due to professional services related to income tax strategies. As a result, consulting fees are expected to exceed 2017 levels for the remainder of 2018.

•
ATM and debit card fees decreased primarily as a result of recognition of an early contract termination fee in the second quarter of 2017. As a result, these expenses in 2018 are not expected to exceed 2017 levels.

•
Marketing costs fluctuate from period-to-period based on the timing of campaigns, new markets, and promotion of new products and services. Expenses in 2018 are expected to continue to exceed 2017 levels.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2018	December 31 2017	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$48,552	$30,848	$17,704	57.39%
AFS securities
Amortized cost of AFS securities	512,869	547,912	(35,043)	(6.40)%
Unrealized gains (losses) on AFS securities	(11,730)	818	(12,548)	N/M
AFS securities	501,139	548,730	(47,591)	(8.67)%
Equity securities, at fair value	—	3,577	(3,577)	(100.00)%
Mortgage loans AFS	2,811	1,560	1,251	80.19%
Loans
Gross loans	1,139,930	1,091,519	48,411	4.44%
Less allowance for loan and lease losses	8,100	7,700	400	5.19%
Net loans	1,131,830	1,083,819	48,011	4.43%
Premises and equipment	28,186	28,450	(264)	(0.93)%
Corporate owned life insurance policies	27,547	27,026	521	1.93%
Accrued interest receivable	7,669	7,063	606	8.58%
Equity securities without readily determinable fair values	24,948	23,454	1,494	6.37%
Goodwill and other intangible assets	48,473	48,547	(74)	(0.15)%
Other assets	12,508	10,056	2,452	24.38%
TOTAL ASSETS	$1,833,663	$1,813,130	$20,533	1.13%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,276,806	$1,265,258	$11,548	0.91%
Borrowed funds	359,776	344,878	14,898	4.32%
Accrued interest payable and other liabilities	8,545	8,089	456	5.64%
Total liabilities	1,645,127	1,618,225	26,902	1.66%
Shareholders’ equity	188,536	194,905	(6,369)	(3.27)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,833,663	$1,813,130	$20,533	1.13%
As shown above, total assets have increased since December 31, 2017. Gross loans increased 4.44% during the first nine months of 2018. During the first nine months of 2018, we have experienced deposit growth of 0.91%; however, it was outpaced by loan growth. To fund the loan growth, principal payments and maturities of AFS securities have not been replaced and borrowed funds were increased during 2018.
The following table outlines the changes in loans:

	September 30 2018	December 31 2017	$ Change	% Change (unannualized)
Commercial	$668,915	$634,759	$34,156	5.38%
Agricultural	129,232	128,269	963	0.75%
Residential real estate	276,904	272,368	4,536	1.67%
Consumer	64,879	56,123	8,756	15.60%
Total	$1,139,930	$1,091,519	$48,411	4.44%

The following table displays loan balances as of:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Commercial	$668,915	$691,623	$643,636	$634,759	$620,135
Agricultural	129,232	125,249	122,330	128,269	132,998
Residential real estate	276,904	273,607	270,150	272,368	271,480
Consumer	64,879	61,277	56,886	56,123	52,931
Total	$1,139,930	$1,151,756	$1,093,002	$1,091,519	$1,077,544
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during the last 12 months. The decline in the commercial loan portfolio during the third quarter of 2018, largely related to the loan payoff of one customer, is not an indication of what is to be expected for the remainder of 2018. Agricultural and residential real estate loans have fluctuated in recent periods and are both expected to grow modestly during the remainder of 2018. Consumer loans have experienced growth over the last year and are expected to continue to increase during the remainder of 2018.
The following table outlines the changes in deposits:

	September 30 2018	December 31 2017	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$229,269	$237,511	$(8,242)	(3.47)%
Interest bearing demand deposits	235,529	231,666	3,863	1.67%
Savings deposits	359,720	342,815	16,905	4.93%
Certificates of deposit	340,049	331,718	8,331	2.51%
Brokered certificates of deposit	98,645	102,808	(4,163)	(4.05)%
Internet certificates of deposit	13,594	18,740	(5,146)	(27.46)%
Total	$1,276,806	$1,265,258	$11,548	0.91%
The following table displays deposit balances as of:

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Noninterest bearing demand deposits	$229,269	$234,377	$223,798	$237,511	$212,608
Interest bearing demand deposits	235,529	222,678	235,965	231,666	220,601
Savings deposits	359,720	364,387	366,045	342,815	358,358
Certificates of deposit	340,049	340,247	338,219	331,718	309,778
Brokered certificates of deposit	98,645	98,734	114,656	102,808	95,979
Internet certificates of deposit	13,594	14,339	19,185	18,740	18,738
Total	$1,276,806	$1,274,762	$1,297,868	$1,265,258	$1,216,062
Deposits increased slightly during the quarter as a result of growth in interest bearing demand deposits. Certificates of deposit accounts have experienced marginal growth in recent periods. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs.

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

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
Government sponsored enterprises	$180	$190	$202	$216	$232
States and political subdivisions	193,957	202,273	211,633	208,474	213,457
Auction rate money market preferred	3,108	3,135	3,012	3,049	3,172
Mortgage-backed securities	188,136	197,637	206,861	208,797	215,914
Collateralized mortgage obligations	115,758	120,873	126,054	128,194	116,499
Total	$501,139	$524,108	$547,762	$548,730	$549,274
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

	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
FHLB advances	$320,000	$315,000	$260,000	$290,000	$310,000
Securities sold under agreements to repurchase without stated maturity dates	39,776	31,296	32,913	54,878	54,977
Federal funds purchased	—	16,200	10,200	—	2,050
Total	$359,776	$362,496	$303,113	$344,878	$367,027
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2018	December 31 2017
Unfunded commitments under lines of credit	$187,665	$184,317
Commitments to grant loans	28,112	24,782
Commercial and standby letters of credit	1,641	1,622
Total	$217,418	$210,721
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 189,074 shares or $5,093 of common stock during the first nine months of 2018, as compared to 178,712 shares or $4,999 of common stock during the same period in 2017. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $449 and $502 during the nine month periods ended September 30, 2018 and 2017, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 215,427 shares or $6,212 of common stock during the first nine months of 2018 and 143,117 shares or $4,005 during the first nine months of 2017. As of September 30, 2018, we were authorized to repurchase up to an additional 200,244 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.49% as of September 30, 2018.
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

	September 30, 2018		December 31, 2017
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.180%	6.375%	12.230%	5.750%

Tier 1 capital	12.180%	7.875%	12.230%	7.250%
Tier 2 capital*	0.650%	2.000%	0.630%	2.000%
Total Capital	12.830%	9.875%	12.860%	9.250%
* Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
At September 30, 2018, the Bank exceeded these minimum capital requirements.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $262,022 or 14.29% of assets as of September 30, 2018, compared to $293,188 or 16.17% as of December 31, 2017. The decrease in primary liquidity is a direct result of our unencumbered AFS securities' maturity, principal payment and sale activity during 2018. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2018, we had available lines of credit of $128,606.
The following table summarizes our sources and uses of cash for the nine month period ended September 30:

	2018	2017	$ Variance
Net cash provided by (used in) operating activities	$12,240	$13,728	$(1,488)
Net cash provided by (used in) investing activities	(13,447)	(60,627)	47,180
Net cash provided by (used in) financing activities	18,911	45,072	(26,161)
Increase (decrease) in cash and cash equivalents	17,704	(1,827)	19,531
Cash and cash equivalents January 1	30,848	22,894	7,954
Cash and cash equivalents September 30	$48,552	$21,067	$27,485
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2018, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not report scenarios showing 200 basis point decreases in interest rates as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of September 30, 2018, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	September 30, 2018
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.68)%	1.44%	2.87%	5.25%	6.55%	(3.48)%	1.91%	3.39%	5.57%	5.54%

	December 31, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.43)%	2.36%	4.18%	5.99%	7.94%	(2.29)%	2.61%	4.17%	5.39%	6.09%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2018 and December 31, 2017. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$26,588	$100	$—	$—	$—	$—	$26,688	$26,687
Average interest rates	1.78%	1.72%	—%	—%	—%	—%	1.78%
AFS securities	$83,108	$77,679	$65,980	$69,278	$60,782	$144,312	$501,139	$501,139
Average interest rates	2.43%	2.58%	2.57%	2.42%	2.50%	2.85%	2.60%
Fixed interest rate loans (1)	$156,087	$121,295	$144,319	$125,663	$125,018	$198,144	$870,526	$830,022
Average interest rates	4.27%	4.39%	4.33%	4.30%	4.43%	4.16%	4.30%
Variable interest rate loans (1)	$71,217	$27,946	$40,158	$27,205	$17,339	$85,539	$269,404	$262,076
Average interest rates	6.11%	5.55%	5.64%	5.08%	4.76%	3.85%	5.08%
Rate sensitive liabilities
Fixed rate borrowed funds	$159,776	$40,000	$35,000	$50,000	$35,000	$30,000	$349,776	$344,610
Average interest rates	1.47%	2.34%	1.78%	1.97%	3.17%	2.36%	1.92%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$10,005
Average interest rates	—%	—%	2.62%	—%	—%	—%	2.62%
Savings and NOW accounts	$51,600	$46,717	$41,930	$37,667	$33,875	$383,460	$595,249	$595,249
Average interest rates	0.38%	0.37%	0.37%	0.36%	0.36%	0.35%	0.35%
Fixed interest rate certificates of deposit	$227,401	$80,136	$51,582	$40,533	$33,551	$12,044	$445,247	$433,557
Average interest rates	1.49%	2.01%	1.80%	1.90%	2.09%	2.14%	1.72%
Variable interest rate certificates of deposit	$4,060	$2,981	$—	$—	$—	$—	$7,041	$7,019
Average interest rates	2.14%	2.44%	—%	—%	—%	—%	2.26%

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$5,481	$—	$100	$—	$—	$—	$5,581	$5,581
Average interest rates	1.65%	—%	0.35%	—%	—%	—%	1.63%
AFS securities	$95,000	$72,551	$71,591	$68,127	$60,607	$180,854	$548,730	$548,730
Average interest rates	2.33%	2.46%	2.59%	2.58%	2.38%	2.56%	2.49%
Equity securities	$—	$—	$—	$—	$—	$3,577	$3,577	$3,577
Average interest rates	—%	—%	—%	—%	—%	4.00%	4.00%
Fixed interest rate loans (1)	$153,100	$118,068	$114,872	$129,992	$116,779	$222,971	$855,782	$825,855
Average interest rates	4.12%	4.34%	4.24%	4.16%	4.34%	4.01%	4.17%
Variable interest rate loans (1)	$70,738	$35,473	$27,164	$25,494	$20,158	$56,710	$235,737	$231,051
Average interest rates	5.48%	4.79%	4.91%	4.43%	4.39%	3.72%	4.68%
Rate sensitive liabilities
Fixed rate borrowed funds	$124,878	$85,000	$35,000	$50,000	$20,000	$20,000	$334,878	$332,146
Average interest rates	1.15%	1.87%	1.80%	1.91%	1.97%	2.54%	1.65%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,943
Average interest rates	—%	—%	—%	1.72%	—%	—%	1.72%
Savings and NOW accounts	$49,140	$44,096	$39,607	$35,611	$32,051	$373,976	$574,481	$574,481
Average interest rates	0.22%	0.22%	0.22%	0.22%	0.21%	0.27%	0.25%
Fixed interest rate certificates of deposit	$188,598	$109,047	$37,604	$50,814	$38,843	$21,840	$446,746	$437,400
Average interest rates	1.05%	1.57%	1.62%	1.76%	1.85%	2.05%	1.42%
Variable interest rate certificates of deposit	$2,414	$4,106	$—	$—	$—	$—	$6,520	$6,492
Average interest rates	1.40%	1.66%	—%	—%	—%	—%	1.56%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on August 22, 2018, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued common shares.
The following table provides information for the three month period ended September 30, 2018, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				170,191
July 1 - 31	7,374	$26.85	7,374	162,817
August 1 - 22	92,836	29.39	92,836	69,981
Additional Authorization (200,000 shares)	—	—	—	269,981
August 23 - 31	65,425	29.48	65,425	204,556
September 1 - 30	4,312	27.60	4,312	200,244
Balance, September 30	169,947	$29.27	169,947	200,244
On December 21, 2016, the Board approved the termination of a non-leveraged ESOP, which was frozen to new participants on December 31, 2006.  As we anticipated and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, dissolution of the ESOP occurred during the three month period ended September 30, 2018.  The dissolution resulted in the repurchase of 154,613 shares from ESOP participants during the three month period ended September 30, 2018, at the price of $29.50 per share, as determined by an independent valuation firm as set forth by the plan document.
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

Isabella Bank Corporation

Date:	November 8, 2018	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)