Form 10-K
period 2018-12-31
ISABELLA BANK Corp
filed 2019-03-14
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock - No Par Value
(Title of Class)
Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $211,421,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,873,337 as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 2019 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 25, 2019.

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, federal or state tax laws, monetary and fiscal policy, the quality or composition of the loan or investment portfolio, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, cybersecurity risk, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our consolidated financial results, is included in our filings with the SEC.
Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for Credit Losses	GAAP: U.S. generally accepted accounting principles
AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	ISDA: International Swaps and Derivatives Association
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CECL: Current Expected Credit Losses	N/M: Not meaningful
CFPB: Consumer Financial Protection Bureau	NASDAQ: NASDAQ Stock Market Index
CIK: Central Index Key	NASDAQ Banks: NASDAQ Bank Stock Index
CRA: Community Reinvestment Act	NAV: Net asset value
DIF: Deposit Insurance Fund	NOW: Negotiable order of withdrawal
DIFS: Department of Insurance and Financial Services	NSF: Non-sufficient funds
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OCI: Other comprehensive income (loss)
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OMSR: Originated mortgage servicing rights
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OREO: Other real estate owned
ESOP: Employee Stock Ownership Plan	OTTI: Other-than-temporary impairment
Exchange Act: Securities Exchange Act of 1934	PBO: Projected benefit obligation
FASB: Financial Accounting Standards Board	PCAOB: Public Company Accounting Oversight Board
FDI Act: Federal Deposit Insurance Act	Rabbi Trust: A trust established to fund our Directors Plan
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FRB: Federal Reserve Bank	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FHLB: Federal Home Loan Bank	TDR: Troubled debt restructuring
Freddie Mac: Federal Home Loan Mortgage Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent	Yield Curve: U.S. Treasury Yield Curve

PART I
Item 1. Business. (Dollars in thousands)
General
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's wholly owned subsidiary, Isabella Bank, has 30 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
As used in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to “the Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2018, 2017, and 2016 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
We are a community bank with a focus on providing high quality, personalized service at a fair price. We offer a broad array of banking services to businesses, institutions, individuals and their families. We compete with other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and other companies providing financial services.
Lending activities include loans for commercial and agricultural operating and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and have not purchased any loans from the secondary market. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service investment management and trust services.
As of December 31, 2018, we had 371 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
Available Information
Our SEC filings (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports) are available through our website (www.isabellabank.com). We will provide paper copies of our SEC reports free of charge upon request by a shareholder.
The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Isabella Bank Corporation (CIK #0000842517) and other issuers.
Supervision and Regulation
The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recessions and respond to inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon our future business and earnings cannot be predicted.
We, as a financial holding company, are regulated under the BHC Act, and are subject to the supervision of the FRB. We are registered as a financial services holding company with the FRB and are subject to reporting requirements and inspections and audits. Under FRB policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such FRB policy, it would not otherwise be required to provide support.
Under Michigan law, if the capital of a Michigan state chartered bank has become impaired by losses or otherwise, the Commissioner of the DIFS may require that the deficiency in capital be met by assessment upon the bank’s shareholders. Each shareholder would be responsible for a pro rata share of the deficiency, based on the amount of capital stock held by each shareholder. If an assessment is not paid by any shareholder within 30 days of the date of notice to the shareholder, sale of their stock will occur in order to pay such assessment.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2018 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Note 9 – Off-Balance-Sheet Activities, Commitments and Other Matters” and “Note 10 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Isabella Bank
The Bank is supervised and regulated by DIFS and the FRB. These agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, and the safety and soundness of banking practices.
Our deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC assesses insurance premiums based upon a financial ratios method that takes into account asset and capital levels and supervisory ratings.
Banking laws and regulations restrict transactions by insured banks owned by a bank holding company. These restrictions include loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company. Additional restrictions apply to principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), or acceptance of such shares or securities as collateral security for loans to any borrower.
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
Item 1A. Risk Factors.
In the normal course of business, we are exposed to various risks. These risks, if not managed correctly, could have a significant impact on our earnings, capital, share price, and ability to pay dividends. In order to effectively monitor and control the following risks, we utilize an enterprise risk model. We balance our strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems, and procedures which have been adopted to identify, assess, control, monitor, and manage each risk area. We continually review the adequacy and effectiveness of these policies, systems, and procedures.
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
We maintain an ALLL to reserve for estimated incurred loan losses within our loan portfolio. The level of the ALLL reflects our evaluation of industry concentrations; specific credit risks; loan loss experience; loan portfolio quality; and economic, political and regulatory conditions. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make significant estimates, all of which may undergo material changes.
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
Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. Unlike banks that are more geographically diversified, we provide banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.
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

Liquidity risk
Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations when they come due without incurring unacceptable costs. Liquidity risk includes the inability to manage unplanned changes in funding sources, or failure to address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. We have significant borrowing capacity through correspondent banks and the ability to sell certain investments to fund potential cash shortages, which we may use to help mitigate this risk.
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
Operational risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events and includes reputation risk and transaction risk. Reputation risk is managed by developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting our safety and soundness. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.
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
The adoption of, violations of, or nonconformance with laws, rules, regulations, or prescribed practices
The financial services industry and public companies are extensively regulated and must meet regulatory standards set by the FDIC, DIFS, FRB, FASB, SEC, PCAOB, CFPB, and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect deposit insurance funds and consumers, and not necessarily to benefit our shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict at this time.
Our compliance department annually assesses the adequacy and effectiveness of our processes for controlling and managing our principal compliance risks.
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time-to-time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defend our business and may lead to penalties.
We may not adjust to changes in the financial services industry
Our financial performance depends in part on our ability to maintain and grow our core deposit customer base and expand our financial services to our existing and new customers. The increasingly competitive environment is, in part, a result of changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for our products and services. Financial services and products are also constantly changing. Our financial performance is dependent upon customer demand for our products and services, our ability to develop and offer competitive financial products and services, and our ability to adapt to enhancements in financial technology.
We may be required to recognize an impairment of goodwill
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill is impaired, we must write-down the goodwill by the amount of the impairment.
We may face pressure from purchasers of our residential mortgage loans to repurchase loans sold or reimburse purchasers for losses related to such loans
We generally sell the fixed rate long-term residential mortgage loans we originate to the secondary market. The purchasers of residential mortgage loans, such as government sponsored entities, increased their efforts to require sellers of residential mortgage loans to either repurchase loans previously sold, or reimburse the purchasers for losses incurred on foreclosed loans due to actual or alleged failure to strictly conform to the terms of the contract.
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
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or other means
Our products, services and systems are accessed through critical company or third-party operations. This involves the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees and customers. Successful breaches, employee wrongdoing, or human or technological error could result in unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems. Examples include theft of sensitive, regulated, or confidential data including personal information; loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.
Cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should we, or third parties we do business with, fall victim to successful cyber attacks or experience other cybersecurity incidents, including the loss of personally identifiable customer or other sensitive data, the result could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and increase cybersecurity or other insurance premiums.
We have cybersecurity insurance, in the event a cybersecurity attack were to occur, covering expenses related to notification, credit monitoring, investigation, crisis management, public relations, and legal advice. In addition, we maintain insurance to cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Insurance policies are reviewed annually in detail.
A strong reputation is vital and requires utmost protection. An operating incident, significant cybersecurity disruption, or other adverse event may have a negative impact on our reputation which could make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, or severely reduce consumer demand for our products.
Our estimates and assumptions may be incorrect
Our consolidated financial statements conform with GAAP, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Estimates are based on information available to us at the time the estimates are made. Actual results could differ from estimates. For further discussion regarding significant accounting estimates, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Disruption of infrastructure
Our operations depend upon our technological and physical infrastructure, including our equipment and facilities. Extended disruption of our vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of our control, could have a significant impact on our operations. We have developed and tested disaster recovery plans for all significant aspects of our operations.
Anti-takeover provisions
Our articles of incorporation include anti-takeover provisions that require a two-thirds majority vote to approve a sale of the Corporation. Additionally, changes to our articles of incorporation must be approved by a two-thirds majority vote of our shareholders. These provisions may make our stock less attractive to potential shareholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 29 branches, two operations centers, our previous main office building and vacant land. We also lease property in Saginaw, Michigan which serves as a full-service branch. Our facilities' current, planned, and best use is for conducting our current activities, with the exception of our previous main office location which is vacant. We continually monitor and assess the need for expansion and/or improvement of all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,870,969 shares are issued and outstanding as of December 31, 2018. As of that date, there were 3,083 shareholders of record.
Our common stock is traded in the over-the-counter market.  Our common stock is quoted on the OTCQX market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”.  Other trades in our common stock occur in privately negotiated transactions from time to time of which we may have little or no information.
We have reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by OTC Markets. The following table sets forth our compilation of that information for the periods indicated. Price information obtained from OTC Markets reflects inter-dealer prices, without retail mark up, mark down, or commissions and may not necessarily represent actual transactions. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	Number of Common Shares	Sale Price
		Low	High
2018
First Quarter	65,782	$26.11	$28.25
Second Quarter	78,922	26.25	27.25
Third Quarter	86,032	26.05	27.65
Fourth Quarter	73,364	22.50	27.00
	304,100
2017
First Quarter	96,592	$27.60	$29.00
Second Quarter	64,160	27.60	28.45
Third Quarter	66,000	27.65	29.10
Fourth Quarter	60,227	27.99	29.95
	286,979
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2018	2017
First Quarter	$0.26	$0.25
Second Quarter	0.26	0.25
Third Quarter	0.26	0.26
Fourth Quarter	0.26	0.26
Total	$1.04	$1.02
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on August 22, 2018, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued, shares.

The following table provides information for the unaudited three month period ended December 31, 2018, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				200,244
October 1 - 31	2,797	$26.81	2,797	197,447
November 1 - 30	3,325	25.26	3,325	194,122
December 1 - 31	26,468	24.07	26,468	167,654
Balance, December 31	32,590	$24.42	32,590	167,654
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation's common stock and each index was $100 at December 31, 2013 and all dividends were reinvested.

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2013	$100.00	$100.00	$100.00
12/31/2014	98.00	114.83	104.92
12/31/2015	135.30	122.99	114.20
12/31/2016	130.50	134.02	157.56
12/31/2017	137.20	173.86	166.15
12/31/2018	114.10	168.98	139.28

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2018	2017	2016	2015	2014
INCOME STATEMENT DATA
Interest income	$63,864	$58,413	$53,666	$51,502	$51,148
Interest expense	15,631	12,494	10,865	10,163	9,970
Net interest income	48,233	45,919	42,801	41,339	41,178
Provision for loan losses	978	253	(135)	(2,771)	(668)
Noninterest income	10,946	10,812	11,108	10,359	9,325
Noninterest expenses	42,817	40,225	37,897	36,051	35,103
Federal income tax expense (1)	1,363	3,016	2,348	3,288	2,344
Net income	$14,021	$13,237	$13,799	$15,130	$13,724
PER SHARE
Basic earnings	$1.78	$1.69	$1.77	$1.95	$1.77
Diluted earnings	$1.74	$1.65	$1.73	$1.90	$1.74
Dividends	$1.04	$1.02	$0.98	$0.94	$0.89
Tangible book value (2)	$18.68	$18.63	$17.80	$17.33	$16.52
Quoted market value
High	$28.25	$29.95	$29.90	$29.90	$24.00
Low	$22.50	$27.60	$27.25	$22.00	$21.73
Close (3)	$22.56	$28.25	$27.85	$29.90	$22.50
Common shares outstanding (3)	7,870,969	7,857,293	7,821,069	7,799,867	7,776,274
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.75%	0.82%	0.95%	0.90%
Return on average shareholders' equity	7.26%	6.75%	7.12%	8.33%	8.06%
Return on average tangible shareholders' equity	9.14%	9.09%	9.95%	11.46%	10.80%
Net interest margin yield (FTE) (1)	2.97%	3.03%	3.00%	3.10%	3.24%
BALANCE SHEET DATA (3)
Gross loans	$1,128,707	$1,091,519	$1,010,615	$850,492	$836,550
AFS securities	$494,834	$548,730	$554,671	$656,837	$561,394
Total assets	$1,837,307	$1,813,130	$1,732,151	$1,668,112	$1,549,543
Deposits	$1,292,693	$1,265,258	$1,195,040	$1,164,563	$1,074,484
Borrowed funds	$340,299	$344,878	$337,694	$309,732	$289,709
Shareholders' equity	$195,519	$194,905	$187,899	$183,971	$174,594
Gross loans to deposits	87.31%	86.27%	84.57%	73.03%	77.86%
ASSETS UNDER MANAGEMENT (3)
Loans sold with servicing retained	$259,481	$266,789	$272,882	$287,029	$288,639
Assets managed by our Investment and Trust Services Department	$447,487	$478,146	$427,693	$405,109	$383,878
Total assets under management	$2,544,275	$2,558,065	$2,432,726	$2,360,250	$2,222,060
ASSET QUALITY (3)
Nonperforming loans to gross loans	0.65%	0.31%	0.17%	0.09%	0.50%
Nonperforming assets to total assets	0.42%	0.20%	0.11%	0.07%	0.33%
ALLL to gross loans	0.74%	0.71%	0.73%	0.87%	1.21%
CAPITAL RATIOS (3)
Shareholders' equity to assets	10.64%	10.75%	10.85%	11.03%	11.27%
Tier 1 leverage	8.72%	8.54%	8.56%	8.52%	8.59%
Common equity tier 1 capital	12.58%	12.23%	12.39%	13.44%	N/A
Tier 1 risk-based capital	12.58%	12.23%	12.39%	13.44%	14.08%
Total risk-based capital	13.26%	12.86%	13.04%	14.17%	15.19%
(1) Calculations are based on a federal income tax rate of 21% in 2018 and 34% for all prior periods.
(2) Tangible book value calculations include unrealized gain/loss on AFS securities.
(3) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2018	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Total interest income	$16,611	$16,419	$15,713	$15,121	$15,078	$14,976	$14,498	$13,861
Total interest expense	4,258	4,231	3,741	3,401	3,435	3,200	3,028	2,831
Net interest income	12,353	12,188	11,972	11,720	11,643	11,776	11,470	11,030
Provision for loan losses	342	(76)	328	384	168	49	9	27
Noninterest income	2,860	2,863	2,736	2,487	2,710	2,698	2,788	2,616
Noninterest expenses	10,865	11,072	10,784	10,096	10,628	10,139	9,507	9,951
Federal income tax expense	476	359	263	265	836	750	898	532
Net income	$3,530	$3,696	$3,333	$3,462	$2,721	$3,536	$3,844	$3,136
PER SHARE
Basic earnings	$0.45	$0.47	$0.42	$0.44	$0.35	$0.45	$0.49	$0.40
Diluted earnings	0.44	0.46	0.41	0.43	0.34	0.44	0.48	0.39
Dividends	0.26	0.26	0.26	0.26	0.26	0.26	0.25	0.25
Quoted market value (1)	22.56	26.75	26.65	27.40	28.25	29.00	28.00	27.60
Tangible book value (2)	18.68	19.44	19.36	19.16	18.96	18.82	18.62	18.34
(1) At end of period
(2) Tangible book value calculations include unrealized gain/loss on AFS securities.

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
Executive Summary
We reported net income of $14,021 and earnings per common share of $1.78 for the year ended December 31, 2018. Net income and earnings per common share for the year ended December 31, 2017 were $13,237 and $1.69, respectively. Interest income for the year ended December 31, 2018 increased $5,451 when compared to 2017 primarily as the result of strong loan growth, which totaled $37,188 during 2018. Net interest income increased by $2,314 for the year ended December 31, 2018 in comparison to 2017. The provision for loan losses increased by $725 and was the result of loan growth, increased charge-offs, and an increase in criticized assets largely related to our agricultural loan portfolio. Noninterest expenses for the year ended December 31, 2018 exceeded noninterest expenses in 2017 due to increased compensation and benefits, certain loan expenses and increased costs related to upgrades with technology and network security. Additionally in 2017, noninterest expenses were reduced by a settlement with an insurance claims administrator in favor of Isabella Bank. Net income in 2018 has benefited from the lower federal statutory tax rate established by the Tax Act.
As of December 31, 2018, total assets and assets under management were $1,837,307 and $2,544,275, respectively. Assets under management include loans sold and serviced of $259,481 and assets managed by our Investment and Trust Services Department of $447,487, in addition to assets on our consolidated balance sheet. In 2018, the loan growth of $37,188 was attributable to commercial portfolio growth of $24,770 and increases in residential real estate and consumer loans of $13,526, offset by a $1,108 decline in the agricultural portfolio. Loan growth was funded through maturities and the receipt of principal payments in the AFS securities portfolio and growth in total deposits. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our net yield on interest earning assets (FTE) was 2.97% for 2018 and experienced a slight decline in comparison to prior periods. The FRB increased short-term interest rates during each quarter of 2018. Over the next few years, we anticipate incremental improvement in our net yield on interest earning assets as a result of a combination of our asset mix shifting to an increasing percentage of loans compared to investment securities, strategic growth in loans, and market driven loan pricing. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, increasing our presence within our geographic footprint, and managing operating costs.
The current interest rate environment, which consists of low rates and a flat yield curve, is having an impact on investor confidence in the financial sector. Interest rate environments with flattened yield curves generally result in a decline in the market price of bank stocks. In early 2017, the difference between the yields of the 2-year treasury and 10-year treasury notes was above 120 basis points. Since the first part of December 2018, the same yield variance has remained below 20 basis points, which is not favorable for financial institutions.
Bank stocks, in general, were negatively impacted in 2018 by the interest rate environment. The Nasdaq Bank Stock Index declined 19% in the fourth quarter of 2018. The price per share of our common stock fell approximately 16% from $26.75 on September 28, 2018 to $22.56 on December 31, 2018. Even within this declining period, there were a few trades that we were aware of at $25.95 per share between December 14, 2018 and December 24, 2018. Historically, our stock price lags market changes, both upward and downward, 60 to 90 days.
Our Board of Directors and management team closely monitor our stock price, and are focused on improving the metrics which should serve to have a favorable impact on the stock price. In the second half of 2018, we engaged the services of an investor relations firm whose mission is to help build brand awareness of Isabella Bank Corporation in the investment community, and get management in front of selected investment professionals and advisors through small group presentations. The feedback from this strategy has been positive thus far.
Recent Legislation
The Dodd-Frank Act of 2010, has already had, and is expected to continue to have, a negative impact on our operating results. The Dodd-Frank Act established the CFPB which has made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. Recent regulations issued by the CFPB regarding consumer lending, including residential mortgage lending, have increased our compensation expenses and this trend is expected to continue.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The law established a flat corporate federal statutory income tax rate of 21%, effective January 1, 2018, and eliminated the corporate alternative minimum tax which can be carried forward and used to reduce future income tax. The tax law provided for a wide array of changes, only some of which had a direct impact on our federal income tax expense. Some of these changes included, but are not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2017 and 2016 have been reclassified to conform with the 2018 presentation.
Other
We have not received any notices of regulatory actions as of March 12, 2019.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, and the determination of the fair value and assessment of OTTI of investment securities to be our most critical accounting policies.
The ALLL requires our most subjective and complex judgment. Changes in economic conditions and other external factors can have a significant impact on the ALLL and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ALLL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. For additional discussion concerning our ALLL and related matters, see “Allowance for Loan and Lease Losses” and “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
U.S. generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record the fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with independent experts to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired on at least an annual basis.
AFS securities are carried at fair value with changes in the fair value included as a component of other comprehensive income. Declines in the fair value of AFS securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. We evaluate AFS securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for most AFS investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. Municipal securities for which no readily determinable market values are available are priced using fair value curves which most closely match the securities' characteristics.

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21% in 2018 and 34% in 2017 and 2016. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Year Ended December 31
	2018			2017			2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,120,021	$49,229	4.40%	$1,040,630	$43,537	4.18%	$922,333	$38,537	4.18%
Taxable investment securities (1)	341,095	8,294	2.43%	361,783	8,564	2.37%	392,810	8,746	2.23%
Nontaxable investment securities	191,281	7,115	3.72%	202,375	9,126	4.51%	205,450	9,351	4.55%
Fed funds sold	4	—	—%	663	5	0.75%	—	—	—%
Other	35,719	1,062	2.97%	26,815	737	2.75%	25,557	668	2.61%
Total earning assets	1,688,120	65,700	3.89%	1,632,266	61,969	3.80%	1,546,150	57,302	3.71%
NONEARNING ASSETS
Allowance for loan losses	(8,094)			(7,607)			(7,638)
Cash and demand deposits due from banks	19,770			19,309			18,178
Premises and equipment	28,349			28,933			28,670
Accrued income and other assets	87,895			99,456			101,995
Total assets	$1,816,040			$1,772,357			$1,687,355
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$229,411	$267	0.12%	$213,648	$232	0.11%	$203,198	$163	0.08%
Savings deposits	361,743	1,698	0.47%	356,963	1,091	0.31%	336,859	663	0.20%
Time deposits	454,916	7,296	1.60%	433,562	5,486	1.27%	429,731	5,010	1.17%
Borrowed funds	344,352	6,370	1.85%	352,400	5,685	1.61%	319,049	5,029	1.58%
Total interest bearing liabilities	1,390,422	15,631	1.12%	1,356,573	12,494	0.92%	1,288,837	10,865	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	224,777			208,988			194,892
Other	7,597			10,641			9,841
Shareholders’ equity	193,244			196,155			193,785
Total liabilities and shareholders’ equity	$1,816,040			$1,772,357			$1,687,355
Net interest income (FTE)		$50,069			$49,475			$46,437
Net yield on interest earning assets (FTE)			2.97%			3.03%			3.00%
(1) Includes taxable AFS securities and equity securities
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by includng the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. The FTE adjustment is based on a federal income tax rate of 21% for 2018 and 34% for 2017 and 2016.
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
All interest income presented in the table below is reported on a FTE basis using a federal income tax rate of 21% for 2018 and 34% for 2017 and 2016. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$3,423	$2,269	$5,692	$4,949	$51	$5,000
Taxable investment securities	(499)	229	(270)	(715)	533	(182)
Nontaxable investment securities	(479)	(1,532)	(2,011)	(139)	(86)	(225)
Fed Funds Sold	—	(5)	(5)	5	—	5
Other	261	64	325	34	35	69
Total changes in interest income	2,706	1,025	3,731	4,134	533	4,667
Changes in interest expense
Interest bearing demand deposits	18	17	35	9	60	69
Savings deposits	15	592	607	42	386	428
Time deposits	281	1,529	1,810	45	431	476
Borrowed funds	(132)	817	685	536	120	656
Total changes in interest expense	182	2,955	3,137	632	997	1,629
Net change in interest margin (FTE)	$2,524	$(1,930)	$594	$3,502	$(464)	$3,038
Our net yield on interest earning assets remained unchanged during most of 2018, improving slightly in the fourth quarter. The continuing flattening of the yield curve and rising deposit rates combined with a high concentration of AFS securities as a percentage of earning assets has also placed pressure on net interest margin.

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2018	September 30 2018	June 30 2018	March 31 2018	December 31 2017
Total earning assets	4.01%	3.94%	3.84%	3.77%	3.86%
Total interest bearing liabilities	1.23%	1.20%	1.08%	0.99%	1.01%
Net yield on interest earning assets (FTE)	3.01%	2.95%	2.95%	2.95%	3.02%

	Quarter to Date Net Interest Income (FTE)
	December 31 2018	September 30 2018	June 30 2018	March 31 2018	December 31 2017
Total interest income (FTE)	$17,005	$16,873	$16,191	$15,631	$15,939
Total interest expense	4,258	4,231	3,741	3,401	3,435
Net interest income (FTE)	$12,747	$12,642	$12,450	$12,230	$12,504

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2018	September 30 2018	June 30 2018	March 31 2018	December 31 2017
Total charge-offs	$253	$179	$566	$103	$401
Total recoveries	186	155	238	219	233
Net loan charge-offs (recoveries)	67	24	328	(116)	168
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	—%	0.03%	(0.01)%	0.02%
Provision for loan losses	$342	$(76)	$328	$384	$168
Provision for loan losses to average loans outstanding	0.03%	(0.01)%	0.03%	0.04%	0.02%
ALLL	$8,375	$8,100	$8,200	$8,200	$7,700
ALLL as a % of loans at end of period	0.74%	0.71%	0.71%	0.75%	0.71%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2018	2017	2016	2015	2014
ALLL at beginning of period	$7,700	$7,400	$7,400	$10,100	$11,500
Charge-offs
Commercial and agricultural	626	265	57	134	590
Residential real estate	151	200	574	397	722
Consumer	324	306	285	373	316
Total charge-offs	1,101	771	916	904	1,628
Recoveries
Commercial and agricultural	328	453	540	549	550
Residential real estate	261	206	287	220	197
Consumer	209	159	224	206	149
Total recoveries	798	818	1,051	975	896
Provision for loan losses	978	253	(135)	(2,771)	(668)
ALLL at end of period	$8,375	$7,700	$7,400	$7,400	$10,100
Net loan charge-offs (recoveries)	$303	$(47)	$(135)	$(71)	$732
Net loan charge-offs (recoveries) to average loans outstanding	0.03%	—%	(0.01)%	(0.01)%	0.09%
ALLL as a% of loans at end of period	0.74%	0.71%	0.73%	0.87%	1.21%

We experienced a higher level of charge-offs in 2018 when compared to 2017 which was significantly related to one borrower and is therefore, not indicative of a trend in charge-off activity. While we have experienced a slight deterioration in credit quality indicators in recent periods, credit quality remains strong. Overall, our level of required reserve is modest due to strong credit quality, low historical loss factors, and a low amount of net charge-offs. The following table illustrates our changes within the two main components of the ALLL as of:

	December 31 2018	September 30 2018	June 30 2018	March 31 2018	December 31 2017
ALLL
Individually evaluated for impairment	$1,938	$2,074	$2,059	$2,503	$2,130
Collectively evaluated for impairment	6,437	6,026	6,141	5,697	5,570
Total	$8,375	$8,100	$8,200	$8,200	$7,700
ALLL to gross loans
Individually evaluated for impairment	0.17%	0.18%	0.18%	0.23%	0.20%
Collectively evaluated for impairment	0.57%	0.53%	0.53%	0.52%	0.51%
Total	0.74%	0.71%	0.71%	0.75%	0.71%
For further discussion of the allocation of the ALLL, see “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Loans Past Due and Loans in Nonaccrual Status
Fluctuations in past due and nonaccrual status loans can have a significant impact on the ALLL. To determine the potential impact and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual status loans. We monitor all loans that are past due and loans in nonaccrual status for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans as of December 31
	2018	2017	2016	2015	2014
Commercial	$2,722	$2,518	$3,347	$1,015	$4,496
Agricultural	5,377	2,367	1,251	1,232	309
Residential real estate	3,208	4,881	2,716	2,520	4,181
Consumer	105	70	115	31	138
Total	$11,412	$9,836	$7,429	$4,798	$9,124
Total past due and nonaccrual loans to gross loans	1.01%	0.90%	0.74%	0.56%	1.09%
Past due and nonaccrual status loans have increased over the last year but continue to be at low levels as a result of strong repayment performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of December 31, 2018 or December 31, 2017.

Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following table provides a roll-forward of TDRs for the years ended December 31, 2017 and 2018:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	20	7,128	8	1,138	28	8,266
Principal advances (payments)	—	(1,501)	—	(127)	—	(1,628)
Loans paid off	(22)	(1,500)	—	—	(22)	(1,500)
Partial charge-offs	—	—	—	(170)	—	(170)
Balances charged-off	(2)	(62)	—	—	(2)	(62)
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	2	126	(2)	(126)	—	—
Transfers to nonaccrual status	(4)	(1,500)	4	1,500	—	—
December 31, 2017	147	23,284	13	2,913	160	26,197
New modifications	27	6,623	18	1,733	45	8,356
Principal advances (payments)	—	(1,456)	—	(714)	—	(2,170)
Loans paid off	(35)	(4,361)	(7)	(819)	(42)	(5,180)
Partial charge-offs	—	—	—	(39)	—	(39)
Balances charged-off	—	—	(1)	(7)	(1)	(7)
Transfers to OREO	—	—	(1)	(206)	(1)	(206)
Transfers to accrual status	1	520	(1)	(520)	—	—
Transfers to nonaccrual status	(7)	(1,210)	7	1,210	—	—
December 31, 2018	133	$23,400	28	$3,551	161	$26,951
The following table summarizes our TDRs as of December 31:

	2018			2017			2016
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,794	$2,673	$24,467	$21,234	$—	$21,234	$17,557	$559	$18,116
Past due 30-59 days	899	—	899	1,778	805	2,583	2,898	230	3,128
Past due 60-89 days	707	—	707	219	708	927	138	—	138
Past due 90 days or more	—	878	878	53	1,400	1,453	—	—	—
Total	$23,400	$3,551	$26,951	$23,284	$2,913	$26,197	$20,593	$789	$21,382

	2015			2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,550	$146	$20,696	$20,012	$272	$20,284
Past due 30-59 days	357	—	357	804	592	1,396
Past due 60-89 days	24	—	24	115	3	118
Past due 90 days or more	—	248	248	—	1,543	1,543
Total	$20,931	$394	$21,325	$20,931	$2,410	$23,341
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2018			2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,507	$6,840	$437	$5,780	$6,082	$626
Commercial other	1,713	1,713	—	2,219	2,219	24
Agricultural real estate	7,452	7,452	112	7,913	7,913	—
Agricultural other	5,288	5,331	—	2,685	2,685	—
Residential real estate senior liens	5,923	6,205	1,181	7,460	7,839	1,406
Residential real estate junior liens	12	12	2	44	44	7
Home equity lines of credit	47	347	—	79	379	—
Consumer secured	9	9	—	17	17	—
Total TDRs	26,951	27,909	1,732	26,197	27,178	2,063
Other impaired loans
Commercial real estate	256	318	—	100	161	—
Commercial other	1,423	1,530	6	—	—	—
Agricultural real estate	557	558	—	—	—	—
Agricultural other	1,001	1,000	20	—	—	—
Residential real estate senior liens	911	1,084	180	356	620	67
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	4,148	4,490	206	456	781	67
Total impaired loans	$31,099	$32,399	$1,938	$26,653	$27,959	$2,130
Additional disclosure related to impaired loans is included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2018	2017	2016	2015	2014
Nonaccrual status loans	$7,260	$3,027	$1,060	$792	$4,044
Accruing loans past due 90 days or more	113	395	633	—	148
Total nonperforming loans	7,373	3,422	1,693	792	4,192
Foreclosed assets	355	291	231	421	885
Total nonperforming assets	$7,728	$3,713	$1,924	$1,213	$5,077
Nonperforming loans as a % of total loans	0.65%	0.31%	0.17%	0.09%	0.50%
Nonperforming assets as a % of total assets	0.42%	0.20%	0.11%	0.07%	0.33%
Typically after a loan is 90 days past due, it is placed in nonaccrual status unless it is well secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While the level of nonperforming loans has increased in recent periods, it remains low in comparison to peer banks.
Included in the nonaccrual loan balances above were loans also classified as TDR as of December 31:

	2018	2017	2016	2015	2014
Commercial and agricultural	$3,551	$2,679	$405	$232	$1,995
Residential real estate	—	234	384	162	262
Consumer	—	—	—	—	153
Total	$3,551	$2,913	$789	$394	$2,410
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL”of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We have identified all impaired loans as of December 31, 2018.
The level of the ALLL is appropriate as of December 31, 2018. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the years ended December 31:

			Change			Change
	2018	2017	$	%	2016	$	%
Service charges and fees	$6,210	$6,013	$197	3.28%	$5,230	$783	14.97%
Earnings on corporate owned life insurance policies	707	726	(19)	(2.62)%	761	(35)	(4.60)%
Net gain on sale of mortgage loans	525	647	(122)	(18.86)%	651	(4)	(0.61)%
Net gains on sale of AFS securities	—	142	(142)	(100.00)%	245	(103)	(42.04)%
Other
Investment and Trust advisory fees	2,836	2,607	229	8.78%	2,705	(98)	(3.62)%
Corporate Settlement Solutions joint venture	274	164	110	67.07%	415	(251)	(60.48)%
Gain on redemption of BOLI policies	—	—	—	—%	469	(469)	N/M
Other	394	513	(119)	(23.20)%	632	(119)	(18.83)%
Total other	3,504	3,284	220	6.70%	4,221	(937)	(22.20)%
Total noninterest income	$10,946	$10,812	$134	1.24%	$11,108	$(296)	(2.66)%
Significant changes in noninterest income are detailed below:

•
Service charges and fees include ATM and debit card fees, NSF and overdraft fees, loan servicing fee income, OMSR income and other deposit account fees. Fluctuations have primarily been attributed to changes in ATM and debit card fees and OMSR income. ATM and debit card fees fluctuate from period-to-period based primarily on usage of ATM and debit cards. We developed initiatives to increase ATM and debit card income in 2018 and expect that fees will continue to increase in 2019 as the usage of ATM and debit cards continues to increase. OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. As such, OMSR income during 2019 could experience fluctuations and may not exceed 2018 OMSR income.

•	Net gain on sale of mortgage loans fluctuates primarily as the result of a change in the amount of loans sold, and the amount of loans sold can fluctuate based on balance sheet management strategy.

•
We are continually analyzing our AFS securities for potential sale opportunities. Securities with unrealized gains and less than desirable yields may be sold for funding and profitability purposes. During 2016 and 2017, we identified several agency securities that were desirable to be sold and recognized gains with these sales. We took this same approach in 2018 but did not identify sale opportunities. We anticipate taking this same approach in 2019.

•
In recent periods, we have invested considerable efforts to increase our market share in Investment and Trust advisory services through marketing efforts and talent acquisition. We anticipate that these fees will increase in 2019 similar to the increase we experienced in 2018.

•
Income from our interest in Corporate Settlement Solutions, a title insurance company, has increased as a result of national sales volume and strong operating expense controls. Income for 2019 is expected to exceed 2018 levels.

•	In 2016, we recognized a $469 gain on the redemption of a bank owned life insurance policy and had no similar redemptions in 2017 and 2018.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2018	2017	$	%	2016	$	%
Compensation and benefits	$22,609	$21,525	$1,084	5.04%	$19,170	$2,355	12.28%
Furniture and equipment	6,182	5,523	659	11.93%	5,275	248	4.70%
Occupancy	3,263	3,133	130	4.15%	3,227	(94)	(2.91)%
Other
Audit, consulting, and legal fees	2,263	2,043	220	10.77%	1,952	91	4.66%
ATM and debit card fees	1,036	1,181	(145)	(12.28)%	887	294	33.15%
Loan underwriting fees	1,016	556	460	82.73%	535	21	3.93%
Director fees	858	856	2	0.23%	851	5	0.59%
FDIC insurance premiums	726	642	84	13.08%	719	(77)	(10.71)%
Donations and community relations	710	657	53	8.07%	582	75	12.89%
Marketing costs	596	568	28	4.93%	586	(18)	(3.07)%
OTTI on AFS securities	—	—	—	N/M	770	(770)	(100.00)%
All other	3,558	3,541	17	0.48%	3,343	198	5.92%
Total other	10,763	10,044	719	7.16%	10,225	(181)	(1.77)%
Total noninterest expenses	$42,817	$40,225	$2,592	6.44%	$37,897	$2,328	6.14%
Significant changes in noninterest expenses are detailed below:

•
Compensation and benefits in 2017 and 2018 exceeded 2016 levels as a result of new positions required for growth within our markets, merit increases, increased service costs related to our defined benefit plan, and additional costs related to compliance requirements. In 2017, benefits expense was partially offset by a settlement with an insurance claim administrator in favor of Isabella Bank. Compensation and benefits expense in 2019 is expected to exceed 2018 levels as a result of merit increases.

•
Furniture and equipment expense consists primarily of depreciation, services contracts and computer expenses. Computer expense increased in 2018 due to data and system upgrades, additional network security costs, and one-time implementation costs. Expenses in 2019 are expected to approximate 2018 levels.

•	Audit, consulting, and legal fees increased in 2018 primarily as a result of one-time charges related to income tax strategies. As a result, fees are expected to approximate 2017 levels in 2019.

•
We developed initiatives to increase ATM and debit card income in 2018 which resulted in increased ATM and debit card expenses. Expenses in 2017 included a one-time early termination fee with a card provider. ATM and debit card expenses are expected to approximate 2018 levels in 2019.

•
Loan underwriting fees increased during 2018 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Expenses in 2019 are not expected to exceed 2018 levels.

•	During the fourth quarter of 2016, we identified an AFS security that was impaired which resulted in an OTTI loss of $770. No such similar OTTI loss occurred in 2017 or 2018.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2018	2017	$	%
ASSETS
Cash and cash equivalents	$73,471	$30,848	$42,623	138.17%
AFS securities
Amortized cost of AFS securities	501,245	547,912	(46,667)	(8.52)%
Unrealized gains (losses) on AFS securities	(6,411)	818	(7,229)	N/M
AFS securities	494,834	548,730	(53,896)	(9.82)%
Equity securities, at fair value	—	3,577	(3,577)	(100.00)%
Mortgage loans AFS	358	1,560	(1,202)	(77.05)%
Loans
Gross loans	1,128,707	1,091,519	37,188	3.41%
Less allowance for loan and lease losses	8,375	7,700	675	8.77%
Net loans	1,120,332	1,083,819	36,513	3.37%
Premises and equipment	27,815	28,450	(635)	(2.23)%
Corporate owned life insurance policies	27,733	27,026	707	2.62%
Accrued interest receivable	6,928	7,063	(135)	(1.91)%
Equity securities without readily determinable fair values	24,948	23,454	1,494	6.37%
Goodwill and other intangible assets	48,451	48,547	(96)	(0.20)%
Other assets	12,437	10,056	2,381	23.68%
TOTAL ASSETS	$1,837,307	$1,813,130	$24,177	1.33%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,292,693	$1,265,258	$27,435	2.17%
Borrowed funds	340,299	344,878	(4,579)	(1.33)%
Accrued interest payable and other liabilities	8,796	8,089	707	8.74%
Total liabilities	1,641,788	1,618,225	23,563	1.46%
Shareholders’ equity	195,519	194,905	614	0.32%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,837,307	$1,813,130	$24,177	1.33%
As shown above, total assets increased $24,177 during 2018 which was primarily driven by loan growth of $37,188. This growth was funded through maturities and the receipt of principal payments in AFS securities as well as growth in deposits. While generating quality loans will continue to be challenging as a result of competition, loan growth is expected in 2019.
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period-to-period. Cash levels were elevated at December 31, 2018 as excess liquidity is expected to be used to pay off maturing long-term borrowings and other short-term liabilities during the first quarter of 2019.
AFS securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and our overall exposure to changes in interest rates. The current flat yield curve encourages using excess liquidity to reduce high-cost borrowings and therefore, AFS securities balances are not expected to rise significantly in the near term.

The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2018	2017	2016	2015	2014
Government sponsored enterprises	$170	$216	$10,259	$24,345	$24,136
States and political subdivisions	190,866	208,474	212,919	232,217	215,345
Auction rate money market preferred	2,554	3,049	2,794	2,866	2,619
Mortgage-backed securities	184,484	208,797	227,256	263,384	166,926
Collateralized mortgage obligations	116,760	128,194	101,443	134,025	152,368
Total	$494,834	$548,730	$554,671	$656,837	$561,394
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, nongovernment agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS investment securities and their weighted average yields as of December 31, 2018. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$170	2.06	$—	—	$—	—	$—	—
States and political subdivisions	23,189	2.96	82,492	3.46	56,842	3.61	28,343	4.04	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	184,484	2.36
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	116,760	2.44
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,554	6.20
Total	$23,189	2.96	$82,662	3.46	$56,842	3.61	$28,343	4.04	$303,798	2.42
Loans
Loans are the largest component of earning assets. The proper management of credit and market risk inherent in the loan portfolio is critical to our financial well-being. To control these risks, we have adopted strict underwriting standards which include lending limits to a single borrower, loan to collateral value limits, and a defined market area. We also monitor and limit loan concentrations to specific industries. We have no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.

The following table presents the composition of the loan portfolio for the years ended December 31:

	2018	2017	2016	2015	2014
Commercial	$659,529	$634,759	$575,664	$448,381	$433,270
Agricultural	127,161	128,269	126,492	115,911	104,721
Residential real estate	275,343	272,368	266,050	251,501	266,155
Consumer	66,674	56,123	42,409	34,699	32,404
Total	$1,128,707	$1,091,519	$1,010,615	$850,492	$836,550
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2018		2017		2016
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$24,770	3.90%	$59,095	10.27%	$127,283	28.39%
Agricultural	(1,108)	(0.86)%	1,777	1.40%	10,581	9.13%
Residential real estate	2,975	1.09%	6,318	2.37%	14,549	5.78%
Consumer	10,551	18.80%	13,714	32.34%	7,710	22.22%
Total	$37,188	3.41%	$80,904	8.01%	$160,123	18.83%
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during 2016 and 2017 and had modest growth in 2018. Growth in 2019 is expected to be consistent with growth during 2018. Despite a decline in agricultural loans, we expect modest change in the agricultural portfolio in 2019. Residential real estate and consumer loans also experienced growth over the last year and are both expected to increase in 2019.

Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting (see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 17 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data).
Other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 15 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2018	2017	2016	2015	2014
Noninterest bearing demand deposits	$236,534	$237,511	$205,071	$191,376	$181,826
Interest bearing demand deposits	235,287	231,666	209,325	212,666	190,984
Savings deposits	387,252	342,815	347,230	337,641	261,412
Certificates of deposit	348,046	331,718	321,914	324,101	339,824
Brokered certificates of deposit	72,229	102,808	88,632	73,815	72,134
Internet certificates of deposit	13,345	18,740	22,868	24,964	28,304
Total	$1,292,693	$1,265,258	$1,195,040	$1,164,563	$1,074,484

The following table presents the change in the deposit categories for the years ended December 31:

	2018		2017		2016
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$(977)	(0.41)%	$32,440	15.82%	$13,695	7.16%
Interest bearing demand deposits	3,621	1.56%	22,341	10.67%	(3,341)	(1.57)%
Savings deposits	44,437	12.96%	(4,415)	(1.27)%	9,589	2.84%
Certificates of deposit	16,328	4.92%	9,804	3.05%	(2,187)	(0.67)%
Brokered certificates of deposit	(30,579)	(29.74)%	14,176	15.99%	14,817	20.07%
Internet certificates of deposit	(5,395)	(28.79)%	(4,128)	(18.05)%	(2,096)	(8.40)%
Total	$27,435	2.17%	$70,218	5.88%	$30,477	2.62%
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits. We've also experienced growth in certificates of deposit in the past two years. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.
The remaining maturity of certificates of deposit of $250 or more as of December 31, 2018 was as follows:

Maturity
Within 3 months	$24,668
Within 3 to 6 months	6,088
Within 6 to 12 months	17,679
Over 12 months	27,493
Total	$75,928
Borrowed Funds
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets.
The following table presents borrowed funds balances for the years ended December 31:

	2018	2017	2016	2015	2014
FHLB advances	$300,000	$290,000	$270,000	$235,000	$192,000
Securities sold under agreements to repurchase without stated maturity dates	40,299	54,878	60,894	70,532	95,070
Securities sold under agreements to repurchase with stated maturity dates	—	—	—	—	439
Federal funds purchased	—	—	6,800	4,200	2,200
Total	$340,299	$344,878	$337,694	$309,732	$289,709
For additional disclosure related to borrowed funds, see “Note 8 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Accrued interest payable and other liabilities
Included in accrued interest payable and other liabilities are obligations related to our defined benefit pension plan and other employee benefits. For more information on the defined benefit pension plan and other employee benefits, see “Note 12 – Benefit Plans” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancellable obligations and future minimum payments as of December 31, 2018:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$859,073	$—	$—	$—	$859,073
Certificates of deposit with stated maturities	232,349	121,087	73,216	6,968	433,620
Total deposits	1,091,422	121,087	73,216	6,968	1,292,693
Borrowed funds
Short-term borrowings	40,299	—	—	—	40,299
Long-term borrowings	100,000	115,000	55,000	30,000	300,000
Total borrowed funds	140,299	115,000	55,000	30,000	340,299
Total contractual obligations	$1,231,721	$236,087	$128,216	$36,968	$1,632,992
We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2018. Commitments to grant loans include residential mortgage loans with the majority committed to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$95,540	$70,701	$24,362	$9,049	$199,652
Commercial and standby letters of credit	1,723	—	—	—	1,723
Commitments to grant loans	13,225	—	—	—	13,225
Total loan commitments	$110,488	$70,701	$24,362	$9,049	$214,600
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 9 – Off-Balance-Sheet Activities, Commitments and Other Matters” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Capital
Capital consists of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 261,693 shares or $6,864 of common stock during 2018, and 220,510 shares or $6,177 of common stock in 2017. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $612 and $640 during 2018 and 2017, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 248,017 shares or $7,007 of common stock during 2018 and 184,286 shares or $5,181 during 2017. As of December 31, 2018, we were authorized to repurchase up to an additional 167,654 shares of common stock.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital conservation buffer. The rules, which are being gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically.

There are no significant regulatory constraints placed on our capital. The FRB’s current minimum primary capital to adjusted assets ratio requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.72% as of December 31, 2018.
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

	2018		2017
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.58%	6.375%	12.23%	5.750%
Tier 1 capital	12.58%	7.875%	12.23%	7.250%
Total Capital	13.26%	9.875%	12.86%	9.250%
At December 31, 2018, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 10 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
For further information regarding fair value measurements, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 17 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $256,583 or 13.97% of assets as of December 31, 2018 as compared to $296,765 or 16.37% as of December 31, 2017. The decrease in primary liquidity is a direct result of our unencumbered AFS securities' maturity and principal payment activity during 2018. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans as collateral. As of December 31, 2018, we had available lines of credit of $150,162.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2018	2017	$ Variance
Net cash provided by (used in) operating activities	$22,010	$19,721	$2,289
Net cash provided by (used in) investing activities	6,470	(81,755)	88,225
Net cash provided by (used in) financing activities	14,143	69,988	(55,845)
Increase (decrease) in cash and cash equivalents	42,623	7,954	34,669
Cash and cash equivalents January 1	30,848	22,894	7,954
Cash and cash equivalents December 31	$73,471	$30,848	$42,623
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
The FRB has adopted a policy requiring us to effectively manage the various risks that can have a material impact on our safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures, and internal controls for measuring and managing these risks. Specifically, our Funds Management policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long-term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to our Board.
The primary technique to measure IRR is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, loan prepayments, and funding sources. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2018, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 and 200 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately change to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of December 31, 2018, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for 12 and 24 months as of:

	December 31, 2018
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.90)%	(2.85)%	1.06%	2.67%	5.15%	6.22%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(6.76)%	(4.04)%	1.83%	3.82%	6.53%	6.54%

	December 31, 2017
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(5.57)%	(2.43)%	2.36%	4.18%	5.99%	7.94%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(5.10)%	(2.29)%	2.61%	4.17%	5.39%	6.09%
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

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2018 and December 31, 2017. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$49,837	$100	$—	$—	$—	$—	$49,937	$49,937
Average interest rates	1.85%	1.72%	—%	—%	—%	—%	1.85%
AFS securities	$84,691	$77,165	$70,081	$70,033	$59,541	$133,323	$494,834	$494,834
Average interest rates	2.49%	2.62%	2.60%	2.43%	2.52%	2.75%	2.59%
Equity securities	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rates	$—	$—	$—	$—	$—	$—	$—
Fixed interest rate loans (1)	$152,336	$118,585	$142,107	$113,587	$119,069	$188,082	$833,766	$792,394
Average interest rates	4.44%	4.37%	4.34%	4.46%	4.49%	4.23%	4.38%
Variable interest rate loans (1)	$70,336	$30,855	$42,968	$22,766	$18,685	$109,331	$294,941	$287,196
Average interest rates	6.14%	5.75%	5.76%	5.22%	5.01%	4.16%	5.16%
Rate sensitive liabilities
Fixed rate borrowed funds	$140,299	$55,000	$50,000	$20,000	$35,000	$30,000	$330,299	$323,903
Average interest rates	1.41%	2.18%	1.91%	1.97%	3.17%	2.36%	1.92%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$9,926
Average interest rates	—%	—%	2.62%	—%	—%	—%	2.62%
Savings and NOW accounts	$55,248	$49,944	$44,783	$40,191	$36,105	$396,268	$622,539	$622,539
Average interest rates	0.52%	0.51%	0.50%	0.50%	0.49%	0.44%	0.46%
Fixed interest rate certificates of deposit	$227,451	$54,051	$65,036	$41,502	$31,714	$6,968	$426,722	$419,116
Average interest rates	1.63%	1.90%	2.09%	1.99%	2.23%	2.14%	1.82%
Variable interest rate certificates of deposit	$4,898	$2,000	$—	$—	$—	$—	$6,898	$6,877
Average interest rates	2.32%	2.61%	—%	—%	—%	—%	2.40%

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$5,481	$—	$100	$—	$—	$—	$5,581	$5,581
Average interest rates	1.65%	—%	0.35%	—%	—%	—%	1.63%
AFS securities	$95,000	$72,551	$71,591	$68,127	$60,607	$180,854	$548,730	$548,730
Average interest rates	2.33%	2.46%	2.59%	2.58%	2.38%	2.56%	2.49%
Equity securities	$—	$—	$—	$—	$—	$3,577	$3,577	$3,577
Average interest rates	—%	—%	—%	—%	—%	4.00%	4.00%
Fixed interest rate loans (1)	$153,100	$118,068	$114,872	$129,992	$116,779	$222,971	$855,782	$825,855
Average interest rates	4.12%	4.34%	4.24%	4.16%	4.34%	4.01%	4.17%
Variable interest rate loans (1)	$70,738	$35,473	$27,164	$25,494	$20,158	$56,710	$235,737	$231,051
Average interest rates	5.48%	4.79%	4.91%	4.43%	4.39%	3.72%	4.68%
Rate sensitive liabilities
Fixed rate borrowed funds	$124,878	$85,000	$35,000	$50,000	$20,000	$20,000	$334,878	$332,146
Average interest rates	1.15%	1.87%	1.80%	1.91%	1.97%	2.54%	1.65%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,943
Average interest rates	—%	—%	—%	1.72%	—%	—%	1.72%
Savings and NOW accounts	$49,140	$44,096	$39,607	$35,611	$32,051	$373,976	$574,481	$574,481
Average interest rates	0.22%	0.22%	0.22%	0.22%	0.21%	0.27%	0.25%
Fixed interest rate certificates of deposit	$188,598	$109,047	$37,604	$50,814	$38,843	$21,840	$446,746	$437,400
Average interest rates	1.05%	1.57%	1.62%	1.76%	1.85%	2.05%	1.42%
Variable interest rate certificates of deposit	$2,414	$4,106	$—	$—	$—	$—	$6,520	$6,492
Average interest rates	1.40%	1.66%	—%	—%	—%	—%	1.56%
 (1) The fair value reported is exclusive of the allocation of the ALLL.

We do not believe there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. We do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term. We do not expect to make material changes to our market risk methods in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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
The interest rate sensitivity information for AFS securities is based on the expected prepayments and call dates versus stated maturities. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $294,941 as of December 31, 2018, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $6,898 that are included in the 0 to 3 month time frame.
The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2018. For purposes of this analysis, nonaccrual loans and the ALLL are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
AFS securities	$16,844	$67,847	$276,820	$133,323
Loans	342,087	97,930	493,348	188,082
Total	$358,931	$165,777	$770,168	$321,405
Interest sensitive liabilities
Borrowed funds	$95,299	$45,000	$170,000	$30,000
Time deposits	85,979	148,370	192,303	6,968
Savings	387,252	—	—	—
NOW	235,287	—	—	—
Total	$803,817	$193,370	$362,303	$36,968
Cumulative repricing gap	$(444,886)	$(472,479)	$(64,614)	$219,823
Cumulative repricing gap as a % of assets	(24.21)%	(25.72)%	(3.52)%	11.96%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2018. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$117,472	$447,279	$221,939	$786,690
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$381,791	$186,836
Variable interest rates		65,488	35,103
Total		$447,279	$221,939

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information presented in the section captioned “Market Risk” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on the following page of this report:

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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2018 and 2017, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
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
Saginaw, Michigan
March 13, 2019

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2018	2017
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$23,534	$25,267
Interest bearing balances due from banks	49,937	5,581
Total cash and cash equivalents	73,471	30,848
AFS securities, at fair value	494,834	548,730
Equity securities, at fair value	—	3,577
Mortgage loans AFS	358	1,560
Loans
Commercial	659,529	634,759
Agricultural	127,161	128,269
Residential real estate	275,343	272,368
Consumer	66,674	56,123
Gross loans	1,128,707	1,091,519
Less allowance for loan and lease losses	8,375	7,700
Net loans	1,120,332	1,083,819
Premises and equipment	27,815	28,450
Corporate owned life insurance policies	27,733	27,026
Accrued interest receivable	6,928	7,063
Equity securities without readily determinable fair values	24,948	23,454
Goodwill and other intangible assets	48,451	48,547
Other assets	12,437	10,056
TOTAL ASSETS	$1,837,307	$1,813,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$236,534	$237,511
NOW accounts	235,287	231,666
Certificates of deposit under $250 and other savings	744,944	728,090
Certificates of deposit over $250	75,928	67,991
Total deposits	1,292,693	1,265,258
Borrowed funds	340,299	344,878
Accrued interest payable and other liabilities	8,796	8,089
Total liabilities	1,641,788	1,618,225
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,870,969 shares (including 16,673 shares held in the Rabbi Trust) in 2018 and 7,857,293 shares (including 31,769 shares held in the Rabbi Trust) in 2017	140,416	140,277
Shares to be issued for deferred compensation obligations	5,431	5,502
Retained earnings	57,357	51,728
Accumulated other comprehensive income (loss)	(7,685)	(2,602)
Total shareholders’ equity	195,519	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,837,307	$1,813,130

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	13,799	(2,999)	10,800
Issuance of common stock	179,903	5,023	—	—	—	5,023
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	573	—	—	573
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(158,701)	(4,440)	—	—	—	(4,440)
Cash dividends paid ($0.98 per common share)	—	—	—	(7,645)	—	(7,645)
Balance, December 31, 2016	7,821,069	139,525	5,038	46,114	(2,778)	187,899
Comprehensive income (loss)	—	—	—	13,237	543	13,780
Reclassification resulting from the enactment of the Tax Act	—	—	—	367	(367)	—
Issuance of common stock	220,510	6,177	—	—	—	6,177
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	640	—	—	640
Common stock purchased for deferred compensation obligations	—	(420)	—	—	—	(420)
Common stock repurchased pursuant to publicly announced repurchase plan	(184,286)	(5,181)	—	—	—	(5,181)
Cash dividends paid ($1.02 per common share)	—	—	—	(7,990)	—	(7,990)
Balance, December 31, 2017	7,857,293	140,277	5,502	51,728	(2,602)	194,905
Comprehensive income (loss)	—	—	—	14,021	(5,306)	8,715
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	261,693	6,864	—	—	—	6,864
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	683	(683)	—	—	—
Share-based payment awards under equity compensation plan	—	—	612	—	—	612
Common stock purchased for deferred compensation obligations	—	(401)	—	—	—	(401)
Common stock repurchased pursuant to publicly announced repurchase plan	(248,017)	(7,007)	—	—	—	(7,007)
Cash dividends paid ($1.04 per common share)	—	—	—	(8,169)	—	(8,169)
Balance, December 31, 2018	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2018	2017	2016
Interest income
Loans, including fees	$49,229	$43,537	$38,537
AFS securities
Taxable	8,239	8,410	8,591
Nontaxable	5,279	5,570	5,715
Federal funds sold and other	1,117	896	823
Total interest income	63,864	58,413	53,666
Interest expense
Deposits	9,261	6,809	5,836
Borrowings	6,370	5,685	5,029
Total interest expense	15,631	12,494	10,865
Net interest income	48,233	45,919	42,801
Provision for loan losses	978	253	(135)
Net interest income after provision for loan losses	47,255	45,666	42,936
Noninterest income
Service charges and fees	6,210	6,013	5,230
Earnings on corporate owned life insurance policies	707	726	761
Net gain on sale of mortgage loans	525	647	651
Net gains on sale of AFS securities	—	142	245
Other	3,504	3,284	4,221
Total noninterest income	10,946	10,812	11,108
Noninterest expenses
Compensation and benefits	22,609	21,525	19,170
Furniture and equipment	6,182	5,523	5,275
Occupancy	3,263	3,133	3,227
Other	10,763	10,044	10,225
Total noninterest expenses	42,817	40,225	37,897
Income before federal income tax expense	15,384	16,253	16,147
Federal income tax expense	1,363	3,016	2,348
NET INCOME	$14,021	$13,237	$13,799
Earnings per common share
Basic	$1.78	$1.69	$1.77
Diluted	$1.74	$1.65	$1.73
Cash dividends per common share	$1.04	$1.02	$0.98
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2018	2017	2016
Net income	$14,021	$13,237	$13,799
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	(7,229)	289	(5,865)
Reclassification adjustment for net realized (gains) losses included in net income	—	(142)	(245)
Reclassification adjustment for impairment loss included in net income	—	—	770
Comprehensive income (loss) before income tax (expense) benefit	(7,229)	147	(5,340)
Tax effect (1)	1,415	89	1,834
Unrealized gains (losses) on AFS securities, net of tax	(5,814)	236	(3,506)
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	33	43	248
Tax effect (1)	(7)	(15)	(84)
Unrealized gains (losses) on derivative instruments, net of tax	26	28	164
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	265	11	282
Reclassification adjustment for net periodic benefit cost included in net income	345	412	238
Net change in unrecognized pension cost	610	423	520
Tax effect (1)	(128)	(144)	(177)
Change in unrealized pension cost, net of tax	482	279	343
Other comprehensive income (loss), net of tax	(5,306)	543	(2,999)
Comprehensive income (loss)	$8,715	$13,780	$10,800

(1)	See “Note 16 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$14,021	$13,237	$13,799
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(144)	40	791
Provision for loan losses	978	253	(135)
Impairment of foreclosed assets	—	2	10
Depreciation	2,940	2,902	2,821
Amortization of OMSR	218	340	394
Amortization of acquisition intangibles	96	119	162
Net amortization of AFS securities	1,873	2,144	2,747
AFS security impairment loss	—	—	770
Net unrealized (gains) losses on equity securities, at fair value	41	—	—
Net (gains) losses on sale of AFS securities	—	(142)	(245)
Net (gains) losses on sale of equity securities, at fair value	(1)	—	—
Net gain on sale of mortgage loans	(525)	(647)	(651)
Increase in cash value of corporate owned life insurance policies	(707)	(726)	(761)
Gains from redemption of corporate owned life insurance policies	—	—	(469)
Share-based payment awards under equity compensation plan	612	640	573
Deferred income tax expense (benefit)	275	2,836	(282)
Origination of loans held-for-sale	(29,242)	(36,276)	(33,089)
Proceeds from loan sales	30,969	37,179	33,111
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	135	(483)	(311)
Other assets	113	800	455
Accrued interest payable and other liabilities	358	(2,497)	550
Net cash provided by (used in) operating activities	22,010	19,721	20,240
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	12,827	35,664
Maturities, calls, and principal payments	80,005	97,617	137,278
Purchases	(35,211)	(106,510)	(79,514)
Sale of equity securities, at fair value	3,537	—	—
Net loan principal (originations) collections	(37,958)	(81,188)	(160,294)
Proceeds from sales of foreclosed assets	403	269	486
Purchases of premises and equipment	(2,305)	(2,038)	(3,804)
Proceeds from redemption of corporate owned life insurance policies	—	—	1,353
Purchases of FHLB Stock	(1,350)	(1,800)	(200)
Funding of low income housing tax credit investments	(651)	(932)	(878)
Net cash provided by (used in) investing activities	6,470	(81,755)	(69,909)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2018	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$27,435	$70,218	$30,477
Net increase (decrease) in borrowed funds	(4,579)	7,184	27,962
Cash dividends paid on common stock	(8,169)	(7,990)	(7,645)
Proceeds from issuance of common stock	6,864	6,177	5,023
Common stock repurchased	(7,007)	(5,181)	(4,440)
Common stock purchased for deferred compensation obligations	(401)	(420)	(383)
Net cash provided by (used in) financing activities	14,143	69,988	50,994
Increase (decrease) in cash and cash equivalents	42,623	7,954	1,325
Cash and cash equivalents at beginning of period	30,848	22,894	21,569
Cash and cash equivalents at end of period	$73,471	$30,848	$22,894
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$15,485	$12,388	$10,836
Income taxes paid	50	3,120	1,415
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$467	$331	$306

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to “the Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
For additional information, see “Note 18 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 30 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, individuals and their families. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates, changes in the local economic environment and changes in regulations.
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
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSR, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.

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
For further discussion of fair value considerations, refer to “Note 17 – Fair Value.”
SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of our activities are conducted with customers located within the central Michigan area. A significant amount of our outstanding loans are secured by commercial and residential real estate. Other than these types of loans, there is no significant concentration to any other industry or any one customer.
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
AFS SECURITIES: Purchases of investment securities are generally classified as AFS. However, we may elect to classify securities as either held to maturity or trading. Securities classified as AFS debt securities are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Included in AFS securities are auction rate money market preferred securities. These investments, for federal income tax purposes, have no federal income tax impact given the nature of the investments. Auction rate money market preferred securities and preferred stocks are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Realized gains and losses on the sale of AFS securities are determined using the specific identification method.
AFS securities are reviewed quarterly for possible OTTI. In determining whether an OTTI exists for debt securities, we assert that: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If these conditions are not met, we recognize an OTTI charge through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in noninterest income. For debt securities that do not meet the above criteria, and we do not expect to recover the security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, we separate the total impairment into the credit risk loss component and the amount of the loss related to market and other risk factors. In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The amount of the total OTTI related to the credit risk is recognized in earnings and is included in noninterest income. The amount of the total OTTI related to other risk factors is recognized as a component of other comprehensive income. For debt securities that have recognized OTTI through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.
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
The accrual of interest on agricultural, commercial and mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed in nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the ALLL. Interest income on loans in nonaccrual status is not recognized until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
ALLOWANCE FOR LOAN AND LEASE LOSSES: The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
We evaluate the ALLL on a regular basis. Our periodic review of the collectability of loans considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The ALLL consists of specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are analyzed for specific allowance allocations, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for current conditions. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance;

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $259,481 and $266,789 with capitalized servicing rights of $2,435 and $2,409 at December 31, 2018 and 2017, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $651, $671, and $696 related to residential mortgage loans serviced for others during 2018, 2017, and 2016, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $355 and $291 as of December 31, 2018 and 2017, respectively, are included in other assets.
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
Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2018	2017
FHLB Stock	$15,050	$13,700
Corporate Settlement Solutions, LLC	7,565	7,421
FRB Stock	1,999	1,999
Other	334	334
Total	$24,948	$23,454
EQUITY COMPENSATION PLAN: At December 31, 2018, the Directors Plan had 220,171 shares eligible to be issued to participants, for which the Rabbi Trust held 16,673 shares. We had 226,909 shares to be issued at December 31, 2017, with 31,769 shares held in the Rabbi Trust. Compensation costs relating to share-based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 12 – Benefit Plans”).

CORPORATE OWNED LIFE INSURANCE: We have purchased life insurance policies on key members of management, partially for the purpose of funding certain post-retirement benefits. In the event of death of one of these individuals, we would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized on the balance sheet date. Increases in cash surrender value in excess of single premiums paid are reported as other noninterest income.
As of December 31, 2018 and 2017, the present value of the post retirement benefits payable by us to the covered insured participants was estimated to be $2,751 and $2,751, respectively, and is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $0, $577, and $(8) for 2018, 2017, and 2016, respectively.
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
OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, we have entered into commitments to extend credit, including commitments under credit card arrangements, commercial lines of credit, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.
REVENUE RECOGNITION: Our revenue is comprised primarily of interest income, service charges and fees, gains on the sale of loans and AFS securities, earnings on corporate owned life insurance policies, and other noninterest income. Other noninterest income is typically service and performance driven in nature and comprised primarily of investment and trust advisory fees. We recognize revenue, excluding interest income, in accordance with ASC 606, Revenue From Contracts with Customers. Revenue is recognized when our performance obligation has been satisfied according to our contractual obligation.
FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liabilities are determined based on the tax effects of the temporary differences between the book and tax basis on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The law established a flat corporate federal statutory income tax rate of 21%. In accordance with ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes was recognized as a component of income tax expense related to continuing operations in the period in which the law was enacted. As such, federal income tax expense for the year ended December 31, 2017 reflects the effect of the tax rate change on net deferred tax assets and liabilities (see “Note 15 – Federal Income Taxes” and “Note 16 – Accumulated Other Comprehensive Income (Loss)”).
We analyze our filing positions in the jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We also treat interest and penalties attributable to income taxes, to the extent they arise, as a component of our noninterest expenses.
DEFINED BENEFIT PENSION PLAN: We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. The service cost component of the defined benefit pension plan is included in “compensation and benefits” on the consolidated statements of income and is funded consistent with the requirements of federal laws and regulations. All other costs related to the defined benefit pension plan are included in “other” noninterest expenses on the consolidated statements of income. The current benefit obligation is included in "accrued interest payable and other liabilities" on the consolidated balance sheets. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as mortality, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes the interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, and amortization of unrecognized net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.
For additional information, see “Note 12 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 14 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2017 and 2016 consolidated financial statements have been reclassified to conform with the 2018 presentation.
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
The new authoritative guidance, as amended, was effective on January 1, 2018. We reviewed our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition were required as a result of this guidance. Implementation of this guidance did not have a significant impact on our operating results for the year ended December 31, 2018.
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
The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2017. As a result of this guidance, the change in the fair value of equity investments has been recorded in net income beginning on January 1, 2018 (see “Note 17 – Fair Value”). Equity securities are now recorded separately from AFS securities at a fair value which approximates an exit price notion. Adoption of this guidance did not have a significant impact on our operations and its future impact will depend on the fair value of these investments, or any securities acquired subsequent to this guidance, at future measurement dates. The disclosures related to equity investment securities reflect a fully retrospective presentation for comparative purposes.
For discussion of the fair value measurement of financial instruments, refer to “Note 17 – Fair Value”.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018. We have reviewed our lease agreements to determine the appropriate treatment under this guidance. These changes will not have a significant impact on our operating results or financial statement disclosures upon adoption.
In July 2018, ASU No. 2018-10 was issued and provided codification improvements for various leasing issues. Also during July 2018, ASU No. 2018-11 was issued for targeted improvements related to the transition of the new guidance. In December

2018, ASU No. 2018-20 was issued and provided narrow-scope improvements for lessors. These updates are effective with the implementation of ASU 2016-02.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and may have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole.
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
In November 2018, ASU No. 2018-19 was issued and provided codification improvements for two issues: transition and effective date for nonpublic business entities and operating lease receivables. The update is effective with the implementation of ASU 2016-13 and is not expected to impact our operating results or financial statement disclosures.
ASU No. 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”
In August 2018, ASU No. 2018-13 was issued and provided an updated framework related to fair value disclosures. For entities required to make disclosures about recurring or nonrecurring fair value measurements, the update provides disclosure modifications which include the removal, modification and addition of specific disclosure requirements.
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
Disclosure additions include 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Clarification items relate to 1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and 2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.
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
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The impact on our operating results and financial statement disclosures as a result of this update will depend upon our arrangements and whether or not they meet the requirement to be capitalized.
ASU No. 2018-16: “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate of Hedge Accounting Purposes”
In October 2018, ASU No. 2018-16 was issued and permits the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.
For entities that have not already adopted ASU No. 2017-12 (“Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”), the amendments in this update are required to be adopted concurrently with the amendments in ASU No. 2017-12. For entities that already have adopted ASU No. 2017-12, the amendments in this update are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The amendments in this update are not expected to have a significant impact on our operating results or financial statement disclosures.

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$172	$—	$2	$170
States and political subdivisions	188,992	2,125	251	190,866
Auction rate money market preferred	3,200	—	646	2,554
Mortgage-backed securities	189,688	76	5,280	184,484
Collateralized mortgage obligations	119,193	71	2,504	116,760
Total	$501,245	$2,272	$8,683	$494,834

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$217	$—	$1	$216
States and political subdivisions	204,131	4,486	143	208,474
Auction rate money market preferred	3,200	—	151	3,049
Mortgage-backed securities	210,757	390	2,350	208,797
Collateralized mortgage obligations	129,607	160	1,573	128,194
Total	$547,912	$5,036	$4,218	$548,730
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2018 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$172	$—	$—	$—	$172
States and political subdivisions	23,151	81,901	55,923	28,017	—	188,992
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	189,688	189,688
Collateralized mortgage obligations	—	—	—	—	119,193	119,193
Total amortized cost	$23,151	$82,073	$55,923	$28,017	$312,081	$501,245
Fair value	$23,189	$82,662	$56,842	$28,343	$303,798	$494,834
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table. There were no sales of AFS securities during 2018.

	2017	2016
Proceeds from sales of AFS securities	$12,827	$35,664
Gross realized gains (losses)	$142	$245
Applicable income tax expense (benefit)	$48	$83

The following information pertains to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$2	$170	$2
States and political subdivisions	83	14,732	168	15,090	251
Auction rate money market preferred	—	—	646	2,554	646
Mortgage-backed securities	896	43,485	4,384	124,253	5,280
Collateralized mortgage obligations	199	21,886	2,305	87,929	2,504
Total	$1,178	$80,103	$7,505	$229,996	$8,683
Number of securities in an unrealized loss position:		66		102	168

	2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1	$216	$—	$—	$1
States and political subdivisions	142	16,139	1	188	143
Auction rate money market preferred	—	—	151	3,049	151
Mortgage-backed securities	454	72,007	1,896	76,065	2,350
Collateralized mortgage obligations	701	76,435	872	25,308	1,573
Total	$1,298	$164,797	$2,920	$104,610	$4,218
Number of securities in an unrealized loss position:		81		24	105
Unrealized losses on our AFS securities portfolio are the result of recent increases in intermediate-term and long-term benchmark interest rates and not credit issues.
As of December 31, 2018 and 2017, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we reduced the carrying value to $230 which required us to recognize an OTTI of $770 in earnings for the year ended December 31, 2016. Based on internal analysis of the bond as of December 31, 2018, a change in the estimated valuation was not deemed necessary and the carrying value of this bond remained at $230.

The following table provides a roll-forward of credit related impairment recorded in earnings for the years ended December 31:

	2018	2017	2016
Balance at beginning of the period	$770	$770	$—
Additions to credit losses for which no previous OTTI was recognized	—	—	770
Reductions for credit losses realized on securities sold during the period	—	—	—
Balance at end of the period	$770	$770	$770
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of December 31, 2018 and 2017, with the exception of the one municipal bond discussed above.
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
The accrual of interest on commercial, agricultural, and residential real estate loans is discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed in nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
When loans are placed in nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports.
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
Appraisals are performed by independent appraisers and reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $1,000 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
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
The ALLL is evaluated on a regular basis for appropriateness. Our periodic review of the collectability of the loans considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(626)	—	(151)	(324)	—	(1,101)
Recoveries	328	—	261	209	—	798
Provision for loan losses	1,155	164	(681)	72	268	978
December 31, 2018	$2,563	$775	$1,992	$857	$2,188	$8,375

	Allowance for Loan Losses
	Year Ended December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(265)	—	(200)	(306)	—	(771)
Recoveries	453	—	206	159	—	818
Provision for loan losses	(296)	(273)	(107)	423	506	253
December 31, 2017	$1,706	$611	$2,563	$900	$1,920	$7,700

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$443	$132	$1,363	$—	$—	$1,938
Collectively evaluated for impairment	2,120	643	629	857	2,188	6,437
Total	$2,563	$775	$1,992	$857	$2,188	$8,375
Loans
Individually evaluated for impairment	$9,899	$14,298	$6,893	$9		$31,099
Collectively evaluated for impairment	649,630	112,863	268,450	66,665		1,097,608
Total	$659,529	$127,161	$275,343	$66,674		$1,128,707

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$650	$—	$1,480	$—	$—	$2,130
Collectively evaluated for impairment	1,056	611	1,083	900	1,920	5,570
Total	$1,706	$611	$2,563	$900	$1,920	$7,700
Loans
Individually evaluated for impairment	$8,099	$10,598	$7,939	$17		$26,653
Collectively evaluated for impairment	626,660	117,671	264,429	56,106		1,064,866
Total	$634,759	$128,269	$272,368	$56,123		$1,091,519

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$21	$31	$—	$52	$51	$28	$79	$131
2 - High quality	4,564	13,473	—	18,037	2,729	613	3,342	21,379
3 - High satisfactory	127,573	43,199	11,793	182,565	18,325	7,039	25,364	207,929
4 - Low satisfactory	344,920	84,634	—	429,554	46,636	19,344	65,980	495,534
5 - Special mention	12,847	5,287	—	18,134	10,520	5,624	16,144	34,278
6 - Substandard	7,428	2,002	—	9,430	6,343	4,960	11,303	20,733
7 - Vulnerable	334	1,423	—	1,757	2,716	2,233	4,949	6,706
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$497,687	$150,049	$11,793	$659,529	$87,320	$39,841	$127,161	$786,690

	2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$24	$316	$—	$340	$—	$34	$34	$374
2 - High quality	8,402	12,262	—	20,664	2,909	1,024	3,933	24,597
3 - High satisfactory	131,826	46,668	12,081	190,575	21,072	8,867	29,939	220,514
4 - Low satisfactory	326,166	75,591	—	401,757	47,835	18,467	66,302	468,059
5 - Special mention	8,986	3,889	—	12,875	10,493	8,546	19,039	31,914
6 - Substandard	5,521	2,298	—	7,819	4,325	2,747	7,072	14,891
7 - Vulnerable	729	—	—	729	1,531	419	1,950	2,679
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$481,654	$141,024	$12,081	$634,759	$88,165	$40,104	$128,269	$763,028
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
6. SUBSTANDARD – Classified
Credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. There is a distinct possibility we will implement collection procedures if the loan deficiencies are not corrected. Any commercial loan placed in nonaccrual status will be rated "7" or worse. In addition, the following characteristics may apply:

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
7. VULNERABLE – Classified
Credit is considered “Substandard” and warrants placing in nonaccrual status. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$60	$—	$—	$334	$394	$497,293	$497,687
Commercial other	277	628	—	1,423	2,328	147,721	150,049
Advances to mortgage brokers	—	—	—	—	—	11,793	11,793
Total commercial	337	628	—	1,757	2,722	656,807	659,529
Agricultural
Agricultural real estate	428	—	—	2,716	3,144	84,176	87,320
Agricultural other	—	—	—	2,233	2,233	37,608	39,841
Total agricultural	428	—	—	4,949	5,377	121,784	127,161
Residential real estate
Senior liens	2,254	203	113	554	3,124	233,438	236,562
Junior liens	2	6	—	—	8	6,001	6,009
Home equity lines of credit	76	—	—	—	76	32,696	32,772
Total residential real estate	2,332	209	113	554	3,208	272,135	275,343
Consumer
Secured	95	—	—	—	95	62,721	62,816
Unsecured	10	—	—	—	10	3,848	3,858
Total consumer	105	—	—	—	105	66,569	66,674
Total	$3,202	$837	$113	$7,260	$11,412	$1,117,295	$1,128,707

	2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$295	$325	$54	$729	$1,403	$480,251	$481,654
Commercial other	1,069	28	18	—	1,115	139,909	141,024
Advances to mortgage brokers	—	—	—	—	—	12,081	12,081
Total commercial	1,364	353	72	729	2,518	632,241	634,759
Agricultural
Agricultural real estate	84	190	—	1,531	1,805	86,360	88,165
Agricultural other	39	—	104	419	562	39,542	40,104
Total agricultural	123	190	104	1,950	2,367	125,902	128,269
Residential real estate
Senior liens	3,718	234	132	325	4,409	225,007	229,416
Junior liens	69	10	—	23	102	6,812	6,914
Home equity lines of credit	293	—	77	—	370	35,668	36,038
Total residential real estate	4,080	244	209	348	4,881	267,487	272,368
Consumer
Secured	37	10	10	—	57	52,005	52,062
Unsecured	13	—	—	—	13	4,048	4,061
Total consumer	50	10	10	—	70	56,053	56,123
Total	$5,617	$797	$395	$3,027	$9,836	$1,081,683	$1,091,519
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Large groups of smaller-balance, homogeneous residential real estate and consumer loans are collectively evaluated for impairment by comparing the loan’s unpaid principal balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$3,969	$4,211	$437	$4,589	$129
Commercial other	12	12	6	1,040	55
Agricultural real estate	392	392	112	606	50
Agricultural other	44	44	20	168	46
Residential real estate senior liens	6,834	7,289	1,361	7,545	126
Residential real estate junior liens	12	12	2	25	—
Home equity lines of credit	—	—	—	—	—
Total impaired loans with a valuation allowance	11,263	11,960	1,938	13,973	406
Impaired loans without a valuation allowance
Commercial real estate	2,794	2,947		2,728	74
Commercial other	3,124	3,231		1,533	43
Agricultural real estate	7,618	7,618		7,559	585
Agricultural other	6,244	6,287		4,636	279
Home equity lines of credit	47	347		64	5
Consumer secured	9	9		12	—
Total impaired loans without a valuation allowance	19,836	20,439		16,532	986
Impaired loans
Commercial	9,899	10,401	443	9,890	301
Agricultural	14,298	14,341	132	12,969	960
Residential real estate	6,893	7,648	1,363	7,634	131
Consumer	9	9	—	12	—
Total impaired loans	$31,099	$32,399	$1,938	$30,505	$1,392

	2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,089	$4,378	$626	$4,608	$277
Commercial other	995	995	24	1,427	93
Agricultural real estate	—	—	—	—	—
Agricultural other	—	—	—	17	—
Residential real estate senior liens	7,816	8,459	1,473	8,296	323
Residential real estate junior liens	44	44	7	71	2
Home equity lines of credit	—	—	—	23	—
Total impaired loans with a valuation allowance	12,944	13,876	2,130	14,442	695
Impaired loans without a valuation allowance
Commercial real estate	1,791	1,865		1,585	111
Commercial other	1,224	1,224		246	23
Agricultural real estate	7,913	7,913		6,421	307
Agricultural other	2,685	2,685		2,494	126
Home equity lines of credit	79	379		106	19
Consumer secured	17	17		21	—
Total impaired loans without a valuation allowance	13,709	14,083		10,873	586
Impaired loans
Commercial	8,099	8,462	650	7,866	504
Agricultural	10,598	10,598	—	8,932	433
Residential real estate	7,939	8,882	1,480	8,496	344
Consumer	17	17	—	21	—
Total impaired loans	$26,653	$27,959	$2,130	$25,315	$1,281
We had committed to advance $542 and $472 in connection with impaired loans, which includes TDRs, as of December 31, 2018 and 2017, respectively.
Troubled Debt Restructurings
A loan modification is considered to be a TDR when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Agreeing to an interest only payment structure and delaying principal payments.

4.	Forgiving principal.

5.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession is not granted.

3.	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$1,360	$1,360	6	$1,702	$1,702
Agricultural other	31	6,318	6,295	15	6,092	6,092
Residential real estate
Senior liens	10	701	701	6	464	464
Junior liens	—	—	—	1	8	8
Total residential real estate	10	701	701	7	472	472
Total	45	$8,379	$8,356	28	$8,266	$8,266
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$174	3	$1,186	—	$—	6	$1,702
Agricultural other	18	2,625	13	3,693	11	1,972	4	4,120
Residential real estate
Senior liens	3	203	7	498	—	—	6	464
Junior liens	—	—	—	—	1	8	—	—
Total residential real estate	3	203	7	498	1	8	6	464
Total	22	$3,002	23	$5,377	12	$1,980	16	$6,286
We did not restructure any loans by forgiving principal or accrued interest during 2018 or 2017.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2018 and 2017, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2018	2017
TDRs	$26,951	$26,197

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2018	2017
Land	$6,336	$6,336
Buildings and improvements	30,100	29,661
Furniture and equipment	34,825	33,466
Total	71,261	69,463
Less: accumulated depreciation	43,446	41,013
Premises and equipment, net	$27,815	$28,450
Depreciation expense amounted to $2,940, $2,902, and $2,821 in 2018, 2017, and 2016, respectively.
Note 6 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2018 and 2017.
Identifiable intangible assets were as follows as of December 31:

	2018
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,410	$169

	2017
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,314	$265
Amortization expense associated with identifiable intangible assets was $96, $119, and $162 in 2018, 2017, and 2016, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2018, and thereafter is as follows:

Estimated Amortization Expense
2019	$71
2020	48
2021	29
2022	15
2023	2
Thereafter	4
Total	$169

Note 7 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2019	$232,349
2020	56,051
2021	65,036
2022	41,502
2023	31,714
Thereafter	6,968
Total	$433,620
Interest expense on time deposits greater than $250 was $1,280 in 2018, $825 in 2017 and $678 in 2016.
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2018		2017
	Amount	Rate	Amount	Rate
FHLB advances	$300,000	2.20%	$290,000	1.94%
Securities sold under agreements to repurchase without stated maturity dates	40,299	0.11%	54,878	0.12%
Total	$340,299	1.95%	$344,878	1.65%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2018		2017
	Amount	Rate	Amount	Rate
Fixed rate due 2018	$—	—%	$70,000	1.96%
Fixed rate due 2019	100,000	1.94%	85,000	1.87%
Fixed rate due 2020	55,000	2.18%	35,000	1.80%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.93%	10,000	1.72%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	35,000	3.17%	10,000	3.90%
Fixed rate due 2024	20,000	2.96%	—	—%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$300,000	2.20%	$290,000	1.94%
(1) Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $40,316 and $54,898 at December 31, 2018 and 2017, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following tables provide a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount advances at December 31:

	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$63,133	$38,036	0.10%	$58,464	$55,206	0.13%
Federal funds purchased	16,200	3,741	1.78%	5,965	2,726	1.15%
FRB Discount Window	—	—	—%	—	43	1.54%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2018	2017
Pledged to secure borrowed funds	$431,430	$410,988
Pledged to secure repurchase agreements	40,316	54,898
Pledged for public deposits and for other purposes necessary or required by law	58,107	27,976
Total	$529,853	$493,862
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2018	2017
States and political subdivisions	$23,268	$7,332
Mortgage-backed securities	10,736	13,199
Collateralized mortgage obligations	6,312	34,367
Total	$40,316	$54,898
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities available to pledge to satisfy required collateral.
As of December 31, 2018, we had the ability to borrow up to an additional $150,162, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of December 31:

	2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.3	$10,000	Other Assets	$323

	2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.3	$10,000	Other Assets	$291
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
Note 9 – Off-Balance-Sheet Activities, Commitments and Other Matters
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2018	2017
Unfunded commitments under lines of credit	$199,652	$184,317
Commercial and standby letters of credit	1,723	1,622
Commitments to grant loans	13,225	24,782
Total	$214,600	$210,721
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $1,088 and $805 at December 31, 2018 and 2017, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,089 and $1,843 at December 31, 2018 and 2017, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Banking regulations require us to maintain cash reserve balances in currency or deposits with the FRB. At December 31, 2018 and 2017, the reserve balances amounted to $1,220 and $1,458, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2018, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2019, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $18,900.

Note 10 – Minimum Regulatory Capital Requirements
The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the FRB and the FDIC that, if undertaken, could have a material effect on our financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that include quantitative measures of assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. Our capital amounts and classifications are also subject to qualitative judgments by the FRB and the FDIC about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2018 and 2017, that we met all capital adequacy requirements.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which are being gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically.
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
As of December 31, 2018 and 2017, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$143,429	11.75%	$48,832	6.375%	$73,248	6.50%
Consolidated	154,705	12.58%	49,212	6.375%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	143,429	11.75%	48,832	7.875%	73,248	8.00%
Consolidated	154,705	12.58%	49,212	7.875%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	151,804	12.43%	97,664	9.875%	122,080	10.00%
Consolidated	163,080	13.26%	98,423	9.875%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	143,429	8.07%	71,085	4.00%	88,856	5.00%
Consolidated	154,705	8.72%	70,996	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$139,897	11.56%	$48,404	5.750%	$72,605	6.50%
Consolidated	149,013	12.23%	48,744	5.750%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	139,897	11.56%	48,404	7.250%	72,605	8.00%
Consolidated	149,013	12.23%	48,744	7.250%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	147,597	12.20%	96,807	9.250%	121,009	10.00%
Consolidated	156,713	12.86%	97,488	9.250%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	139,897	8.07%	69,373	4.000%	86,717	5.00%
Consolidated	149,013	8.54%	69,827	4.000%	N/A	N/A
Note 11 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, see "Note 12 – Benefit Plans."
Earnings per common share have been computed based on the following:

	2018	2017	2016
Average number of common shares outstanding for basic calculation	7,872,077	7,841,451	7,813,739
Average potential effect of common shares in the Directors Plan (1)	200,771	192,286	185,611
Average number of common shares outstanding used to calculate diluted earnings per common share	8,072,848	8,033,737	7,999,350
Net income	$14,021	$13,237	$13,799
Earnings per common share
Basic	$1.78	$1.69	$1.77
Diluted	$1.74	$1.65	$1.73
(1) Exclusive of shares held in the Rabbi Trust

Note 12 – Benefit Plans
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
For 2018, 2017 and 2016, expenses attributable to the Plan were $743, $713, and $686, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2018	2017
Change in benefit obligation
Benefit obligation, January 1	$11,381	$11,448
Interest cost	388	444
Actuarial (gain) loss	(1,194)	578
Benefits paid, including plan expenses	(1,163)	(1,089)
Benefit obligation, December 31	9,412	11,381
Change in plan assets
Fair value of plan assets, January 1	9,469	9,325
Investment (loss) return	(541)	1,033
Contributions	—	200
Benefits paid, including plan expenses	(1,163)	(1,089)
Fair value of plan assets, December 31	7,765	9,469
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(1,647)	$(1,912)

	2018	2017
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(1,912)	$(2,123)
Contributions	—	200
Net periodic benefit cost	(345)	(412)
Net change in unrecognized actuarial loss and prior service cost	610	423
Accrued pension benefit cost at December 31	$(1,647)	$(1,912)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).

The components of net periodic benefit cost are as follows for the years ended December 31:

	2018	2017	2016
Interest cost on benefit obligation	$388	$444	$485
Expected return on plan assets	(554)	(546)	(560)
Amortization of unrecognized actuarial net loss	242	279	313
Settlement loss	269	235	—
Net periodic benefit cost	$345	$412	$238
During 2018, 2017 and 2016, additional settlement losses of $269, $235 and $0 were recognized in connection with lump-sum benefit distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2018 includes net unrecognized pension costs before income taxes of $3,470, of which $140 is expected to be amortized into benefit cost during 2019.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2018	2017	2016
Discount rate	4.11%	3.48%	3.96%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2018	2017	2016
Discount rate	3.48%	3.96%	4.13%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
As a result of the curtailment of the Plan, there is no rate of compensation increase considered in the above assumptions.
The expected long-term rate of return is an estimate of anticipated future long-term rates of return on plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:

•	Historical long-term rates of return for broad asset classes.

•	Actual past rates of return achieved by the plan.

•	The general mix of assets held by the plan.

•	The stated investment policy for the plan.
The selected rate of return is net of anticipated investment related expenses.
Pension Plan Assets
Our overall investment strategy is to moderately grow the portfolio by investing 50% of the portfolio in equity securities and 50% in fixed income securities. This strategy is designed to generate a long-term rate of return of 6.00%.  Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index.  Fixed income securities are invested in the Bond Market Index.  The Plan has appropriate assets invested in short-term investments to meet near term benefit payments.
The asset mix and the sector weighting of the investments are determined by our pension committee, which is comprised of members of our management. To manage the Plan, we retain a third party investment advisor to conduct consultations. We review the performance of the advisor at least annually.

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2018		2017
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$98	$98	$300	$300
Common collective trusts
Fixed income	2,924	2,924	3,815	3,815
Equity investments	4,743	4,743	5,354	5,354
Total	$7,765	$7,765	$9,469	$9,469
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017:

•	Short-term investments: Shares of a money market portfolio valued at amortized cost, which approximates fair value.

•
Common collective trusts: These investments are public investment securities valued using the NAV provided by a third party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.

We anticipate contributions to the Plan in 2019 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2019
Interest cost on projected benefit obligation	$378
Expected return on plan assets	(452)
Amortization of unrecognized actuarial net loss	214
Net periodic benefit cost	$140
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2019	$450
2020	486
2021	479
2022	481
2023	481
2024 - 2028	2,540
Directors Plan
Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Dividend Reinvestment Plan. Deferred fees, under the Directors Plan, are converted on a quarterly basis into stock units of our common stock based on the fair value of a share of our common stock as of the relevant valuation date. Stock units credited to a participant’s account are eligible for stock and cash dividends as declared. Dividend Reinvestment Plan shares are purchased pursuant to the Dividend Reinvestment Plan.
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
We maintain the Rabbi Trust to fund the Directors Plan. The Rabbi Trust is an irrevocable grantor trust to which we may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although we may not reach the assets of the Rabbi Trust for any purpose other than meeting our obligations under the Directors Plan, the assets of the Rabbi Trust remain subject to the claims of our creditors and are included in the consolidated financial statements. We may contribute cash or common stock to the Rabbi Trust from time-to-time for the sole purpose of funding the Directors Plan. The Rabbi Trust will use any cash that we contributed to purchase shares of our common stock on the open market through our Investment and Trust Services department. Shares held in the Rabbi Trust are included in the calculation of earnings per share.
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2018		2017
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	203,498	$4,591	195,140	$5,513
Shares held in Rabbi Trust	16,673	376	31,769	897
Total	220,171	$4,967	226,909	$6,410
Stock Award Incentive Plan
We maintain an equity incentive plan for the purpose of promoting growth and profitability, as well as attracting and retaining executive officers of outstanding competence, through ownership of equity. Stock may be granted to specified individuals subject to certain conditions, and transfer of shares granted under the plan is restricted. Expenses related to this plan for 2018, 2017 and 2016 were $45, $38, and $70, respectively.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2018, 2017 and 2016 were $356, $473, and $440, respectively. Expenses are recognized over the participants’ expected years of service.
We maintained a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan were discretionary and were approved by the Board of Directors and recorded as compensation expense. We made no contributions to the ESOP in 2018, 2017 and 2016. Compensation costs related to the plan for 2018, 2017 and 2016 were $21, $23, and $33, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2018, 2017, and 2016 were 0, 166,833, and 204,669, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years. On December 21, 2016, the Board approved the termination of the ESOP effective December 31, 2016. Actual dissolution of the ESOP occurred in 2018.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,695 in 2018, $2,324 in 2017 and $2,150 in 2016.
Note 13 – Revenue
Our revenue is comprised primarily of interest income, service charges and fees, gains on the sale of loans and AFS securities, earnings on corporate owned life insurance policies, and other noninterest income. Other noninterest income is typically service and performance driven in nature and comprised primarily of investment and trust advisory fees. We recognize revenue, excluding interest income, in accordance with ASC 606, Revenue From Contracts with Customers. Revenue is recognized when our performance obligation has been satisfied according to our contractual obligation.
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2018, 2017 and 2016 we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2018, 2017 and 2016.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2018	2017	2016
Debit card income	$2,487	$2,435	$2,131
Trust service fees	2,134	1,928	2,089
Investment advisory fees	702	679	616
Service charges and fees related to deposit accounts	332	343	349
Total	$5,655	$5,385	$5,185
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
Note 14 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2018	2017	2016
Audit, consulting, and legal fees	$2,263	$2,043	$1,952
ATM and debit card fees	1,036	1,181	887
Loan underwriting fees	1,016	556	535
Director fees	858	856	851
FDIC insurance premiums	726	642	719
Donations and community relations	710	657	582
Marketing costs	596	568	586
OTTI on AFS securities	—	—	770
All other	3,558	3,541	3,343
Total other	$10,763	$10,044	$10,225
Note 15 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2018	2017	2016
Currently payable	$1,088	$180	$2,630
Deferred expense (benefit)	275	2,836	(282)
Income tax expense	$1,363	$3,016	$2,348

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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The law established a flat corporate federal statutory income tax rate of 21% and eliminated the corporate alternative minimum tax which can be carried forward and used to reduce future income tax. The tax law provided for a wide array of changes, only some of which had a direct impact on our federal income tax expense. Some of these changes included, but are not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
In accordance with ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes are recognized as a component of income tax expense related to continuing operations in the period in which the law was enacted. As such, federal income tax expense for the year ended December 31, 2017 reflects the effect of the tax rate change on net deferred tax assets and liabilities. This requirement also applies to items initially recognized in other comprehensive income. In January 2018,

FASB issued ASU 2018-02 which allowed for the "stranded" tax effects in AOCI to be reclassified to retained earnings rather than income tax expense. We early adopted this guidance and applied this accounting alternative in our consolidated statements of changes in shareholders equity as of December 31, 2017.
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the year ended December 31:

	2018	2017	2016
Income taxes at statutory rate (21% in 2018 and 34% in 2017 and 2016)	$3,231	$5,526	$5,490
Effect of nontaxable income
Interest income on tax exempt municipal securities	(1,106)	(1,889)	(1,938)
Earnings on corporate owned life insurance policies	(148)	(247)	(419)
Deferred tax adjustment resulting from the statutory rate reduction pursuant to the Tax Act	—	319	—
Other	231	34	(154)
Total effect of nontaxable income	(1,023)	(1,783)	(2,511)
Effect of nondeductible expenses	113	149	143
Effect of tax credits	(958)	(876)	(774)
Federal income tax expense	$1,363	$3,016	$2,348
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, measured at the 21% statutory rate, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2018	2017
Deferred tax assets
Allowance for loan losses	$1,304	$1,076
Deferred directors’ fees	1,667	1,758
Employee benefit plans	81	70
Core deposit premium and acquisition expenses	752	733
Net unrecognized actuarial losses on pension plan	729	857
Net unrealized losses on available-for-sale securities	1,211	—
Life insurance death benefit payable	497	497
Alternative minimum tax	710	1,463
Other	716	607
Total deferred tax assets	7,667	7,061
Deferred tax liabilities
Prepaid pension cost	383	455
Premises and equipment	1,548	1,728
Accretion on securities	41	40
Core deposit premium and acquisition expenses	946	909
Net unrealized gains on available-for-sale securities	—	204
Net unrealized gains on derivative instruments	68	61
Other	1,696	1,684
Total deferred tax liabilities	4,682	5,081
Net deferred tax assets	$2,985	$1,980
We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2015. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2018 and 2017 and we are not aware of any claims for such amounts by federal income tax authorities.
Note 16 – Accumulated Other Comprehensive Income (Loss)
AOCI includes net income as well as unrealized gains and losses, net of tax, on AFS securities and derivative instruments, as well as changes in the funded status of our defined benefit pension plan. Unrealized gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the consolidated statements of comprehensive income.
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2016, 2017 and 2018 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2016	$3,536	$—	$(3,315)	$221
OCI before reclassifications	(5,865)	248	282	(5,335)
Amounts reclassified from AOCI	525	—	238	763
Subtotal	(5,340)	248	520	(4,572)
Tax effect	1,834	(84)	(177)	1,573
OCI, net of tax	(3,506)	164	343	(2,999)
Balance, December 31, 2016	30	164	(2,972)	(2,778)
OCI before reclassifications	289	43	11	343
Amounts reclassified from AOCI	(142)	—	412	270
Subtotal	147	43	423	613
Tax effect	89	(15)	(144)	(70)
OCI, net of tax	236	28	279	543
One-time non-cash tax rate adjustment due to the Tax Act	125	38	(530)	(367)
Balance, December 31, 2017	391	230	(3,223)	(2,602)
OCI before reclassifications	(7,229)	33	265	(6,931)
Amounts reclassified from AOCI	—	—	345	345
Subtotal	(7,229)	33	610	(6,586)
Tax effect	1,415	(7)	(128)	1,280
OCI, net of tax	(5,814)	26	482	(5,306)
Adoption of ASU 2016-01	223	—	—	223
Balance, December 31, 2018	$(5,200)	$256	$(2,741)	$(7,685)
Included in OCI for the year ended December 31, 2018 are changes in unrealized holding gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized holding gains or losses given the nature of the investments.
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

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2018			2017			2016
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$(495)	$(6,734)	$(7,229)	$407	$(118)	$289	$54	$(5,919)	$(5,865)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(142)	(142)	—	(245)	(245)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	—	—	—	770	770
Net unrealized gains (losses)	(495)	(6,734)	(7,229)	407	(260)	147	54	(5,394)	(5,340)
Tax effect (1)	—	1,415	1,415	—	89	89	—	1,834	1,834
Unrealized gains (losses), net of tax	$(495)	$(5,319)	$(5,814)	$407	$(171)	$236	$54	$(3,560)	$(3,506)
(1) Calculations are based on a federal income tax rate of 21% in 2018 and 34% in 2017 and 2016.
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2018	2017	2016
Unrealized holding gains (losses) on AFS securities
	$—	$142	$245	Net gains on sale of AFS securities
	—	—	(770)	Other noninterest expenses
	—	142	(525)	Income before federal income tax expense
	—	48	(179)	Federal income tax expense (benefit) (1)
	$—	$94	$(346)	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$345	$412	$238	Other noninterest expenses
	72	140	81	Federal income tax expense (1)
	$273	$272	$157	Net income
(1) Calculations are based on a federal income tax rate of 21% in 2018 and 34% in 2017 and 2016.

Note 17 – Fair Value
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

The following tables list the quantitative fair value information about impaired loans as of:

	December 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$20,045	Livestock	30%
		Other inventory	45% - 50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	December 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$15,956	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
Collateral discount rates may have ranges to accommodate differences in the age of the independent appraisal, broker price opinion, or internal evaluation.
Derivative instruments: Derivative instruments, consisting solely of interest rate swaps, are recorded at fair value on a recurring basis. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on our Consolidated Balance Sheets with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. The fair value of a derivative is determined by quoted market prices and model-based valuation techniques. As such, we classify derivative instruments as Level 2.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$73,471	$73,471	$73,471	$—	$—
Mortgage loans AFS	358	365	—	365	—
Gross loans	1,128,707	1,099,645	—	—	1,099,645
Less allowance for loan and lease losses	8,375	8,375	—	—	8,375
Net loans	1,120,332	1,091,270	—	—	1,091,270
Accrued interest receivable	6,928	6,928	6,928	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,434	2,602	—	2,602	—
LIABILITIES
Deposits without stated maturities	859,073	859,073	859,073	—	—
Deposits with stated maturities	433,620	425,993	—	425,993	—
Borrowed funds	340,299	333,829	—	333,829	—
Accrued interest payable	826	826	826	—	—

	2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$30,848	$30,848	$30,848	$—	$—
Mortgage loans AFS	1,560	1,587	—	1,587	—
Gross loans	1,091,519	1,056,906	—	—	1,056,906
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,083,819	1,049,206	—	—	1,049,206
Accrued interest receivable	7,063	7,063	7,063	—	—
Equity securities without readily determinable fair values (1)	23,454	N/A	—	—	—
OMSR	2,409	2,409	—	2,409	—
LIABILITIES
Deposits without stated maturities	811,992	811,992	811,992	—	—
Deposits with stated maturities	453,266	443,892	—	443,892	—
Borrowed funds	344,878	342,089	—	342,089	—
Accrued interest payable	680	680	680	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2018				2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$170	$—	$170	$—	$216	$—	$216	$—
States and political subdivisions	190,866	—	190,866	—	208,474	—	208,474	—
Auction rate money market preferred	2,554	—	2,554	—	3,049	—	3,049	—
Mortgage-backed securities	184,484	—	184,484	—	208,797	—	208,797	—
Collateralized mortgage obligations	116,760	—	116,760	—	128,194	—	128,194	—
Total AFS securities	494,834	—	494,834	—	548,730	—	548,730	—
Equity securities	—	—	—	—	3,577	3,577	—	—
Derivative instruments	323	—	323	—	291	—	291	—
Nonrecurring items
Impaired loans (net of the ALLL)	20,045	—	—	20,045	15,956	—	—	15,956
Total	$515,202	$—	$495,157	$20,045	$568,554	$3,577	$549,021	$15,956
Percent of assets and liabilities measured at fair value		—%	96.11%	3.89%		0.63%	96.56%	2.81%
Equity securities are recorded at fair value with changes in fair value recognized through earnings on a recurring basis. For the year ended December 31, 2018, we recorded a loss of $41 through earnings. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2018.
Note 18 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2018	2017
Balance, January 1	$4,335	$3,946
New loans	1,184	3,895
Repayments	(2,176)	(3,506)
Balance, December 31	$3,343	$4,335
Total deposits of these principal officers and directors and their affiliates amounted to $5,029 and $5,671 at December 31, 2018 and 2017, respectively. In addition, the ESOP held deposits with the Bank aggregating $266 at December 31, 2017. No deposits were held as of December 31, 2018 due to the dissolution of the ESOP during 2018.
From time-to-time, we make charitable donations to The Isabella Bank Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we serve. Our donations are expensed when committed to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 shares of our common stock as of December 31, 2018 and 2017, respectively. Such shares are included in the computation of dividends and earnings per share.

We did not make donations to the Foundation for the years ended December 31, 2018, 2017 and 2016. The following table displays total asset balances of the Foundation as of December 31:

	2018	2017	2016
Total assets	$1,731	$2,162	$2,213
Note 19 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2018, 2017, and 2016 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 20 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2018	2017
ASSETS
Cash on deposit at the Bank	$2,499	$185
Investments in subsidiaries	143,942	145,962
Premises and equipment	1,912	1,950
Other assets	51,674	52,253
TOTAL ASSETS	$200,027	$200,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$4,508	$5,445
Shareholders' equity	195,519	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$200,027	$200,350
Condensed Statements of Income

	Year Ended December 31
	2018	2017	2016
Income
Dividends from subsidiaries	$13,100	$9,600	$7,400
Interest income	1	2	14
Management fee and other	3,030	6,463	6,574
Total income	16,131	16,065	13,988
Expenses
Compensation and benefits	4,132	5,196	4,898
Occupancy and equipment	513	1,779	1,696
Audit and related fees	368	527	536
Other	1,615	2,566	2,120
Total expenses	6,628	10,068	9,250
Income before income tax benefit and equity in undistributed earnings of subsidiaries	9,503	5,997	4,738
Federal income tax benefit	749	91	1,058
Income before equity in undistributed earnings of subsidiaries	10,252	6,088	5,796
Undistributed earnings of subsidiaries	3,769	7,149	8,003
Net income	$14,021	$13,237	$13,799

Condensed Statements of Cash Flows

	Year Ended December 31
	2018	2017	2016
Operating activities
Net income	$14,021	$13,237	$13,799
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(3,769)	(7,149)	(8,003)
Undistributed earnings of equity securities without readily determinable fair values	(144)	40	791
Share-based payment awards under equity compensation plan	612	640	573
Depreciation	134	154	156
Deferred income tax expense (benefit)	(31)	792	147
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,237	42	(44)
Accrued interest and other liabilities	(937)	(1,590)	(2,669)
Net cash provided by (used in) operating activities	11,123	6,166	4,750
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	249	—
Sales (purchases) of premises and equipment	(96)	(113)	(133)
Net cash provided by (used in) investing activities	(96)	136	(133)
Financing activities
Net increase (decrease) in borrowed funds	—	—	—
Cash dividends paid on common stock	(8,169)	(7,990)	(7,645)
Proceeds from the issuance of common stock	6,864	6,177	5,023
Common stock repurchased	(7,007)	(5,181)	(4,440)
Common stock purchased for deferred compensation obligations	(401)	(420)	(383)
Net cash provided by (used in) financing activities	(8,713)	(7,414)	(7,445)
Increase (decrease) in cash and cash equivalents	2,314	(1,112)	(2,828)
Cash and cash equivalents at beginning of period	185	1,297	4,125
Cash and cash equivalents at end of period	$2,499	$185	$1,297

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2018.
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
Based upon these criteria, we believe that, as of December 31, 2018, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2018 consolidated financial statements and our internal control over financial reporting as of December 31, 2018. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2018 consolidated financial statements as a result of the integrated audit and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2018.
Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
March 13, 2019

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 13, 2019
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2019 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	203,498	(3)	—	(5)	—	(6)
Stock Award Incentive Plan (2)	4,122	(4)	—	(5)	—	(6)
Total	207,620
(1) Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Dividend Reinvestment Plan. Deferred fees, under the Directors Plan, are converted on a quarterly basis into stock units of our common stock based on the fair value of a share of our common stock as of the relevant valuation date. Stock units credited to a participant’s account are eligible for stock and cash dividends as declared. Dividend Reinvestment Plan shares are purchased pursuant to the Dividend Reinvestment Plan.
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
(2) The Stock Award Incentive Plan is an equity-based bonus plan. Under the plan, we may award stock bonuses to the President and CEO, CFO and Bank President. The plan authorizes the issuance of vested stock to eligible employees worth up to 10% of the employee’s annualized base wages, on a calendar year basis. The plan imposes several conditions on the issuance of stock awards and therefore, the stock awards are restricted. Awards are converted to shares upon payment to the participant based on the market value of our common stock on the date of award.
(3) As of December 31, 2018, the Directors Plan had 220,171 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 16,673 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
(4) This amount includes shares subject to outstanding incentive awards at the maximum amount of shares issuable under such awards.  However, payout of incentive awards is contingent on the individual and the Corporation reaching certain levels of performance during 2018.  If the performance criteria for these awards are not fully satisfied, the award recipient will receive less than the maximum number of shares eligible under these grants and may receive nothing from these grants. Additionally, this amount assumes the closing price of our common stock as of December 31, 2018 for purposes of the conversion from awards to stock.
(5) The Directors Plan and the Stock Award Incentive Plan do not have an exercise price.
(6) There is no maximum number of shares available for issuance under the Directors Plan and the Stock Award Incentive Plan.
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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3(a)	Amended Articles of Incorporation (1)
	3(b)	Amendment to the Articles of Incorporation (2)
	3(c)	Amendment to the Articles of Incorporation (3)
	3(d)	Amendment to the Articles of Incorporation (4)
	3(e)	Amendment to the Articles of Incorporation (8)
	3(f)	Amended Bylaws (6)
	3(g)	Amendment to Bylaws (7)
	3(h)	Amendment to Bylaws (10)
	3(i)	Amendment to Bylaws (11)
	10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (9)
	10(b)	Isabella Bank Corporation Split Dollar Plan* (13)
	10(c)	Isabella Bank Corporation Retirement Bonus Plan* (12)
	10(d)	Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10(e)	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (15)
	10(f)	Isabella Bank Corporation Stock Award Incentive Plan* (15)
	14	Code of Business Conduct and Ethics (5)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Interactive Data File**
	101.SCH	XBRL Interactive Data File**
	101.CAL	XBRL Interactive Data File**
	101.LAB	XBRL Interactive Data File**
	101.PRE	XBRL Interactive Data File**
	101.DEF	XBRL Interactive Data File**

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 16 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 13, 2019
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 13, 2019
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 13, 2019
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 13, 2019
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 13, 2019
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 13, 2019
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 13, 2019
Joseph LaFramboise

/s/ David J. Maness	Director	March 13, 2019
David J. Maness

/s/ W. Joseph Manifold	Director	March 13, 2019
W. Joseph Manifold

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 13, 2019
Neil M. McDonnell

/s/ W. Michael McGuire	Director	March 13, 2019
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 13, 2019
Sarah R. Opperman

/s/ Jerome Schwind	Isabella Bank President and Director	March 13, 2019
Jerome Schwind

/s/ Rhonda S. Tudor	Controller	March 13, 2019
Rhonda S. Tudor

/s/ Gregory V. Varner	Director	March 13, 2019
Gregory V. Varner