Form 10-Q
period 2019-03-31
ISABELLA BANK Corp
filed 2019-05-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,907,167 as of May 1, 2019.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2019	December 31 2018
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,911	$23,534
Interest bearing balances due from banks	768	49,937
Total cash and cash equivalents	20,679	73,471
AFS securities, at fair value	494,842	494,834
Mortgage loans AFS	145	358
Loans
Commercial	677,554	659,529
Agricultural	123,393	127,161
Residential real estate	276,776	275,343
Consumer	67,109	66,674
Gross loans	1,144,832	1,128,707
Less allowance for loan and lease losses	8,398	8,375
Net loans	1,136,434	1,120,332
Premises and equipment	27,424	27,815
Corporate owned life insurance policies	27,906	27,733
Accrued interest receivable	7,751	6,928
Equity securities without readily determinable fair values	24,891	24,948
Goodwill and other intangible assets	48,432	48,451
Other assets	18,470	18,235
TOTAL ASSETS	$1,806,974	$1,843,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$229,865	$236,534
NOW accounts	236,997	235,287
Certificates of deposit under $250 and other savings	727,238	744,944
Certificates of deposit over $250	83,863	75,928
Total deposits	1,277,963	1,292,693
Borrowed funds	311,684	340,299
Accrued interest payable and other liabilities	14,914	14,594
Total liabilities	1,604,561	1,647,586
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,906,078 shares (including 13,864 shares held in the Rabbi Trust) in 2019 and 7,870,969 shares (including 16,673 shares held in the Rabbi Trust) in 2018	141,299	140,416
Shares to be issued for deferred compensation obligations	5,294	5,431
Retained earnings	58,810	57,357
Accumulated other comprehensive income (loss)	(2,990)	(7,685)
Total shareholders’ equity	202,413	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,806,974	$1,843,105

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2019	2018
Interest income
Loans, including fees	$12,891	$11,296
AFS securities
Taxable	1,958	2,122
Nontaxable	1,253	1,382
Federal funds sold and other	379	321
Total interest income	16,481	15,121
Interest expense
Deposits	2,718	2,046
Borrowings	1,574	1,355
Total interest expense	4,292	3,401
Net interest income	12,189	11,720
Provision for loan losses	34	384
Net interest income after provision for loan losses	12,155	11,336
Noninterest income
Service charges and fees	1,461	1,488
Net gain on sale of mortgage loans	93	81
Earnings on corporate owned life insurance policies	173	170
Other	752	748
Total noninterest income	2,479	2,487
Noninterest expenses
Compensation and benefits	5,722	5,494
Furniture and equipment	1,494	1,449
Occupancy	930	824
Other	2,643	2,329
Total noninterest expenses	10,789	10,096
Income before federal income tax expense	3,845	3,727
Federal income tax expense	349	265
NET INCOME	$3,496	$3,462
Earnings per common share
Basic	$0.44	$0.44
Diluted	$0.43	$0.43
Cash dividends per common share	$0.26	$0.26

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2019	2018
Net income	$3,496	$3,462
Unrealized gains (losses) on AFS securities arising during the period	5,954	(8,057)
Tax effect (1)	(1,195)	1,684
Unrealized gains (losses) on AFS securities, net of tax	4,759	(6,373)
Unrealized gains (losses) on derivative instruments arising during the period	(81)	122
Tax effect (1)	17	(26)
Unrealized gains (losses) on derivative instruments, net of tax	(64)	96
Other comprehensive income (loss), net of tax	4,695	(6,277)
Comprehensive income (loss)	$8,191	$(2,815)

(1)	See “Note 11 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	3,462	(6,277)	(2,815)
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	59,560	1,616	—	—	—	1,616
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	146	(146)	—	—	—
Share-based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(101)	—	—	—	(101)
Common stock repurchased pursuant to publicly announced repurchase plan	(22,512)	(620)	—	—	—	(620)
Cash dividends paid ($0.26 per common share)	—	—	—	(2,041)	—	(2,041)
Balance, March 31, 2018	7,894,341	$141,318	$5,502	$52,926	$(8,656)	$191,090
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	3,496	4,695	8,191
Issuance of common stock	61,405	1,433	—	—	—	1,433
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	131	—	—	131
Common stock purchased for deferred compensation obligations	—	(186)	—	—	—	(186)
Common stock repurchased pursuant to publicly announced repurchase plan	(26,296)	(632)	—	—	—	(632)
Cash dividends paid ($0.26 per common share)	—	—	—	(2,043)	—	(2,043)
Balance, March 31, 2019	7,906,078	$141,299	$5,294	$58,810	$(2,990)	$202,413

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2019	2018
OPERATING ACTIVITIES
Net income	$3,496	$3,462
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	57	63
Provision for loan losses	34	384
Depreciation	731	717
Amortization of OMSR	44	67
Amortization of acquisition intangibles	19	25
Net amortization of AFS securities	435	491
Net unrealized (gains) losses on equity securities, at fair value	—	2
Net gain on sale of mortgage loans	(93)	(81)
Increase in cash value of corporate owned life insurance policies	(173)	(170)
Share-based payment awards under equity compensation plan	131	146
Origination of loans held-for-sale	(6,520)	(3,843)
Proceeds from loan sales	6,826	5,125
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(823)	(71)
Other assets	(1,492)	61
Accrued interest payable and other liabilities	437	(221)
Net cash provided by (used in) operating activities	3,109	6,157
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	11,824	14,262
Purchases	(6,313)	(21,842)
Net loan principal (originations) collections	(16,373)	(1,375)
Proceeds from sales of foreclosed assets	191	70
Purchases of premises and equipment	(340)	(760)
Funding of low income housing tax credit investments	(117)	(347)
Net cash provided by (used in) investing activities	(11,128)	(9,992)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(14,730)	$32,610
Net increase (decrease) in borrowed funds	(28,615)	(41,765)
Cash dividends paid on common stock	(2,043)	(2,041)
Proceeds from issuance of common stock	1,433	1,616
Common stock repurchased	(632)	(620)
Common stock purchased for deferred compensation obligations	(186)	(101)
Net cash provided by (used in) financing activities	(44,773)	(10,301)
Increase (decrease) in cash and cash equivalents	(52,792)	(14,136)
Cash and cash equivalents at beginning of period	73,471	30,848
Cash and cash equivalents at end of period	$20,679	$16,712
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$4,227	$3,405
Income taxes paid	$—	$—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$237	$8

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to the “Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications: Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform with the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,798 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $2,328). This resulted in a $5,798 increase in total assets as of December 31, 2018. All other balances and ratios were not materially impacted.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance was effective on January 1, 2019. We reviewed our lease agreements to determine the appropriate treatment under this guidance. These changes resulted in the recognition of a $72 operating lease asset and liability on the balance sheet which was restated prospectively. Given the insignificant impact to our operating results, further financial statement disclosures were not considered necessary as of March 31, 2019.
Pending Accounting Standards Updates
ASU No. 2016-13: “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, ASU No. 2016-13 was issued and updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost which includes loans, trade receivables, and any other financial assets with the contractual right to receive cash. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Under the incurred loss approach, entities are limited to a probable initial recognition threshold when credit losses are measured under GAAP; an entity generally only considers past events and current conditions in measuring the incurred loss.
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
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed and has developed a road map to implementation, and the committee is accountable for timely and accurate adoption of the guidance. A company that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We expect to run parallel processes which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$166	$—	$1	$165
States and political subdivisions	187,716	3,566	16	191,266
Auction rate money market preferred	3,200	—	381	2,819
Mortgage-backed securities	183,695	286	2,843	181,138
Collateralized mortgage obligations	120,522	211	1,279	119,454
Total	$495,299	$4,063	$4,520	$494,842

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$172	$—	$2	$170
States and political subdivisions	188,992	2,125	251	190,866
Auction rate money market preferred	3,200	—	646	2,554
Mortgage-backed securities	189,688	76	5,280	184,484
Collateralized mortgage obligations	119,193	71	2,504	116,760
Total	$501,245	$2,272	$8,683	$494,834
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2019 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$166	$—	$—	$—	$166
States and political subdivisions	25,276	79,254	53,636	29,550	—	187,716
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	183,695	183,695
Collateralized mortgage obligations	—	—	—	—	120,522	120,522
Total amortized cost	$25,276	$79,420	$53,636	$29,550	$307,417	$495,299
Fair value	$25,320	$80,561	$55,029	$30,521	$303,411	$494,842
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
The following information pertains to AFS securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$1	$165	$1
States and political subdivisions	—	—	16	6,838	16
Auction rate money market preferred	—	—	381	2,819	381
Mortgage-backed securities	—	—	2,843	163,726	2,843
Collateralized mortgage obligations	—	132	1,279	97,674	1,279
Total	$—	$132	$4,520	$271,222	$4,520
Number of securities in an unrealized loss position:		1		100	101

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$2	$170	$2
States and political subdivisions	83	14,732	168	15,090	251
Auction rate money market preferred	—	—	646	2,554	646
Mortgage-backed securities	896	43,485	4,384	124,253	5,280
Collateralized mortgage obligations	199	21,886	2,305	87,929	2,504
Total	$1,178	$80,103	$7,505	$229,996	$8,683
Number of securities in an unrealized loss position:		66		102	168
The improvement in unrealized losses on our AFS securities portfolio resulted from recent increases in intermediate-term and long-term benchmark interest rates and not credit issues.
As of March 31, 2019 and December 31, 2018, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of March 31, 2019 or December 31, 2018, with the exception of one municipal bond previously identified which had no activity during the period.

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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and any deferred fees or costs. Interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization methods.
The accrual of interest on commercial, agricultural, and residential real estate loans is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual term of the loan. In all cases, a loan is placed in nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
When a loan is placed in nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
The ALLL is evaluated on a regular basis for appropriateness. Our periodic review of the collectability of a loan considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio, with the exception of advances to mortgage brokers, over the preceding five years. With no historical losses on advances to mortgage brokers, there is no allocation in the commercial segment displayed in the following tables. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(8)	—	(2)	(128)	—	(138)
Recoveries	52	—	27	48	—	127
Provision for loan losses	(359)	—	288	114	(9)	34
March 31, 2019	$2,248	$775	$2,305	$891	$2,179	$8,398

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$94	$118	$1,297	$—	$—	$1,509
Collectively evaluated for impairment	2,154	657	1,008	891	2,179	6,889
Total	$2,248	$775	$2,305	$891	$2,179	$8,398
Loans
Individually evaluated for impairment	$9,456	$13,989	$6,580	$8		$30,033
Collectively evaluated for impairment	668,098	109,404	270,196	67,101		1,114,799
Total	$677,554	$123,393	$276,776	$67,109		$1,144,832

	Allowance for Loan Losses
	Three Months Ended March 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(5)	—	(10)	(88)	—	(103)
Recoveries	103	—	56	60	—	219
Provision for loan losses	36	613	(127)	(77)	(61)	384
March 31, 2018	$1,840	$1,224	$2,482	$795	$1,859	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$443	$132	$1,363	$—	$—	$1,938
Collectively evaluated for impairment	2,120	643	629	857	2,188	6,437
Total	$2,563	$775	$1,992	$857	$2,188	$8,375
Loans
Individually evaluated for impairment	$9,899	$14,298	$6,893	$9		$31,099
Collectively evaluated for impairment	649,630	112,863	268,450	66,665		1,097,608
Total	$659,529	$127,161	$275,343	$66,674		$1,128,707

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	March 31, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	4,351	12,390	—	16,741	2,510	470	2,980	19,721
3 - High satisfactory	123,161	44,122	24,595	191,878	17,934	5,876	23,810	215,688
4 - Low satisfactory	349,430	89,452	—	438,882	45,517	18,696	64,213	503,095
5 - Special mention	16,947	5,660	—	22,607	9,726	5,261	14,987	37,594
6 - Substandard	4,898	617	—	5,515	7,576	5,070	12,646	18,161
7 - Vulnerable	689	1,242	—	1,931	2,654	2,103	4,757	6,688
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$499,476	$153,483	$24,595	$677,554	$85,917	$37,476	$123,393	$800,947

	December 31, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$21	$31	$—	$52	$51	$28	$79	$131
2 - High quality	4,564	13,473	—	18,037	2,729	613	3,342	21,379
3 - High satisfactory	127,573	43,199	11,793	182,565	18,325	7,039	25,364	207,929
4 - Low satisfactory	344,920	84,634	—	429,554	46,636	19,344	65,980	495,534
5 - Special mention	12,847	5,287	—	18,134	10,520	5,624	16,144	34,278
6 - Substandard	7,428	2,002	—	9,430	6,343	4,960	11,303	20,733
7 - Vulnerable	334	1,423	—	1,757	2,716	2,233	4,949	6,706
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$497,687	$150,049	$11,793	$659,529	$87,320	$39,841	$127,161	$786,690
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
6. SUBSTANDARD – Classified
Credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. There is a distinct possibility we will implement collection procedures if the loan deficiencies are not corrected. Any commercial loan placed in nonaccrual status will be rated “7” or worse. In addition, the following characteristics may apply:

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$596	$1,874	$—	$689	$3,159	$496,317	$499,476
Commercial other	340	558	—	1,242	2,140	151,343	153,483
Advances to mortgage brokers	—	—	—	—	—	24,595	24,595
Total commercial	936	2,432	—	1,931	5,299	672,255	677,554
Agricultural
Agricultural real estate	471	1,260	—	2,654	4,385	81,532	85,917
Agricultural other	—	366	—	2,103	2,469	35,007	37,476
Total agricultural	471	1,626	—	4,757	6,854	116,539	123,393
Residential real estate
Senior liens	5,195	110	30	572	5,907	230,957	236,864
Junior liens	6	—	—	—	6	6,500	6,506
Home equity lines of credit	150	—	—	—	150	33,256	33,406
Total residential real estate	5,351	110	30	572	6,063	270,713	276,776
Consumer
Secured	132	14	—	—	146	63,202	63,348
Unsecured	6	—	—	—	6	3,755	3,761
Total consumer	138	14	—	—	152	66,957	67,109
Total	$6,896	$4,182	$30	$7,260	$18,368	$1,126,464	$1,144,832

	December 31, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$60	$—	$—	$334	$394	$497,293	$497,687
Commercial other	277	628	—	1,423	2,328	147,721	150,049
Advances to mortgage brokers	—	—	—	—	—	11,793	11,793
Total commercial	337	628	—	1,757	2,722	656,807	659,529
Agricultural
Agricultural real estate	428	—	—	2,716	3,144	84,176	87,320
Agricultural other	—	—	—	2,233	2,233	37,608	39,841
Total agricultural	428	—	—	4,949	5,377	121,784	127,161
Residential real estate
Senior liens	2,254	203	113	554	3,124	233,438	236,562
Junior liens	2	6	—	—	8	6,001	6,009
Home equity lines of credit	76	—	—	—	76	32,696	32,772
Total residential real estate	2,332	209	113	554	3,208	272,135	275,343
Consumer
Secured	95	—	—	—	95	62,721	62,816
Unsecured	10	—	—	—	10	3,848	3,858
Total consumer	105	—	—	—	105	66,569	66,674
Total	$3,202	$837	$113	$7,260	$11,412	$1,117,295	$1,128,707
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Large groups of smaller-balance, homogeneous residential real estate and consumer loans are collectively evaluated for impairment by comparing the loan’s unpaid principal balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$2,849	$3,092	$89	$3,969	$4,211	$437
Commercial other	11	11	5	12	12	6
Agricultural real estate	388	388	96	392	392	112
Agricultural other	44	44	22	44	44	20
Residential real estate senior liens	6,530	6,960	1,295	6,834	7,289	1,361
Residential real estate junior liens	12	12	2	12	12	2
Total impaired loans with a valuation allowance	9,834	10,507	1,509	11,263	11,960	1,938
Impaired loans without a valuation allowance
Commercial real estate	3,780	3,854		2,794	2,947
Commercial other	2,816	2,816		3,124	3,231
Agricultural real estate	7,628	7,628		7,618	7,618
Agricultural other	5,929	5,929		6,244	6,287
Home equity lines of credit	38	338		47	347
Consumer secured	8	8		9	9
Total impaired loans without a valuation allowance	20,199	20,573		19,836	20,439
Impaired loans
Commercial	9,456	9,773	94	9,899	10,401	443
Agricultural	13,989	13,989	118	14,298	14,341	132
Residential real estate	6,580	7,310	1,297	6,893	7,648	1,363
Consumer	8	8	—	9	9	—
Total impaired loans	$30,033	$31,080	$1,509	$31,099	$32,399	$1,938

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended March 31
	2019		2018
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$3,409	$49	$5,018	$91
Commercial other	12	—	1,547	24
Agricultural real estate	390	6	441	4
Agricultural other	44	—	—	—
Residential real estate senior liens	6,682	68	7,824	74
Residential real estate junior liens	12	—	40	—
Total impaired loans with a valuation allowance	10,549	123	14,870	193
Impaired loans without a valuation allowance
Commercial real estate	3,287	53	2,129	35
Commercial other	2,970	21	1,194	17
Agricultural real estate	7,623	7	7,998	40
Agricultural other	6,087	70	2,595	36
Home equity lines of credit	43	6	76	5
Consumer secured	9	—	15	—
Total impaired loans without a valuation allowance	20,019	157	14,007	133
Impaired loans
Commercial	9,678	123	9,888	167
Agricultural	14,144	83	11,034	80
Residential real estate	6,737	74	7,940	79
Consumer	9	—	15	—
Total impaired loans	$30,568	$280	$28,877	$326
We had committed to advance $621 and $542 in connection with impaired loans, which includes TDRs, as of March 31, 2019 and December 31, 2018, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended March 31
	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$147	$147	3	$1,255	$1,255
Agricultural other	2	523	523	2	1,061	1,061
Residential real estate	—	—	—	2	167	167
Total	3	$670	$670	7	$2,483	$2,483
The following table summarizes concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31
	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$147	1	$174	2	$1,081
Agricultural other	—	—	2	523	1	98	1	963
Residential real estate	—	—	—	—	—	—	2	167
Total	—	$—	3	$670	2	$272	5	$2,211
We did not restructure any loans by forgiving principal or accrued interest in the three month periods ended March 31, 2019 or 2018.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2019 and 2018 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31 2019	December 31 2018
TDRs	$26,130	$26,951
Note 5 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2019	December 31 2018
FHLB Stock	$15,050	$15,050
Corporate Settlement Solutions, LLC	7,508	7,565
FRB Stock	1,999	1,999
Other	334	334
Total	$24,891	$24,948

Note 6 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
FHLB advances	$280,000	2.24%	$300,000	2.20%
Securities sold under agreements to repurchase without stated maturity dates	29,824	0.09%	40,299	0.11%
Federal funds purchased	1,860	2.64%	—	—%
Total	$311,684	2.03%	$340,299	1.95%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Fixed rate due 2019	$45,000	1.59%	$100,000	1.94%
Fixed rate due 2020	55,000	2.18%	55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.99%	10,000	2.93%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	35,000	3.17%	35,000	3.17%
Fixed rate due 2024	55,000	2.68%	20,000	2.96%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$280,000	2.24%	$300,000	2.20%

(1)	Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $30,087 and $40,316 at March 31, 2019 and December 31, 2018, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31
	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$37,441	$34,987	0.10%	$38,967	$35,995	0.10%
Federal funds purchased	1,860	458	2.65%	10,200	4,460	1.66%

We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2019	December 31 2018
Pledged to secure borrowed funds	$429,612	$431,430
Pledged to secure repurchase agreements	30,087	40,316
Pledged for public deposits and for other purposes necessary or required by law	34,800	58,107
Total	$494,499	$529,853
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2019	December 31 2018
States and political subdivisions	$28,879	$23,268
Mortgage-backed securities	—	10,736
Collateralized mortgage obligations	1,208	6,312
Total	$30,087	$40,316
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy required collateral.
As of March 31, 2019, we had the ability to borrow up to an additional $169,135, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	March 31, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.1	$10,000	Other Assets	$243

	December 31, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.3	$10,000	Other Assets	$323
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three month periods ended March 31, 2019 and 2018, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three month periods ended March 31, 2019 and 2018.
Our contracts with customers define our performance obligations with clearly established pricing which does not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended March 31
	2019	2018
Debit card income	$583	$588
Trust service fees	509	502
Investment advisory fees	168	156
Service charges and fees related to deposit accounts	79	85
Total	$1,339	$1,331
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2019	2018
Audit, consulting, and legal fees	$455	$518
Loan underwriting fees	316	149
ATM and debit card fees	248	232
Director fees	207	209
FDIC insurance premiums	170	164
Memberships and subscriptions	167	123
Education and travel	157	115
Marketing costs	142	110
Donations and community relations	140	151
All other	641	558
Total other	$2,643	$2,329

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2019	2018
Income taxes at statutory rate	$807	$783
Effect of nontaxable income
Interest income on tax exempt municipal securities	(244)	(274)
Earnings on corporate owned life insurance policies	(36)	(36)
Effect of tax credits	(180)	(200)
Other	(4)	(11)
Total effect of nontaxable income	(464)	(521)
Effect of nondeductible expenses	6	3
Federal income tax expense	$349	$265
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2019	2018
Average number of common shares outstanding for basic calculation	7,888,885	7,873,948
Average potential effect of common shares in the Directors Plan (1)	199,456	199,270
Average number of common shares outstanding used to calculate diluted earnings per common share	8,088,341	8,073,218
Net income	$3,496	$3,462
Earnings per common share
Basic	$0.44	$0.44
Diluted	$0.43	$0.43

(1)	Exclusive of shares held in the Rabbi Trust

Note 11 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2019				2018
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$(5,200)	$256	$(2,741)	$(7,685)	$391	$230	$(3,223)	$(2,602)
OCI before reclassifications	5,954	(81)	—	5,873	(8,057)	122	—	(7,935)
Tax effect	(1,195)	17	—	(1,178)	1,684	(26)	—	1,658
OCI, net of tax	4,759	(64)	—	4,695	(6,373)	96	—	(6,277)
Adoption of ASU 2016-01	—	—	—	—	223	—	—	223
Balance, March 31	$(441)	$192	$(2,741)	$(2,990)	$(5,759)	$326	$(3,223)	$(8,656)
Included in OCI for the three month periods ended March 31, 2019 and 2018 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$265	$5,689	$5,954	$(37)	$(8,020)	$(8,057)
Tax effect	—	(1,195)	(1,195)	—	1,684	1,684
Unrealized gains (losses), net of tax	$265	$4,494	$4,759	$(37)	$(6,336)	$(6,373)

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
Loans: We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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

The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$19,688	Livestock	30%
		Other inventory	50%
		Accounts receivable	25% - 50%
		Liquor license	75%
		Furniture, fixtures & equipment	45%

	December 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$20,045	Livestock	30%
		Other inventory	45% - 50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$20,679	$20,679	$20,679	$—	$—
Mortgage loans AFS	145	145	—	145	—
Gross loans	1,144,832	1,123,293	—	—	1,123,293
Less allowance for loan and lease losses	8,398	8,398	—	—	8,398
Net loans	1,136,434	1,114,895	—	—	1,114,895
Accrued interest receivable	7,751	7,751	7,751	—	—
Equity securities without readily determinable fair values (1)	24,891	N/A	—	—	—
OMSR	2,446	2,597	—	2,597	—
LIABILITIES
Deposits without stated maturities	852,479	852,479	852,479	—	—
Deposits with stated maturities	425,484	421,738	—	421,738	—
Borrowed funds	311,684	308,761	—	308,761	—
Accrued interest payable	891	891	891	—	—

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$73,471	$73,471	$73,471	$—	$—
Mortgage loans AFS	358	365	—	365	—
Gross loans	1,128,707	1,099,645	—	—	1,099,645
Less allowance for loan and lease losses	8,375	8,375	—	—	8,375
Net loans	1,120,332	1,091,270	—	—	1,091,270
Accrued interest receivable	6,928	6,928	6,928	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,434	2,602	—	2,602	—
LIABILITIES
Deposits without stated maturities	859,073	859,073	859,073	—	—
Deposits with stated maturities	433,620	425,993	—	425,993	—
Borrowed funds	340,299	333,829	—	333,829	—
Accrued interest payable	826	826	826	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$165	$—	$165	$—	$170	$—	$170	$—
States and political subdivisions	191,266	—	191,266	—	190,866	—	190,866	—
Auction rate money market preferred	2,819	—	2,819	—	2,554	—	2,554	—
Mortgage-backed securities	181,138	—	181,138	—	184,484	—	184,484	—
Collateralized mortgage obligations	119,454	—	119,454	—	116,760	—	116,760	—
Total AFS securities	494,842	—	494,842	—	494,834	—	494,834	—
Derivative instruments	243	—	243	—	323	—	323	—
Nonrecurring items
Impaired loans (net of the ALLL)	19,688	—	—	19,688	20,045	—	—	20,045
Total	$514,773	$—	$495,085	$19,688	$515,202	$—	$495,157	$20,045
Percent of assets and liabilities measured at fair value		—%	96.18%	3.82%		—%	96.11%	3.89%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2019.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2019	December 31 2018
ASSETS
Cash on deposit at the Bank	$2,661	$2,499
Investments in subsidiaries	147,110	143,942
Premises and equipment	1,573	1,912
Other assets	51,819	51,674
TOTAL ASSETS	$203,163	$200,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$750	$4,508
Shareholders' equity	202,413	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,163	$200,027
Interim Condensed Statements of Income

	Three Months Ended March 31
	2019	2018
Income
Dividends from subsidiaries	$1,000	$2,100
Interest income	2	—
Other income	(19)	675
Total income	983	2,775
Expenses
Compensation and benefits	—	984
Occupancy and equipment	15	123
Audit, consulting, and legal fees	130	224
Director fees	98	103
Other	290	136
Total expenses	533	1,570
Income before income tax benefit and equity in undistributed earnings of subsidiaries	450	1,205
Federal income tax benefit	115	188
Income before equity in undistributed earnings of subsidiaries	565	1,393
Undistributed earnings of subsidiaries	2,931	2,069
Net income	$3,496	$3,462

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2019	2018
Operating activities
Net income	$3,496	$3,462
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,931)	(2,069)
Undistributed earnings of equity securities without readily determinable fair values	57	63
Share-based payment awards under equity compensation plan	131	146
Depreciation	11	30
Changes in operating assets and liabilities which provided (used) cash
Other assets	26	830
Other liabilities	800	(97)
Net cash provided by (used in) operating activities	1,590	2,365
Investing activities
Sales (purchases) of premises and equipment	—	6
Net cash provided by (used in) investing activities	—	6
Financing activities
Cash dividends paid on common stock	(2,043)	(2,041)
Proceeds from the issuance of common stock	1,433	1,616
Common stock repurchased	(632)	(620)
Common stock purchased for deferred compensation obligations	(186)	(101)
Net cash provided by (used in) financing activities	(1,428)	(1,146)
Increase (decrease) in cash and cash equivalents	162	1,225
Cash and cash equivalents at beginning of period	2,499	185
Cash and cash equivalents at end of period	$2,661	$1,410
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2019 and 2018 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section is a review of our financial condition and the results of our operations for the unaudited three month periods ended March 31, 2019 and 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2019, we reported net income of $3,496 and earnings per common share of $0.44. Net income and earnings per common share for the same periods of 2018 were $3,462 and $0.44, respectively. A combination of improved yields and growth in our loan portfolio over the past twelve months, resulted in an increase of $1,360 in interest income for the first three months of 2019 compared to the same period in 2018. We expect to see continued improvement in the overall yield of the loan portfolio in future quarters. Due to the rising interest rate environment throughout 2018, interest expense on deposits and borrowings increased $891 for the three month period ended March 31, 2019 when compared to the same period in 2018. Noninterest income was relatively flat for the first three months of 2019 when compared to the same period in 2018. However, noninterest expenses for the first three months of 2019 exceeded noninterest expenses for the same period in 2018 by $693. Additions to staff related to new positions in growing markets, as well as merit increases, and loan expenses related to growth initiatives, account for the increase.
As of March 31, 2019, total assets and assets under management were $1,806,974 and $2,541,661, respectively, with both decreasing from December 31, 2018. Assets under management include loans sold and serviced of $259,127 and assets managed by our Investment and Trust Services Department of $475,560, in addition to assets on our consolidated balance sheet. In the current interest rate environment, we have elected to use excess funds to pay down borrowed funds versus acquiring investment securities. This strategy has led to the decline in total assets. Loans outstanding as of March 31, 2019 totaled $1,144,832. During the first three months of 2019, gross loans increased $16,125 which was largely driven by growth in our commercial loan portfolio. Conversely, total deposits declined $14,730 during the quarter and totaled $1,277,963 as of March 31, 2019. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 3.01% for the three month period ended March 31, 2019. Management has implemented various initiatives which, over time, are expected to improve our net yield on interest earning assets. These initiatives include shifting our asset mix to an increasing percentage of loans from investment securities, continued growth of the loan portfolio, and enhanced pricing strategies related to loan and deposit products. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, increasing our presence within our geographical footprint, and managing operating costs.
Recent Legislation
On December 22, 2017, the Tax Act was enacted. The new law establishes a flat corporate federal statutory income tax rate of 21%, a decline from 34%, and eliminates the corporate alternative minimum tax. The new tax law provides for a wide array of changes with only some believed to have a direct impact on our federal income tax expense. Some of these changes include, but are not limited to, the following items: limits to the deductions for net interest expense, immediate expense (for tax purposes) for certain qualified depreciable assets, elimination or reduction of certain deductions related to meals and entertainment expenses, and limits to the deductibility of deposit insurance premiums.
Reclassifications
Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,798 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $2,328). This resulted in a $5,798 increase in total assets as of December 31, 2018. All other balances and ratios were not materially impacted.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
INCOME STATEMENT DATA
Interest income	$16,481	$16,611	$16,419	$15,713	$15,121
Interest expense	4,292	4,258	4,231	3,741	3,401
Net interest income	12,189	12,353	12,188	11,972	11,720
Provision for loan losses	34	342	(76)	328	384
Noninterest income	2,479	2,860	2,863	2,736	2,487
Noninterest expenses	10,789	10,865	11,072	10,784	10,096
Federal income tax expense	349	476	359	263	265
Net income	$3,496	$3,530	$3,696	$3,333	$3,462
PER SHARE
Basic earnings	$0.44	$0.45	$0.47	$0.42	$0.44
Diluted earnings	$0.43	$0.44	$0.46	$0.41	$0.43
Dividends	$0.26	$0.26	$0.26	$0.26	$0.26
Tangible book value (1)	$19.47	$18.68	$17.89	$18.09	$18.06
Quoted market value
High	$24.50	$27.00	$27.65	$27.25	$28.25
Low	$22.25	$22.50	$26.05	$26.25	$26.11
Close (2)	$23.75	$22.56	$26.75	$26.65	$27.40
Common shares outstanding (2)	7,906,078	7,870,969	7,830,940	7,933,250	7,894,341
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.77%	0.80%	0.74%	0.77%
Return on average shareholders' equity	7.00%	7.35%	7.67%	6.89%	7.11%
Return on average tangible shareholders' equity	8.97%	9.20%	9.75%	8.75%	9.23%
Net interest margin yield (FTE)	3.01%	3.01%	2.95%	2.95%	2.95%
BALANCE SHEET DATA (2)
Gross loans	$1,144,832	$1,128,707	$1,139,930	$1,151,756	$1,093,002
AFS securities	$494,842	$494,834	$501,139	$524,108	$547,762
Total assets	$1,806,974	$1,843,105	$1,833,663	$1,836,955	$1,799,592
Deposits	$1,277,963	$1,292,693	$1,276,806	$1,274,762	$1,297,868
Borrowed funds	$311,684	$340,299	$359,776	$362,496	$303,113
Shareholders' equity	$202,413	$195,519	$188,536	$191,949	$191,090
Gross loans to deposits	89.58%	87.31%	89.28%	90.35%	84.22%
ASSETS UNDER MANAGEMENT (2)
Loans sold with servicing retained	$259,127	$259,481	$257,400	$257,865	$262,541
Assets managed by our Investment and Trust Services Department	$475,560	$447,487	$504,371	$494,533	$470,578
Total assets under management	$2,541,661	$2,550,073	$2,595,434	$2,589,353	$2,532,711
ASSET QUALITY (2)
Nonperforming loans to gross loans	0.64%	0.65%	0.65%	0.58%	0.63%
Nonperforming assets to total assets	0.43%	0.42%	0.42%	0.37%	0.40%
ALLL to gross loans	0.73%	0.74%	0.71%	0.71%	0.75%
CAPITAL RATIOS (2)
Shareholders' equity to assets	11.20%	10.64%	10.28%	10.45%	10.62%
Tier 1 leverage	8.91%	8.72%	8.49%	8.71%	8.69%
Common equity tier 1 capital	12.45%	12.58%	12.18%	12.11%	12.34%
Tier 1 risk-based capital	12.45%	12.58%	12.18%	12.11%	12.34%
Total risk-based capital	13.12%	13.26%	12.83%	12.76%	13.01%
(1) Tangible book value calculations include unrealized gain/loss on AFS securities.
(2) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2019	March 31 2018	March 31 2017	March 31 2016	March 31 2015
INCOME STATEMENT DATA
Interest income	$16,481	$15,121	$13,861	$13,081	$12,753
Interest expense	4,292	3,401	2,831	2,614	2,488
Net interest income	12,189	11,720	11,030	10,467	10,265
Provision for loan losses	34	384	27	156	(726)
Noninterest income	2,479	2,487	2,616	2,223	2,128
Noninterest expenses	10,789	10,096	9,951	9,080	8,675
Federal income tax expense (1)	349	265	532	437	771
Net income	$3,496	$3,462	$3,136	$3,017	$3,673
PER SHARE
Basic earnings	$0.44	$0.44	$0.40	$0.39	$0.47
Diluted earnings	$0.43	$0.43	$0.39	$0.38	$0.46
Dividends	$0.26	$0.26	$0.25	$0.24	$0.23
Tangible book value (2)	$19.47	$18.06	$18.15	$18.11	$17.17
Quoted market value
High	$24.50	$28.25	$29.00	$29.90	$23.50
Low	$22.25	$26.11	$27.60	$27.25	$22.00
Close (3)	$23.75	$27.40	$27.60	$28.25	$22.90
Common shares outstanding (3)	7,906,078	7,894,341	7,843,120	7,809,079	7,781,820
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.77%	0.72%	0.72%	0.95%
Return on average shareholders' equity	7.00%	7.11%	6.56%	6.37%	8.27%
Return on average tangible shareholders' equity	8.97%	9.23%	8.77%	8.88%	11.30%
Net interest margin yield (FTE) (1)	3.01%	2.95%	2.99%	2.98%	3.18%
BALANCE SHEET DATA (3)
Gross loans	$1,144,832	$1,093,002	$1,012,920	$870,291	$818,493
AFS securities	$494,842	$547,762	$586,517	$646,513	$598,884
Total assets	$1,806,974	$1,799,592	$1,760,860	$1,681,818	$1,571,575
Deposits	$1,277,963	$1,297,868	$1,231,061	$1,173,507	$1,098,655
Borrowed funds	$311,684	$303,113	$327,375	$307,896	$283,321
Shareholders' equity	$202,413	$191,090	$190,976	$190,247	$179,653
Gross loans to deposits	89.58%	84.22%	82.28%	74.16%	74.50%
ASSETS UNDER MANAGEMENT (3)
Loans sold with servicing retained	$259,127	$262,541	$270,217	$282,618	$288,448
Assets managed by our Investment and Trust Services Department	$475,560	$470,578	$444,749	$408,224	$396,802
Total assets under management	$2,541,661	$2,532,711	$2,475,826	$2,372,660	$2,256,825
ASSET QUALITY (3)
Nonperforming loans to gross loans	0.64%	0.63%	0.24%	0.12%	0.44%
Nonperforming assets to total assets	0.43%	0.40%	0.15%	0.08%	0.27%
ALLL to gross loans	0.73%	0.75%	0.74%	0.86%	1.17%
CAPITAL RATIOS (3)
Shareholders' equity to assets	11.20%	10.62%	10.85%	11.31%	11.43%
Tier 1 leverage	8.91%	8.69%	8.54%	8.44%	8.74%
Common equity tier 1 capital	12.45%	12.34%	12.49%	13.24%	13.71%
Tier 1 risk-based capital	12.45%	12.34%	12.49%	13.24%	13.71%
Total risk-based capital	13.12%	13.01%	13.14%	13.97%	14.71%
(1) Calculations are based on a federal income tax rate of 21% in 2018 and 2019 and 34% for all prior periods.
(2) Tangible book value calculations include unrealized gain/loss on AFS securities.
(3) At end of period

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21%. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,131,093	$12,891	4.56%	$1,135,865	$13,024	4.59%	$1,076,667	$11,296	4.20%
Taxable investment securities	319,962	1,958	2.45%	323,705	1,976	2.44%	355,867	2,160	2.43%
Nontaxable investment securities	179,887	1,687	3.75%	182,142	1,659	3.64%	197,519	1,892	3.83%
Fed funds sold	26	—	—%	16	—	—%	—	—	—%
Other	48,319	379	3.14%	54,355	346	2.55%	27,160	283	4.17%
Total earning assets	1,679,287	16,915	4.03%	1,696,083	17,005	4.01%	1,657,213	15,631	3.77%
NONEARNING ASSETS
Allowance for loan losses	(8,406)			(8,144)			(7,771)
Cash and demand deposits due from banks	19,194			20,627			19,437
Premises and equipment	27,710			28,039			28,578
Accrued income and other assets	92,248			86,794			91,471
Total assets	$1,810,033			$1,823,399			$1,788,928
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$236,074	$68	0.12%	$226,549	$66	0.12%	$231,308	$71	0.12%
Savings deposits	381,134	615	0.65%	366,054	529	0.58%	354,445	322	0.36%
Time deposits	436,448	2,035	1.87%	436,531	1,954	1.79%	463,236	1,653	1.43%
Borrowed funds	321,445	1,574	1.96%	358,862	1,709	1.90%	319,789	1,355	1.69%
Total interest bearing liabilities	1,375,101	4,292	1.25%	1,387,996	4,258	1.23%	1,368,778	3,401	0.99%
NONINTEREST BEARING LIABILITIES
Demand deposits	226,425			234,808			217,658
Other	8,878			8,509			7,793
Shareholders’ equity	199,629			192,086			194,699
Total liabilities and shareholders’ equity	$1,810,033			$1,823,399			$1,788,928
Net interest income (FTE)		$12,623			$12,747			$12,230
Net yield on interest earning assets (FTE)			3.01%			3.01%			2.95%
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by including the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful.

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

	Three Months Ended March 31, 2019 Compared to December 31, 2018 Increase (Decrease) Due to			Three Months Ended March 31, 2019 Compared to March 31, 2018 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(55)	$(78)	$(133)	$589	$1,006	$1,595
Taxable investment securities	(23)	5	(18)	(220)	18	(202)
Nontaxable investment securities	(21)	49	28	(166)	(39)	(205)
Fed Funds Sold	—	—	—	—	—	—
Other	(41)	74	33	179	(83)	96
Total changes in interest income	(140)	50	(90)	382	902	1,284
Changes in interest expense
Interest bearing demand deposits	3	(1)	2	1	(4)	(3)
Savings deposits	22	64	86	26	267	293
Time deposits	—	81	81	(100)	482	382
Borrowed funds	(182)	47	(135)	7	212	219
Total changes in interest expense	(157)	191	34	(66)	957	891
Net change in interest margin (FTE)	$17	$(141)	$(124)	$448	$(55)	$393
Our net yield on interest earning assets remained unchanged during most of 2018 but increased at the end of 2018 and then remained unchanged during the first quarter of 2019. The continuing flattening of the yield curve and rising deposit rates combined with our current yield on AFS securities has also placed pressure on net interest margin.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total earning assets	4.03%	4.01%	3.94%	3.84%	3.77%
Total interest bearing liabilities	1.25%	1.23%	1.20%	1.08%	0.99%
Net yield on interest earning assets (FTE)	3.01%	3.01%	2.95%	2.95%	2.95%

	Quarter to Date Net Interest Income (FTE)
	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total interest income (FTE)	$16,915	$17,005	$16,873	$16,191	$15,631
Total interest expense	4,292	4,258	4,231	3,741	3,401
Net interest income (FTE)	$12,623	$12,747	$12,642	$12,450	$12,230

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2019	2018
ALLL at beginning of period	$8,375	$7,700
Charge-offs
Commercial	8	5
Agricultural	—	—
Residential real estate	2	10
Consumer	128	88
Total charge-offs	138	103
Recoveries
Commercial	52	103
Agricultural	—	—
Residential real estate	27	56
Consumer	48	60
Total recoveries	127	219
Net loan charge-offs (recoveries)	11	(116)
Provision for loan losses	34	384
ALLL at end of period	$8,398	$8,200
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.01)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total charge-offs	$138	$253	$179	$566	$103
Total recoveries	127	186	155	238	219
Net loan charge-offs (recoveries)	11	67	24	328	(116)
Net loan charge-offs (recoveries) to average loans outstanding	—%	0.01%	—%	0.03%	(0.01)%
Provision for loan losses	$34	$342	$(76)	$328	$384
Provision for loan losses to average loans outstanding	—%	0.03%	(0.01)%	0.03%	0.04%
ALLL	$8,398	$8,375	$8,100	$8,200	$8,200
ALLL as a % of loans at end of period	0.73%	0.74%	0.71%	0.71%	0.75%
We experienced a higher level of charge-offs in the second quarter of 2018 which was substantially related to one borrower and is therefore, not indicative of a trend in charge-off activity. While we have experienced a slight deterioration in credit quality indicators in recent periods, credit quality remains strong. Overall, our level of required reserve is modest due to strong credit quality indicators, low historical loss factors, and a low amount of net charge-offs.

The following table illustrates our changes within the two main components of the ALLL as of:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
ALLL
Individually evaluated for impairment	$1,509	$1,938	$2,074	$2,059	$2,503
Collectively evaluated for impairment	6,889	6,437	6,026	6,141	5,697
Total	$8,398	$8,375	$8,100	$8,200	$8,200
ALLL to gross loans
Individually evaluated for impairment	0.13%	0.17%	0.18%	0.18%	0.23%
Collectively evaluated for impairment	0.60%	0.57%	0.53%	0.53%	0.52%
Total	0.73%	0.74%	0.71%	0.71%	0.75%
For further discussion of the allocation of the ALLL, see “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
Loans Past Due and Loans in Nonaccrual Status
Fluctuations in past due and nonaccrual status loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual status loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans
	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Commercial	$5,299	$2,722	$3,084	$4,929	$5,123
Agricultural	6,854	5,377	5,663	5,051	4,275
Residential real estate	6,063	3,208	3,137	2,452	4,614
Consumer	152	105	68	43	115
Total	$18,368	$11,412	$11,952	$12,475	$14,127
Total past due and nonaccrual loans to gross loans	1.60%	1.01%	1.05%	1.08%	1.29%
Past due and nonaccrual status loans have increased over the last year but continue to be at low levels as a result of strong repayment performance. We experienced an increase in past due commercial and residential real estate loans during the first quarter of 2019. This activity is being closely monitored by management and based on a high level of delinquent loan repayments received in early April 2019, management feels the increase in commercial and residential mortgage loans past due as of March 31, 2019 is not indicative of a trend as past due levels returned to recent levels shortly after quarter end. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of March 31, 2019 or December 31, 2018.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended March 31, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	3	670	—	—	3	670
Principal advances (payments)	—	(340)	—	(127)	—	(467)
Loans paid off	(6)	(799)	(3)	(177)	(9)	(976)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(626)	2	626	—	—
March 31, 2019	128	$22,305	26	$3,825	154	$26,130

	Three Months Ended March 31, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	7	2,483	—	—	7	2,483
Principal advances (payments)	—	(387)	—	(92)	—	(479)
Loans paid off	(9)	(661)	—	—	(9)	(661)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(369)	2	369	—	—
March 31, 2018	143	$24,350	15	$3,190	158	$27,540

The following table summarizes our TDRs as of:

	March 31, 2019			December 31, 2018
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,364	$1,997	$22,361	$21,794	$2,673	$24,467	$(2,106)
Past due 30-59 days	1,066	397	1,463	899	—	899	564
Past due 60-89 days	875	515	1,390	707	—	707	683
Past due 90 days or more	—	916	916	—	878	878	38
Total	$22,305	$3,825	$26,130	$23,400	$3,551	$26,951	$(821)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,337	$6,591	$89	$6,507	$6,840	$437
Commercial other	1,585	1,585	—	1,713	1,713	—
Agricultural real estate	7,458	7,458	96	7,452	7,452	112
Agricultural other	4,972	4,972	—	5,288	5,331	—
Residential real estate senior liens	5,720	6,002	1,135	5,923	6,205	1,181
Residential real estate junior liens	12	12	2	12	12	2
Home equity lines of credit	38	338	—	47	347	—
Consumer secured	8	8	—	9	9	—
Total TDRs	26,130	26,966	1,322	26,951	27,909	1,732
Other impaired loans
Commercial real estate	292	355	—	256	318	—
Commercial other	1,242	1,242	5	1,423	1,530	6
Agricultural real estate	559	559	—	557	558	—
Agricultural other	1,000	1,000	22	1,001	1,000	20
Residential real estate senior liens	810	958	160	911	1,084	180
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	3,903	4,114	187	4,148	4,490	206
Total impaired loans	$30,033	$31,080	$1,509	$31,099	$32,399	$1,938
Additional disclosures related to impaired loans is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Nonaccrual status loans	$7,260	$7,260	$7,136	$6,492	$6,237
Accruing loans past due 90 days or more	30	113	274	154	664
Total nonperforming loans	7,290	7,373	7,410	6,646	6,901
Foreclosed assets	401	355	305	167	229
Total nonperforming assets	$7,691	$7,728	$7,715	$6,813	$7,130
Nonperforming loans as a % of total loans	0.64%	0.65%	0.65%	0.58%	0.63%
Nonperforming assets as a % of total assets	0.43%	0.42%	0.42%	0.37%	0.40%
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
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2019	December 31 2018
Commercial	$515	$160
Agricultural	3,199	3,391
Residential real estate	111	—
Total	$3,825	$3,551
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We have identified all impaired loans as of March 31, 2019.
The level of the ALLL is appropriate as of March 31, 2019. We continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the:

	Three Months Ended March 31
			Change
	2019	2018	$	%
Service charges and fees	$1,461	$1,488	$(27)	(1.81)%
Net gain on sale of mortgage loans	93	81	12	14.81%
Earnings on corporate owned life insurance policies	173	170	3	1.76%
Other
Investment and Trust advisory fees	677	658	19	2.89%
All other	75	90	(15)	(16.67)%
Total other	752	748	4	0.53%
Total noninterest income	$2,479	$2,487	$(8)	(0.32)%
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
In recent periods, we have invested considerable efforts to increase our market share in Investment and Trust advisory services through marketing efforts and talent acquisition. We anticipate that fee income will continue to increase during the remainder of 2019 and exceed 2018 levels.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following table for the:

	Three Months Ended March 31
			Change
	2019	2018	$	%
Compensation and benefits	$5,722	$5,494	$228	4.15%
Furniture and equipment	1,494	1,449	45	3.11%
Occupancy	930	824	106	12.86%
Other
Audit, consulting, and legal fees	455	518	(63)	(12.16)%
Loan underwriting fees	316	149	167	112.08%
ATM and debit card fees	248	232	16	6.90%
Director fees	207	209	(2)	(0.96)%
FDIC insurance premiums	170	164	6	3.66%
Memberships and subscriptions	167	123	44	35.77%
Education and travel	157	115	42	36.52%
Marketing costs	142	110	32	29.09%
Donations and community relations	140	151	(11)	(7.28)%
All other	641	558	83	14.87%
Total other	2,643	2,329	314	13.48%
Total noninterest expenses	$10,789	$10,096	$693	6.86%
The increase in compensation and benefits expense is primarily related to new positions required for growth within our markets, merit increases, and increased health care and employee benefit costs. Compensation and benefits expense in 2019 are expected to exceed 2018 levels as a result of these factors.
Occupancy expenses increased due to property taxes and maintenance costs. Expenses are expected to exceed 2018 levels for the remainder of 2019.
Audit, consulting, and legal fees increased in 2018 primarily as a result of one-time charges related to income tax strategies. As a result, fees are not expected to exceed 2018 levels for the remainder of 2019.
Loan underwriting fees increased during the second half of 2018 and continued in the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Expenses in 2019 are not expected to exceed 2018 levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2019	December 31 2018	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$20,679	$73,471	$(52,792)	(71.85)%
AFS securities
Amortized cost of AFS securities	495,299	501,245	(5,946)	(1.19)%
Unrealized gains (losses) on AFS securities	(457)	(6,411)	5,954	N/M
AFS securities	494,842	494,834	8	—%
Mortgage loans AFS	145	358	(213)	(59.50)%
Loans
Gross loans	1,144,832	1,128,707	16,125	1.43%
Less allowance for loan and lease losses	8,398	8,375	23	0.27%
Net loans	1,136,434	1,120,332	16,102	1.44%
Premises and equipment	27,424	27,815	(391)	(1.41)%
Corporate owned life insurance policies	27,906	27,733	173	0.62%
Accrued interest receivable	7,751	6,928	823	11.88%
Equity securities without readily determinable fair values	24,891	24,948	(57)	(0.23)%
Goodwill and other intangible assets	48,432	48,451	(19)	(0.04)%
Other assets	18,470	18,235	235	1.29%
TOTAL ASSETS	$1,806,974	$1,843,105	$(36,131)	(1.96)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,277,963	$1,292,693	$(14,730)	(1.14)%
Borrowed funds	311,684	340,299	(28,615)	(8.41)%
Accrued interest payable and other liabilities	14,914	14,594	320	2.19%
Total liabilities	1,604,561	1,647,586	(43,025)	(2.61)%
Shareholders’ equity	202,413	195,519	6,894	3.53%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,806,974	$1,843,105	$(36,131)	(1.96)%
As shown above, total assets have declined $36,131 since December 31, 2018 which was primarily driven by a decline in cash and cash equivalents. In the current interest rate environment, we have elected to use excess funds to pay down borrowed funds versus acquiring investment securities. We experienced loan growth of $16,125 during the first three months of 2019 which was largely driven by growth in our commercial loan portfolio.
The following table outlines the changes in loans:

	March 31 2019	December 31 2018	$ Change	% Change (unannualized)
Commercial	$677,554	$659,529	$18,025	2.73%
Agricultural	123,393	127,161	(3,768)	(2.96)%
Residential real estate	276,776	275,343	1,433	0.52%
Consumer	67,109	66,674	435	0.65%
Total	$1,144,832	$1,128,707	$16,125	1.43%

The following table displays loan balances as of:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Commercial	$677,554	$659,529	$668,915	$691,623	$643,636
Agricultural	123,393	127,161	129,232	125,249	122,330
Residential real estate	276,776	275,343	276,904	273,607	270,150
Consumer	67,109	66,674	64,879	61,277	56,886
Total	$1,144,832	$1,128,707	$1,139,930	$1,151,756	$1,093,002
While competition for commercial loan opportunities continue to be strong, we experienced growth in this segment of the portfolio during the last 12 months. While the commercial loan portfolio declined during the last half of 2018, we experienced growth in the first quarter of 2019 and expect this growth to continue during the remainder of 2019. The decline in the third quarter of 2018 was largely related to an expected payoff from one customer. Despite a decline in agricultural loans during the quarter, we expect modest change in the agricultural portfolio in 2019. Residential real estate and consumer loans have experienced growth over the last year and are expected to continue to increase during the remainder of 2019.
The following table outlines the changes in deposits:

	March 31 2019	December 31 2018	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$229,865	$236,534	$(6,669)	(2.82)%
Interest bearing demand deposits	236,997	235,287	1,710	0.73%
Savings deposits	385,617	387,252	(1,635)	(0.42)%
Certificates of deposit	361,716	358,127	3,589	1.00%
Brokered certificates of deposit	50,273	62,148	(11,875)	(19.11)%
Internet certificates of deposit	13,495	13,345	150	1.12%
Total	$1,277,963	$1,292,693	$(14,730)	(1.14)%
The following table displays deposit balances as of:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Noninterest bearing demand deposits	$229,865	$236,534	$229,269	$234,377	$223,798
Interest bearing demand deposits	236,997	235,287	235,529	222,678	235,965
Savings deposits	385,617	387,252	359,720	364,387	366,045
Certificates of deposit	361,716	358,127	353,974	352,147	351,238
Brokered certificates of deposit	50,273	62,148	84,720	86,834	101,637
Internet certificates of deposit	13,495	13,345	13,594	14,339	19,185
Total	$1,277,963	$1,292,693	$1,276,806	$1,274,762	$1,297,868
In the past 12 months, we've experienced growth in non-contractual deposits, such as demand and savings deposits. We've also experienced growth in certificates of deposit over the past year. Brokered certificates of deposit offer another source of funding and may fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments. In recent periods, we've used excess liquidity to reduce high-cost deposits. The decrease in total deposits during the first quarter of 2019 was largely driven by this decline in brokered certificates of deposit.

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

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Government sponsored enterprises	$165	$170	$180	$190	$202
States and political subdivisions	191,266	190,866	193,957	202,273	211,633
Auction rate money market preferred	2,819	2,554	3,108	3,135	3,012
Mortgage-backed securities	181,138	184,484	188,136	197,637	206,861
Collateralized mortgage obligations	119,454	116,760	115,758	120,873	126,054
Total	$494,842	$494,834	$501,139	$524,108	$547,762
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs that arise from changes in loans, investments, and deposits. The following table displays borrowed funds balances as of:

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
FHLB advances	$280,000	$300,000	$320,000	$315,000	$260,000
Securities sold under agreements to repurchase without stated maturity dates	29,824	40,299	39,776	31,296	32,913
Federal funds purchased	1,860	—	—	16,200	10,200
Total	$311,684	$340,299	$359,776	$362,496	$303,113
Contractual Obligations and Loan Commitments
We are party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of our customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contractual or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2019	December 31 2018
Unfunded commitments under lines of credit	$190,734	$199,652
Commitments to grant loans	26,763	13,225
Commercial and standby letters of credit	1,738	1,723
Total	$219,235	$214,600
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 61,405 shares or $1,433 of common stock during the first three months of 2019, as compared to 59,560 shares or $1,616 of common stock during the same period in 2018. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $131 and $146 during the three month periods ended March 31, 2019 and 2018, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 26,296 shares or $632 of common stock during the first three months of 2019 and 22,512 shares or $620 during the first three months of 2018. As of March 31, 2019, we were authorized to repurchase up to an additional 141,358 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.91% as of March 31, 2019.
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

	March 31, 2019		December 31, 2018
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.450%	7.000%	12.580%	6.375%
Tier 1 capital	12.450%	8.500%	12.580%	7.875%
Total capital	13.120%	10.500%	13.260%	9.875%
At March 31, 2019, all regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.

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
For further information regarding fair value measurements see “Note 12 – Fair Value” of our interim condensed consolidated financial statements.
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $256,095 or 14.17% of assets as of March 31, 2019, compared to $256,583 or 13.92% as of December 31, 2018. The increase in the percentage of primary liquidity is a direct result of our unencumbered AFS securities' maturity and principal payment activity during 2019. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2019, we had available lines of credit of $169,135.
The following table summarizes our sources and uses of cash for the three month period ended March 31:

	2019	2018	$ Variance
Net cash provided by (used in) operating activities	$3,109	$6,157	$(3,048)
Net cash provided by (used in) investing activities	(11,128)	(9,992)	(1,136)
Net cash provided by (used in) financing activities	(44,773)	(10,301)	(34,472)
Increase (decrease) in cash and cash equivalents	(52,792)	(14,136)	(38,656)
Cash and cash equivalents January 1	73,471	30,848	42,623
Cash and cash equivalents March 31	$20,679	$16,712	$3,967

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
The primary technique to measure IRR is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, loan prepayments, and funding sources. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic rate environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2019, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 and 200 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of March 31, 2019, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	March 31, 2019
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.69)%	(3.01)%	2.74%	5.44%	9.21%	11.87%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(5.64)%	(3.87)%	3.65%	6.81%	10.69%	12.82%

	December 31, 2018
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.90)%	(2.85)%	1.06%	2.67%	5.15%	6.22%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(6.76)%	(4.04)%	1.83%	3.82%	6.53%	6.54%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2019 and December 31, 2018. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Fair values for loans do not reflect the exit price notion as previously disclosed. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2019
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$768	$—	$—	$—	$—	$—	$768	$768
Average interest rates	2.58%	—%	—%	—%	—%	—%	2.58%
AFS securities	$84,710	$75,088	$71,908	$76,702	$45,712	$140,722	$494,842	$494,842
Average interest rates	2.52%	2.64%	2.60%	2.44%	2.50%	2.65%	2.57%
Fixed interest rate loans (1)	$163,684	$125,491	$137,705	$118,616	$108,484	$172,359	$826,339	$795,240
Average interest rates	4.40%	4.42%	4.36%	4.48%	4.43%	4.24%	4.38%
Variable interest rate loans (1)	$70,031	$30,361	$44,085	$25,310	$23,231	$125,475	$318,493	$310,434
Average interest rates	6.11%	5.72%	5.77%	5.30%	4.88%	4.42%	5.21%
Rate sensitive liabilities
Fixed rate borrowed funds	$86,684	$45,000	$60,000	$30,000	$50,000	$30,000	$301,684	$298,741
Average interest rates	1.11%	2.28%	1.93%	2.86%	2.64%	2.36%	2.00%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$10,020
Average interest rates	—%	—%	2.99%	—%	—%	—%	2.99%
Savings and NOW accounts	$54,217	$49,922	$44,770	$40,185	$36,106	$397,414	$622,614	$622,614
Average interest rates	0.51%	0.49%	0.49%	0.48%	0.48%	0.44%	0.45%
Fixed interest rate certificates of deposit	$201,704	$61,519	$84,825	$37,401	$29,283	$4,816	$419,548	$415,826
Average interest rates	1.80%	2.06%	2.27%	2.05%	2.36%	2.06%	2.00%
Variable interest rate certificates of deposit	$5,212	$724	$—	$—	$—	$—	$5,936	$5,912
Average interest rates	2.23%	1.76%	—%	—%	—%	—%	2.17%

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$49,837	$100	$—	$—	$—	$—	$49,937	$49,937
Average interest rates	1.85%	1.72%	—%	—%	—%	—%	1.85%
AFS securities	$84,691	$77,165	$70,081	$70,033	$59,541	$133,323	$494,834	$494,834
Average interest rates	2.49%	2.62%	2.60%	2.43%	2.52%	2.75%	2.59%
Fixed interest rate loans (1)	$152,336	$118,585	$142,107	$113,587	$119,069	$188,082	$833,766	$792,394
Average interest rates	4.44%	4.37%	4.34%	4.46%	4.49%	4.23%	4.38%
Variable interest rate loans (1)	$70,336	$30,855	$42,968	$22,766	$18,685	$109,331	$294,941	$287,196
Average interest rates	6.14%	5.75%	5.76%	5.22%	5.01%	4.16%	5.16%
Rate sensitive liabilities
Fixed rate borrowed funds	$140,299	$55,000	$50,000	$20,000	$35,000	$30,000	$330,299	$323,903
Average interest rates	1.41%	2.18%	1.91%	1.97%	3.17%	2.36%	1.92%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$9,926
Average interest rates	—%	—%	2.62%	—%	—%	—%	2.62%
Savings and NOW accounts	$55,248	$49,944	$44,783	$40,191	$36,105	$396,268	$622,539	$622,539
Average interest rates	0.52%	0.51%	0.50%	0.50%	0.49%	0.44%	0.46%
Fixed interest rate certificates of deposit	$227,451	$54,051	$65,036	$41,502	$31,714	$6,968	$426,722	$419,116
Average interest rates	1.63%	1.90%	2.09%	1.99%	2.23%	2.14%	1.82%
Variable interest rate certificates of deposit	$4,898	$2,000	$—	$—	$—	$—	$6,898	$6,877
Average interest rates	2.32%	2.61%	—%	—%	—%	—%	2.40%
 (1) The fair value reported is exclusive of the allocation of the ALLL.
We do not believe there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. We do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term and we do not expect to make material changes to our market risk methods in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table provides information for the three month period ended March 31, 2019, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				167,654
January 1 - 31	2,139	$22.44	2,139	165,515
February 1 - 28	1,916	22.96	1,916	163,599
March 1 - 31	22,241	24.23	22,241	141,358
Balance, March 31	26,296	$24.00	26,296	141,358
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

Isabella Bank Corporation

Date:	May 1, 2019	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2019	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)