Form 10-Q
period 2019-06-30
ISABELLA BANK Corp
filed 2019-08-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,917,099 as of August 6, 2019.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2019	December 31 2018
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,935	$23,534
Interest bearing balances due from banks	14,027	49,937
Total cash and cash equivalents	35,962	73,471
AFS securities, at fair value	470,449	494,834
Mortgage loans AFS	1,372	358
Loans
Commercial	701,954	659,529
Agricultural	120,363	127,161
Residential real estate	283,285	275,343
Consumer	71,020	66,674
Gross loans	1,176,622	1,128,707
Less allowance for loan and lease losses	8,037	8,375
Net loans	1,168,585	1,120,332
Premises and equipment	26,954	27,815
Corporate owned life insurance policies	28,090	27,733
Accrued interest receivable	6,193	6,928
Equity securities without readily determinable fair values	25,024	24,948
Goodwill and other intangible assets	48,413	48,451
Other assets	13,550	17,632
TOTAL ASSETS	$1,824,592	$1,842,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$244,240	$236,534
NOW accounts	228,704	235,287
Certificates of deposit under $250 and other savings	722,860	744,944
Certificates of deposit over $250	85,614	75,928
Total deposits	1,281,418	1,292,693
Borrowed funds	320,462	340,299
Accrued interest payable and other liabilities	14,598	13,991
Total liabilities	1,616,478	1,646,983
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,918,494 shares (including 40,514 shares held in the Rabbi Trust) in 2019 and 7,870,969 shares (including 16,673 shares held in the Rabbi Trust) in 2018	140,965	140,416
Shares to be issued for deferred compensation obligations	5,434	5,431
Retained earnings	60,948	57,357
Accumulated other comprehensive income (loss)	767	(7,685)
Total shareholders’ equity	208,114	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,824,592	$1,842,502

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest income
Loans, including fees	$13,587	$12,076	$26,478	$23,372
AFS securities
Taxable	1,873	2,110	3,831	4,232
Nontaxable	1,207	1,331	2,460	2,713
Federal funds sold and other	148	196	527	517
Total interest income	16,815	15,713	33,296	30,834
Interest expense
Deposits	2,865	2,230	5,583	4,276
Borrowings	1,662	1,511	3,236	2,866
Total interest expense	4,527	3,741	8,819	7,142
Net interest income	12,288	11,972	24,477	23,692
Provision for loan losses	(179)	328	(145)	712
Net interest income after provision for loan losses	12,467	11,644	24,622	22,980
Noninterest income
Service charges and fees	1,540	1,488	3,001	2,976
Investment and Trust advisory fees	780	738	1,457	1,396
Earnings on corporate owned life insurance policies	201	185	374	366
Net gain on sale of mortgage loans	116	87	209	168
Other	374	242	449	332
Total noninterest income	3,011	2,740	5,490	5,238
Noninterest expenses
Compensation and benefits	5,957	5,679	11,679	11,173
Furniture and equipment	1,409	1,537	2,903	2,986
Occupancy	834	807	1,764	1,631
Other	2,549	2,765	5,192	5,105
Total noninterest expenses	10,749	10,788	21,538	20,895
Income before federal income tax expense	4,729	3,596	8,574	7,323
Federal income tax expense	541	263	890	528
NET INCOME	$4,188	$3,333	$7,684	$6,795
Earnings per common share
Basic	$0.53	$0.42	$0.97	$0.86
Diluted	$0.52	$0.41	$0.95	$0.84
Cash dividends per common share	$0.26	$0.26	$0.52	$0.52

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$4,188	$3,333	$7,684	$6,795
Unrealized gains (losses) on AFS securities arising during the period	4,876	(1,978)	10,830	(10,035)
Tax effect (1)	(1,018)	442	(2,213)	2,126
Unrealized gains (losses) on AFS securities, net of tax	3,858	(1,536)	8,617	(7,909)
Unrealized gains (losses) on derivative instruments arising during the period	(127)	31	(208)	153
Tax effect (1)	26	(6)	43	(32)
Unrealized gains (losses) on derivative instruments, net of tax	(101)	25	(165)	121
Other comprehensive income (loss), net of tax	3,757	(1,511)	8,452	(7,788)
Comprehensive income (loss)	$7,945	$1,822	$16,136	$(993)

(1)	See “Note 11 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	6,795	(7,788)	(993)
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	121,437	3,272	—	—	—	3,272
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	383	(383)	—	—	—
Share-based payment awards under equity compensation plan	—	—	304	—	—	304
Common stock purchased for deferred compensation obligations	—	(205)	—	—	—	(205)
Common stock repurchased pursuant to publicly announced repurchase plan	(45,480)	(1,238)	—	—	—	(1,238)
Cash dividends paid ($0.52 per common share)	—	—	—	(4,096)	—	(4,096)
Balance, June 30, 2018	7,933,250	$142,489	$5,423	$54,204	$(10,167)	$191,949
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	7,684	8,452	16,136
Issuance of common stock	104,598	2,436	—	—	—	2,436
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	271	—	—	271
Common stock purchased for deferred compensation obligations	—	(816)	—	—	—	(816)
Common stock repurchased pursuant to publicly announced repurchase plan	(57,073)	(1,339)	—	—	—	(1,339)
Cash dividends paid ($0.52 per common share)	—	—	—	(4,093)	—	(4,093)
Balance, June 30, 2019	7,918,494	$140,965	$5,434	$60,948	$767	$208,114

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2019	2018
OPERATING ACTIVITIES
Net income	$7,684	$6,795
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(76)	(64)
Provision for loan losses	(145)	712
Depreciation	1,476	1,448
Amortization of OMSR	118	153
Amortization of acquisition intangibles	38	50
Net amortization of AFS securities	882	969
Net unrealized (gains) losses on equity securities, at fair value	—	41
Net (gains) losses on sale of equity securities, at fair value	—	(1)
Net gain on sale of mortgage loans	(209)	(168)
Increase in cash value of corporate owned life insurance policies, net of expenses	(357)	(351)
Share-based payment awards under equity compensation plan	271	304
Origination of loans held-for-sale	(14,110)	(10,178)
Proceeds from loan sales	13,305	10,486
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	735	1,379
Other assets	1,744	(64)
Accrued interest payable and other liabilities	756	94
Net cash provided by (used in) operating activities	12,112	11,605
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	43,296	39,609
Purchases	(8,963)	(25,991)
Sale of equity securities, at fair value	—	3,537
Net loan principal (originations) collections	(48,585)	(60,517)
Proceeds from sales of foreclosed assets	319	192
Purchases of premises and equipment	(615)	(1,265)
Purchases of FHLB Stock	—	(225)
Funding of low income housing tax credit investments	(149)	(435)
Net cash provided by (used in) investing activities	(14,697)	(45,095)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(11,275)	$9,504
Net increase (decrease) in borrowed funds	(19,837)	17,618
Cash dividends paid on common stock	(4,093)	(4,096)
Proceeds from issuance of common stock	2,436	3,272
Common stock repurchased	(1,339)	(1,238)
Common stock purchased for deferred compensation obligations	(816)	(205)
Net cash provided by (used in) financing activities	(34,924)	24,855
Increase (decrease) in cash and cash equivalents	(37,509)	(8,635)
Cash and cash equivalents at beginning of period	73,471	30,848
Cash and cash equivalents at end of period	$35,962	$22,213
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$8,760	$7,120
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$477	$68

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications: Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform with the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $1,725). This resulted in a $5,195 increase in total assets as of December 31, 2018. All other balances and ratios were not materially impacted.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance was effective on January 1, 2019. We reviewed our lease agreements to determine the appropriate treatment under this guidance. These changes resulted in the recognition of a $72 operating lease asset and liability on the balance sheet as of January 1, 2019 which was restated prospectively. Given the current insignificant impact to our operating results, further financial statement disclosures were not considered necessary as of June 30, 2019.
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
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed and has developed a road map to implementation, and the committee is accountable for timely and accurate adoption of the guidance. A company that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We will run parallel processes which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$160	$—	$—	$160
States and political subdivisions	172,197	4,546	1	176,742
Auction rate money market preferred	3,200	—	351	2,849
Mortgage-backed securities	173,992	621	1,273	173,340
Collateralized mortgage obligations	116,481	1,130	253	117,358
Total	$466,030	$6,297	$1,878	$470,449

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$172	$—	$2	$170
States and political subdivisions	188,992	2,125	251	190,866
Auction rate money market preferred	3,200	—	646	2,554
Mortgage-backed securities	189,688	76	5,280	184,484
Collateralized mortgage obligations	119,193	71	2,504	116,760
Total	$501,245	$2,272	$8,683	$494,834
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2019 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$160	$—	$—	$—	$160
States and political subdivisions	28,931	71,394	44,668	27,204	—	172,197
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	173,992	173,992
Collateralized mortgage obligations	—	—	—	—	116,481	116,481
Total amortized cost	$28,931	$71,554	$44,668	$27,204	$293,673	$466,030
Fair value	$29,073	$73,042	$46,185	$28,602	$293,547	$470,449
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
The following information pertains to AFS securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—	$—	$—
States and political subdivisions	—	—	1	824	1
Auction rate money market preferred	—	—	351	2,849	351
Mortgage-backed securities	6	3,193	1,267	106,137	1,273
Collateralized mortgage obligations	—	—	253	23,423	253
Total	$6	$3,193	$1,872	$133,233	$1,878
Number of securities in an unrealized loss position:		1		39	40

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$2	$170	$2
States and political subdivisions	83	14,732	168	15,090	251
Auction rate money market preferred	—	—	646	2,554	646
Mortgage-backed securities	896	43,485	4,384	124,253	5,280
Collateralized mortgage obligations	199	21,886	2,305	87,929	2,504
Total	$1,178	$80,103	$7,505	$229,996	$8,683
Number of securities in an unrealized loss position:		66		102	168
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of June 30, 2019 and December 31, 2018, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis which included the criteria outlined above and the fact that we have asserted that we do not have to sell AFS securities in an unrealized loss position, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of June 30, 2019 or December 31, 2018, with the exception of one municipal bond previously identified which had no activity during the period.

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
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual term of the loan. In all cases, a loan is placed in nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $40,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2019	$2,248	$775	$2,305	$891	$2,179	$8,398
Charge-offs	(164)	—	(94)	(75)	—	(333)
Recoveries	22	—	91	38	—	151
Provision for loan losses	(26)	(163)	(420)	73	357	(179)
June 30, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037

	Allowance for Loan Losses
	Six Months Ended June 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(172)	—	(96)	(203)	—	(471)
Recoveries	74	—	118	86	—	278
Provision for loan losses	(385)	(163)	(132)	187	348	(145)
June 30, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$58	$123	$1,298	$—	$—	$1,479
Collectively evaluated for impairment	2,022	489	584	927	2,536	6,558
Total	$2,080	$612	$1,882	$927	$2,536	$8,037
Loans
Individually evaluated for impairment	$9,029	$13,472	$6,389	$7		$28,897
Collectively evaluated for impairment	692,925	106,891	276,896	71,013		1,147,725
Total	$701,954	$120,363	$283,285	$71,020		$1,176,622

	Allowance for Loan Losses
	Three Months Ended June 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2018	$1,840	$1,224	$2,482	$795	$1,859	$8,200
Charge-offs	(489)	—	(29)	(48)	—	(566)
Recoveries	101	—	69	68	—	238
Provision for loan losses	745	(242)	(355)	67	113	328
June 30, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200

	Allowance for Loan Losses
	Six Months Ended June 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(494)	—	(39)	(136)	—	(669)
Recoveries	204	—	125	128	—	457
Provision for loan losses	781	371	(482)	(10)	52	712
June 30, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$443	$132	$1,363	$—	$—	$1,938
Collectively evaluated for impairment	2,120	643	629	857	2,188	6,437
Total	$2,563	$775	$1,992	$857	$2,188	$8,375
Loans
Individually evaluated for impairment	$9,899	$14,298	$6,893	$9		$31,099
Collectively evaluated for impairment	649,630	112,863	268,450	66,665		1,097,608
Total	$659,529	$127,161	$275,343	$66,674		$1,128,707

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	June 30, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$19	$—	$19	$—	$—	$—	$19
2 - High quality	3,324	14,853	—	18,177	2,333	405	2,738	20,915
3 - High satisfactory	121,222	46,845	37,966	206,033	17,632	5,814	23,446	229,479
4 - Low satisfactory	359,329	88,910	—	448,239	44,106	19,816	63,922	512,161
5 - Special mention	16,631	5,768	—	22,399	10,060	5,065	15,125	37,524
6 - Substandard	4,803	592	—	5,395	6,013	3,587	9,600	14,995
7 - Vulnerable	450	1,242	—	1,692	3,593	1,939	5,532	7,224
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$505,759	$158,229	$37,966	$701,954	$83,737	$36,626	$120,363	$822,317

	December 31, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$21	$31	$—	$52	$51	$28	$79	$131
2 - High quality	4,564	13,473	—	18,037	2,729	613	3,342	21,379
3 - High satisfactory	127,573	43,199	11,793	182,565	18,325	7,039	25,364	207,929
4 - Low satisfactory	344,920	84,634	—	429,554	46,636	19,344	65,980	495,534
5 - Special mention	12,847	5,287	—	18,134	10,520	5,624	16,144	34,278
6 - Substandard	7,428	2,002	—	9,430	6,343	4,960	11,303	20,733
7 - Vulnerable	334	1,423	—	1,757	2,716	2,233	4,949	6,706
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$497,687	$150,049	$11,793	$659,529	$87,320	$39,841	$127,161	$786,690
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$47	$—	$—	$450	$497	$505,262	$505,759
Commercial other	484	20	—	1,242	1,746	156,483	158,229
Advances to mortgage brokers	—	—	—	—	—	37,966	37,966
Total commercial	531	20	—	1,692	2,243	699,711	701,954
Agricultural
Agricultural real estate	609	280	—	3,593	4,482	79,255	83,737
Agricultural other	251	—	—	1,939	2,190	34,436	36,626
Total agricultural	860	280	—	5,532	6,672	113,691	120,363
Residential real estate
Senior liens	334	133	110	883	1,460	241,243	242,703
Junior liens	6	—	—	—	6	6,378	6,384
Home equity lines of credit	224	—	—	—	224	33,974	34,198
Total residential real estate	564	133	110	883	1,690	281,595	283,285
Consumer
Secured	38	50	—	—	88	67,256	67,344
Unsecured	4	2	—	—	6	3,670	3,676
Total consumer	42	52	—	—	94	70,926	71,020
Total	$1,997	$485	$110	$8,107	$10,699	$1,165,923	$1,176,622

	December 31, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$60	$—	$—	$334	$394	$497,293	$497,687
Commercial other	277	628	—	1,423	2,328	147,721	150,049
Advances to mortgage brokers	—	—	—	—	—	11,793	11,793
Total commercial	337	628	—	1,757	2,722	656,807	659,529
Agricultural
Agricultural real estate	428	—	—	2,716	3,144	84,176	87,320
Agricultural other	—	—	—	2,233	2,233	37,608	39,841
Total agricultural	428	—	—	4,949	5,377	121,784	127,161
Residential real estate
Senior liens	2,254	203	113	554	3,124	233,438	236,562
Junior liens	2	6	—	—	8	6,001	6,009
Home equity lines of credit	76	—	—	—	76	32,696	32,772
Total residential real estate	2,332	209	113	554	3,208	272,135	275,343
Consumer
Secured	95	—	—	—	95	62,721	62,816
Unsecured	10	—	—	—	10	3,848	3,858
Total consumer	105	—	—	—	105	66,569	66,674
Total	$3,202	$837	$113	$7,260	$11,412	$1,117,295	$1,128,707
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$2,144	$2,385	$53	$3,969	$4,211	$437
Commercial other	11	11	5	12	12	6
Agricultural real estate	1,513	1,513	97	392	392	112
Agricultural other	1,237	1,237	26	44	44	20
Residential real estate senior liens	6,347	6,818	1,296	6,834	7,289	1,361
Residential real estate junior liens	12	12	2	12	12	2
Total impaired loans with a valuation allowance	11,264	11,976	1,479	11,263	11,960	1,938
Impaired loans without a valuation allowance
Commercial real estate	4,189	4,328		2,794	2,947
Commercial other	2,685	2,685		3,124	3,231
Agricultural real estate	6,985	6,985		7,618	7,618
Agricultural other	3,737	3,737		6,244	6,287
Home equity lines of credit	30	330		47	347
Consumer secured	7	7		9	9
Total impaired loans without a valuation allowance	17,633	18,072		19,836	20,439
Impaired loans
Commercial	9,029	9,409	58	9,899	10,401	443
Agricultural	13,472	13,472	123	14,298	14,341	132
Residential real estate	6,389	7,160	1,298	6,893	7,648	1,363
Consumer	7	7	—	9	9	—
Total impaired loans	$28,897	$30,048	$1,479	$31,099	$32,399	$1,938

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended June 30
	2019		2018
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,497	$7	$5,006	$13
Commercial other	11	—	1,463	15
Agricultural real estate	951	57	639	2
Agricultural other	641	9	—	—
Residential real estate senior liens	6,439	19	7,747	16
Residential real estate junior liens	12	—	30	—
Total impaired loans with a valuation allowance	10,551	92	14,885	46
Impaired loans without a valuation allowance
Commercial real estate	3,985	21	3,084	12
Commercial other	2,751	13	1,301	2
Agricultural real estate	7,307	58	7,610	237
Agricultural other	4,833	86	3,933	115
Home equity lines of credit	34	—	68	—
Consumer secured	8	—	12	—
Total impaired loans without a valuation allowance	18,918	178	16,008	366
Impaired loans
Commercial	9,244	41	10,854	42
Agricultural	13,732	210	12,182	354
Residential real estate	6,485	19	7,845	16
Consumer	8	—	12	—
Total impaired loans	$29,469	$270	$30,893	$412

	Six Months Ended June 30
	2019		2018
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,952	$56	$5,012	$104
Commercial other	11	—	1,505	39
Agricultural real estate	671	63	540	6
Agricultural other	343	9	—	—
Residential real estate senior liens	6,561	87	7,785	90
Residential real estate junior liens	12	—	35	—
Total impaired loans with a valuation allowance	10,550	215	14,877	239
Impaired loans without a valuation allowance
Commercial real estate	3,636	74	2,606	47
Commercial other	2,861	34	1,248	19
Agricultural real estate	7,465	65	7,804	277
Agricultural other	5,460	156	3,264	151
Home equity lines of credit	38	6	72	5
Consumer secured	8	—	13	—
Total impaired loans without a valuation allowance	19,468	335	15,007	499
Impaired loans
Commercial	9,460	164	10,371	209
Agricultural	13,939	293	11,608	434
Residential real estate	6,611	93	7,892	95
Consumer	8	—	13	—
Total impaired loans	$30,018	$550	$29,884	$738
We had committed to advance $444 and $542 in connection with impaired loans, which includes TDRs, as of June 30, 2019 and December 31, 2018, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended June 30
	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$37	$37	1	$105	$105
Agricultural other	1	1,311	1,311	13	3,330	3,306
Residential real estate	—	—	—	5	327	327
Total	2	$1,348	$1,348	19	$3,762	$3,738

	Six Months Ended June 30
	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$184	$184	4	$1,360	$1,360
Agricultural other	3	1,834	1,834	15	4,391	4,368
Residential real estate	—	—	—	7	493	493
Total	5	$2,018	$2,018	26	$6,244	$6,221
The following is a summary of concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30
	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$37	—	$—	1	$105
Agricultural other	—	—	1	1,311	6	1,770	7	1,560
Residential real estate	—	—	—	—	1	56	4	271
Total	—	$—	2	$1,348	7	$1,826	12	$1,936

	Six Months Ended June 30
	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	2	$184	1	$174	3	$1,186
Agricultural other	—	—	3	1,834	7	1,868	8	2,523
Residential real estate	—	—	—	—	1	56	6	437
Total	—	$—	5	$2,018	9	$2,098	17	$4,146
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2019 or 2018.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

We had no loans that defaulted in the three and six month periods ended June 30, 2019 and 2018 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30 2019	December 31 2018
TDRs	$25,965	$26,951
Note 5 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2019	December 31 2018
FHLB Stock	$15,050	$15,050
Corporate Settlement Solutions, LLC	7,641	7,565
FRB Stock	1,999	1,999
Other	334	334
Total	$25,024	$24,948
Note 6 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
FHLB advances	$295,000	2.27%	$300,000	2.20%
Securities sold under agreements to repurchase without stated maturity dates	25,462	0.09%	40,299	0.11%
Total	$320,462	2.10%	$340,299	1.95%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Fixed rate due 2019	$50,000	1.89%	$100,000	1.94%
Fixed rate due 2020	55,000	2.18%	55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.82%	10,000	2.93%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	35,000	3.17%
Fixed rate due 2024	55,000	2.68%	20,000	2.96%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$295,000	2.27%	$300,000	2.20%

(1)	Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $25,477 and $40,316 at June 30, 2019 and December 31, 2018, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following tables provide a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30
	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$26,761	$26,569	0.09%	$34,242	$32,957	0.09%
Federal funds purchased	7,070	1,982	2.65%	16,200	9,199	1.82%

	Six Months Ended June 30
	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$37,441	$30,755	0.04%	$38,967	$34,467	0.09%
Federal funds purchased	7,070	1,224	1.71%	16,200	6,843	1.77%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2019	December 31 2018
Pledged to secure borrowed funds	$427,819	$431,430
Pledged to secure repurchase agreements	25,477	40,316
Pledged for public deposits and for other purposes necessary or required by law	34,177	58,107
Total	$487,473	$529,853
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2019	December 31 2018
States and political subdivisions	$25,477	$23,268
Mortgage-backed securities	—	10,736
Collateralized mortgage obligations	—	6,312
Total	$25,477	$40,316
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy required collateral.
As of June 30, 2019, we had the ability to borrow up to an additional $153,006, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
Derivative Instruments
We have entered into interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We have entered into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	June 30, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.8	$10,000	Other Assets	$115

	December 31, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.3	$10,000	Other Assets	$323
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three and six month periods ended June 30, 2019 and 2018, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three and six month periods ended June 30, 2019 and 2018.
Our contracts with customers define our performance obligations with clearly established pricing which does not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Debit card income	$657	$621	$1,240	$1,209
Trust service fees	602	564	1,111	1,066
Investment advisory fees	178	174	346	330
Service charges and fees related to deposit accounts	79	82	158	167
Total	$1,516	$1,441	$2,855	$2,772
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Audit, consulting, and legal fees	$461	$661	$916	$1,179
ATM and debit card fees	298	234	546	466
Loan underwriting fees	168	165	484	314
Director fees	190	222	397	431
Memberships and subscriptions	176	146	343	269
FDIC insurance premiums	162	156	332	320
Donations and community relations	190	210	330	361
Marketing costs	171	149	313	259
Education and travel	56	101	213	216
All other	677	721	1,318	1,290
Total other	$2,549	$2,765	$5,192	$5,105
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Income taxes at statutory rate	$994	$755	$1,801	$1,538
Effect of nontaxable income
Interest income on tax exempt municipal securities	(236)	(264)	(480)	(538)
Earnings on corporate owned life insurance policies	(43)	(38)	(79)	(74)
Effect of tax credits	(177)	(201)	(357)	(401)
Other	(4)	(8)	(8)	(19)
Total effect of nontaxable income	(460)	(511)	(924)	(1,032)
Effect of nondeductible expenses	7	19	13	22
Federal income tax expense	$541	$263	$890	$528

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Average number of common shares outstanding for basic calculation	7,910,512	7,912,374	7,895,610	7,887,961
Average potential effect of common shares in the Directors Plan (1)	179,364	173,222	189,355	186,174
Average number of common shares outstanding used to calculate diluted earnings per common share	8,089,876	8,085,596	8,084,965	8,074,135
Net income	$4,188	$3,333	$7,684	$6,795
Earnings per common share
Basic	$0.53	$0.42	$0.97	$0.86
Diluted	$0.52	$0.41	$0.95	$0.84

(1)	Exclusive of shares held in the Rabbi Trust
Note 11 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2019				2018
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$(441)	$192	$(2,741)	$(2,990)	$(5,759)	$326	$(3,223)	$(8,656)
OCI before reclassifications	4,876	(127)	—	4,749	(1,978)	31	—	(1,947)
Tax effect	(1,018)	26	—	(992)	442	(6)	—	436
OCI, net of tax	3,858	(101)	—	3,757	(1,536)	25	—	(1,511)
Balance, June 30	$3,417	$91	$(2,741)	$767	$(7,295)	$351	$(3,223)	$(10,167)

	Six Months Ended June 30
	2019				2018
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$(5,200)	$256	$(2,741)	$(7,685)	$391	$230	$(3,223)	$(2,602)
OCI before reclassifications	10,830	(208)	—	10,622	(10,035)	153	—	(9,882)
Tax effect	(2,213)	43	—	(2,170)	2,126	(32)	—	2,094
OCI, net of tax	8,617	(165)	—	8,452	(7,909)	121	—	(7,788)
Adoption of ASU 2016-01	—	—	—	—	223	—	—	223
Balance, June 30	$3,417	$91	$(2,741)	$767	$(7,295)	$351	$(3,223)	$(10,167)
Included in OCI for the three and six month periods ended June 30, 2019 and 2018 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$30	$4,846	$4,876	$123	$(2,101)	$(1,978)
Tax effect	—	(1,018)	(1,018)	—	442	442
Unrealized gains (losses), net of tax	$30	$3,828	$3,858	$123	$(1,659)	$(1,536)

	Six Months Ended June 30
	2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$295	$10,535	$10,830	$86	$(10,121)	$(10,035)
Tax effect	—	(2,213)	(2,213)	—	2,126	2,126
Unrealized gains (losses), net of tax	$295	$8,322	$8,617	$86	$(7,995)	$(7,909)

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

The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 50%
		Cash crop inventory	30% - 40%
Discounted value	$18,788	Livestock	30%
		Other inventory	50%
		Accounts receivable	25%
		Liquor license	75%
		Furniture, fixtures & equipment	45%

	December 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$20,045	Livestock	30%
		Other inventory	45% - 50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$35,962	$35,962	$35,962	$—	$—
Mortgage loans AFS	1,372	1,384	—	1,384	—
Gross loans	1,176,622	1,157,377	—	—	1,157,377
Less allowance for loan and lease losses	8,037	8,037	—	—	8,037
Net loans	1,168,585	1,149,340	—	—	1,149,340
Accrued interest receivable	6,193	6,193	6,193	—	—
Equity securities without readily determinable fair values (1)	25,024	N/A	—	—	—
OMSR	2,397	2,397	—	2,397	—
LIABILITIES
Deposits without stated maturities	851,932	851,932	851,932	—	—
Deposits with stated maturities	429,486	429,361	—	429,361	—
Borrowed funds	320,462	321,483	—	321,483	—
Accrued interest payable	885	885	885	—	—

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$73,471	$73,471	$73,471	$—	$—
Mortgage loans AFS	358	365	—	365	—
Gross loans	1,128,707	1,099,645	—	—	1,099,645
Less allowance for loan and lease losses	8,375	8,375	—	—	8,375
Net loans	1,120,332	1,091,270	—	—	1,091,270
Accrued interest receivable	6,928	6,928	6,928	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,434	2,602	—	2,602	—
LIABILITIES
Deposits without stated maturities	859,073	859,073	859,073	—	—
Deposits with stated maturities	433,620	425,993	—	425,993	—
Borrowed funds	340,299	333,829	—	333,829	—
Accrued interest payable	826	826	826	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$160	$—	$160	$—	$170	$—	$170	$—
States and political subdivisions	176,742	—	176,742	—	190,866	—	190,866	—
Auction rate money market preferred	2,849	—	2,849	—	2,554	—	2,554	—
Mortgage-backed securities	173,340	—	173,340	—	184,484	—	184,484	—
Collateralized mortgage obligations	117,358	—	117,358	—	116,760	—	116,760	—
Total AFS securities	470,449	—	470,449	—	494,834	—	494,834	—
Derivative instruments	115	—	115	—	323	—	323	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,788	—	—	18,788	20,045	—	—	20,045
Total	$489,352	$—	$470,564	$18,788	$515,202	$—	$495,157	$20,045
Percent of assets and liabilities measured at fair value		—%	96.16%	3.84%		—%	96.11%	3.89%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2019.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2019	December 31 2018
ASSETS
Cash on deposit at the Bank	$2,009	$2,499
Investments in subsidiaries	153,204	143,942
Premises and equipment	1,562	1,912
Other assets	51,973	51,674
TOTAL ASSETS	$208,748	$200,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$634	$4,508
Shareholders' equity	208,114	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,748	$200,027
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Income
Dividends from subsidiaries	$2,100	$3,900	$3,100	$6,000
Interest income	2	—	4	—
Other income	232	855	213	1,530
Total income	2,334	4,755	3,317	7,530
Expenses
Compensation and benefits	—	1,175	—	2,159
Occupancy and equipment	14	126	29	249
Audit, consulting, and legal fees	115	208	245	432
Director fees	89	104	187	207
Other	328	172	618	308
Total expenses	546	1,785	1,079	3,355
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,788	2,970	2,238	4,175
Federal income tax benefit	64	192	179	380
Income before equity in undistributed earnings of subsidiaries	1,852	3,162	2,417	4,555
Undistributed earnings of subsidiaries	2,336	171	5,267	2,240
Net income	$4,188	$3,333	$7,684	$6,795

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2019	2018
Operating activities
Net income	$7,684	$6,795
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(5,267)	(2,240)
Undistributed earnings of equity securities without readily determinable fair values	(76)	(64)
Share-based payment awards under equity compensation plan	271	304
Depreciation	23	64
Changes in operating assets and liabilities which provided (used) cash
Other assets	5	1,084
Other liabilities	682	(837)
Net cash provided by (used in) operating activities	3,322	5,106
Investing activities
Sales (purchases) of premises and equipment	—	(16)
Net cash provided by (used in) investing activities	—	(16)
Financing activities
Cash dividends paid on common stock	(4,093)	(4,096)
Proceeds from the issuance of common stock	2,436	3,272
Common stock repurchased	(1,339)	(1,238)
Common stock purchased for deferred compensation obligations	(816)	(205)
Net cash provided by (used in) financing activities	(3,812)	(2,267)
Increase (decrease) in cash and cash equivalents	(490)	2,823
Cash and cash equivalents at beginning of period	2,499	185
Cash and cash equivalents at end of period	$2,009	$3,008
On January 1, 2019, there was a transaction to restructure the Bank and the parent holding company for the purpose of better-organizing the entities for present and future needs.  The transaction is expected to produce future benefits for us in the form of reduced operational costs and better-managed risk.  Assets and liabilities transferred from the parent company to the Bank relate primarily to capital assets, net deferred income tax asset, prepaid assets, employee benefits payable, accrued expenses, and a pension plan.  Effective January 1, 2019, all employee compensation and benefit expenses will be recognized by the Bank, where expenses related to certain administrative functions were previously recognized by the parent holding company.  Similarly, expenses related to most capital assets will be recognized by the Bank.
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2019 and 2018 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section is a review of our financial condition and the results of our operations for the unaudited three and six month periods ended June 30, 2019 and 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2019, we reported net income of $4,188 and $7,684 and earnings per common share of $0.53 and $0.97, respectively. Net income and earnings per common share for the same periods of 2018 were $3,333 and $6,795 and $0.42 and $0.86, respectively. A combination of improved yields and growth in our loan portfolio over the past twelve months were large drivers of a $2,462 increase in interest income for the first six months of 2019 compared to the same period in 2018. Interest expense on deposits and borrowings increased $1,677 for the six month period ended June 30, 2019 when compared to the same period in 2018. Credit quality improvements resulted in a negative loan loss provision expense of $145 for the first six months of 2019. Noninterest income increased $252 during the first six months of 2019 when compared to the same period in 2018 largely due to Investment and Trust advisory fees. Noninterest expenses for the first six months of 2019 exceeded noninterest expenses for the same period in 2018 by $643. Employee merit increases, loan expenses related to growth initiatives, and recent changes to our incentive plans account for a significant portion of the increase.
As of June 30, 2019, total assets and assets under management were $1,824,592 and $2,568,834, respectively. Assets under management include loans sold and serviced of $257,062 and assets managed by our Investment and Trust Services Department of $487,180, in addition to assets on our consolidated balance sheet. As a result of the flat yield curve that has existed for several months, the opportunity to fund the purchase of new investment securities, with either new borrowings or excess liquidity, at an acceptable margin has been minimal. Consequently, we utilized available cash flows to pay down maturing borrowings and other higher cost funding sources, resulting in a decline in total assets as of June 30, 2019 when compared to December 31, 2018. Loans outstanding as of June 30, 2019 totaled $1,176,622. During the first six months of 2019, gross loans increased $47,915 which was largely driven by growth in our commercial loan portfolio. Total deposits declined $11,275 during the year due to a decline in Trust related savings deposits and totaled $1,281,418 as of June 30, 2019. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 3.04% and 3.02% for the three and six months ended June 30, 2019, respectively. Management has implemented various initiatives which, over time, are expected to improve our net yield on interest earning assets. These initiatives include transitioning a larger percentage of assets from lower yielding investment securities to higher yielding loan opportunities, continued growth of the loan portfolio, and enhanced pricing strategies related to loan and deposit products. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, increasing our presence within our geographical footprint, and managing operating costs.
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
Reclassifications
Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $1,725). This resulted in a $5,195 increase in total assets as of December 31, 2018. All other balances and ratios were not materially impacted.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
INCOME STATEMENT DATA
Interest income	$16,815	$16,481	$16,611	$16,419	$15,713
Interest expense	4,527	4,292	4,258	4,231	3,741
Net interest income	12,288	12,189	12,353	12,188	11,972
Provision for loan losses	(179)	34	342	(76)	328
Noninterest income	3,011	2,479	2,860	2,863	2,740
Noninterest expenses	10,749	10,789	10,865	11,072	10,788
Federal income tax expense	541	349	476	359	263
Net income	$4,188	$3,496	$3,530	$3,696	$3,333
PER SHARE
Basic earnings	$0.53	$0.44	$0.45	$0.47	$0.42
Diluted earnings	$0.52	$0.43	$0.44	$0.46	$0.41
Dividends	$0.26	$0.26	$0.26	$0.26	$0.26
Tangible book value (1)	$20.17	$19.47	$18.68	$17.89	$18.09
Quoted market value
High	$23.75	$24.50	$27.00	$27.65	$27.25
Low	$22.25	$22.25	$22.50	$26.05	$26.25
Close (2)	$23.25	$23.75	$22.56	$26.75	$26.65
Common shares outstanding (2)	7,918,494	7,906,078	7,870,969	7,830,940	7,933,250
PERFORMANCE RATIOS
Return on average total assets	0.93%	0.77%	0.77%	0.80%	0.74%
Return on average shareholders' equity	8.13%	7.00%	7.35%	7.67%	6.89%
Return on average tangible shareholders' equity	10.61%	8.97%	9.20%	9.75%	8.75%
Net interest margin yield (FTE)	3.04%	3.01%	3.01%	2.95%	2.95%
BALANCE SHEET DATA (2)
Gross loans	$1,176,622	$1,144,832	$1,128,707	$1,139,930	$1,151,756
AFS securities	$470,449	$494,842	$494,834	$501,139	$524,108
Total assets	$1,824,592	$1,806,371	$1,842,502	$1,833,663	$1,836,955
Deposits	$1,281,418	$1,277,963	$1,292,693	$1,276,806	$1,274,762
Borrowed funds	$320,462	$311,684	$340,299	$359,776	$362,496
Shareholders' equity	$208,114	$202,413	$195,519	$188,536	$191,949
Gross loans to deposits	91.82%	89.58%	87.31%	89.28%	90.35%
ASSETS UNDER MANAGEMENT (2)
Loans sold with servicing retained	$257,062	$259,127	$259,481	$257,400	$257,865
Assets managed by our Investment and Trust Services Department	$487,180	$475,560	$447,487	$504,371	$494,533
Total assets under management	$2,568,834	$2,541,058	$2,549,470	$2,595,434	$2,589,353
ASSET QUALITY (2)
Nonperforming loans to gross loans	0.70%	0.64%	0.65%	0.65%	0.58%
Nonperforming assets to total assets	0.48%	0.43%	0.42%	0.42%	0.37%
ALLL to gross loans	0.68%	0.73%	0.74%	0.71%	0.71%
CAPITAL RATIOS (2)
Shareholders' equity to assets	11.41%	11.20%	10.64%	10.28%	10.45%
Tier 1 leverage	9.03%	8.91%	8.72%	8.49%	8.71%
Common equity tier 1 capital	12.43%	12.45%	12.58%	12.18%	12.11%
Tier 1 risk-based capital	12.43%	12.45%	12.58%	12.18%	12.11%
Total risk-based capital	13.06%	13.12%	13.26%	12.83%	12.76%
(1) Tangible book value calculations include unrealized gain/loss on AFS securities.
(2) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2019	June 30 2018	June 30 2017	June 30 2016	June 30 2015
INCOME STATEMENT DATA
Interest income	$33,296	$30,834	$28,359	$26,299	$25,512
Interest expense	8,819	7,142	5,859	5,292	5,006
Net interest income	24,477	23,692	22,500	21,007	20,506
Provision for loan losses	(145)	712	36	168	(1,261)
Noninterest income	5,490	5,238	5,404	4,975	4,757
Noninterest expenses	21,538	20,895	19,458	18,298	17,005
Federal income tax expense (1)	890	528	1,430	1,092	1,748
Net income	$7,684	$6,795	$6,980	$6,424	$7,771
PER SHARE
Basic earnings	$0.97	$0.86	$0.89	$0.82	$1.00
Diluted earnings	$0.95	$0.84	$0.87	$0.80	$0.98
Dividends	$0.52	$0.52	$0.50	$0.48	$0.46
Tangible book value (2)	$20.17	$18.09	$18.63	$18.68	$16.92
Quoted market value
High	$24.50	$28.25	$29.00	$29.90	$23.80
Low	$22.25	$26.11	$27.60	$27.25	$22.00
Close (3)	$23.25	$26.65	$28.00	$27.90	$23.75
Common shares outstanding (3)	7,918,494	7,933,250	7,862,553	7,836,442	7,797,188
PERFORMANCE RATIOS
Return on average total assets	0.85%	0.75%	0.80%	0.77%	1.00%
Return on average shareholders' equity	7.58%	7.00%	7.21%	6.71%	8.69%
Return on average tangible shareholders' equity	9.73%	8.92%	9.67%	9.37%	11.71%
Net interest margin yield (FTE) (1)	3.02%	2.95%	3.01%	2.97%	3.15%
BALANCE SHEET DATA (3)
Gross loans	$1,176,622	$1,151,756	$1,048,497	$919,594	$831,831
AFS securities	$470,449	$524,108	$564,197	$602,463	$595,318
Total assets	$1,824,592	$1,836,955	$1,777,298	$1,680,359	$1,586,975
Deposits	$1,281,418	$1,274,762	$1,210,152	$1,156,870	$1,090,469
Borrowed funds	$320,462	$362,496	$360,940	$318,596	$307,599
Shareholders' equity	$208,114	$191,949	$195,070	$195,133	$178,025
Gross loans to deposits	91.82%	90.35%	86.64%	79.49%	76.28%
ASSETS UNDER MANAGEMENT (3)
Loans sold with servicing retained	$257,062	$257,865	$269,595	$275,958	$289,089
Assets managed by our Investment and Trust Services Department	$487,180	$494,533	$454,294	$415,762	$400,827
Total assets under management	$2,568,834	$2,589,353	$2,501,187	$2,372,079	$2,276,891
ASSET QUALITY (3)
Nonperforming loans to gross loans	0.70%	0.58%	0.26%	0.13%	0.19%
Nonperforming assets to total assets	0.48%	0.37%	0.17%	0.09%	0.15%
ALLL to gross loans	0.68%	0.71%	0.72%	0.83%	1.08%
CAPITAL RATIOS (3)
Shareholders' equity to assets	11.41%	10.45%	10.98%	11.61%	11.22%
Tier 1 leverage	9.03%	8.71%	8.50%	8.50%	8.77%
Common equity tier 1 capital	12.43%	12.11%	12.43%	13.08%	13.94%
Tier 1 risk-based capital	12.43%	12.11%	12.43%	13.08%	13.94%
Total risk-based capital	13.06%	12.76%	13.07%	13.80%	14.88%
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

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,155,284	$13,587	4.70%	$1,131,093	$12,891	4.56%	$1,114,669	$12,076	4.33%
Taxable investment securities	309,650	1,873	2.42%	319,962	1,958	2.45%	350,449	2,110	2.41%
Nontaxable investment securities	172,400	1,623	3.77%	179,887	1,687	3.75%	196,773	1,809	3.68%
Fed funds sold	—	—	—%	26	—	—%	1	—	—%
Other	32,655	148	1.81%	48,319	379	3.14%	24,095	196	3.25%
Total earning assets	1,669,989	17,231	4.13%	1,679,287	16,915	4.03%	1,685,987	16,191	3.84%
NONEARNING ASSETS
Allowance for loan losses	(8,349)			(8,406)			(8,240)
Cash and demand deposits due from banks	19,089			19,194			18,744
Premises and equipment	27,326			27,710			28,473
Accrued income and other assets	99,514			92,248			86,441
Total assets	$1,807,569			$1,810,033			$1,811,405
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$230,238	$83	0.14%	$236,074	$68	0.12%	$226,309	$61	0.11%
Savings deposits	374,750	586	0.63%	381,134	615	0.65%	363,842	397	0.44%
Time deposits	430,098	2,196	2.04%	436,448	2,035	1.87%	465,745	1,772	1.52%
Borrowed funds	321,958	1,662	2.06%	321,445	1,574	1.96%	334,573	1,511	1.81%
Total interest bearing liabilities	1,357,044	4,527	1.33%	1,375,101	4,292	1.25%	1,390,469	3,741	1.08%
NONINTEREST BEARING LIABILITIES
Demand deposits	230,203			226,425			220,293
Other	14,288			8,878			7,108
Shareholders’ equity	206,034			199,629			193,535
Total liabilities and shareholders’ equity	$1,807,569			$1,810,033			$1,811,405
Net interest income (FTE)		$12,704			$12,623			$12,450
Net yield on interest earning assets (FTE)			3.04%			3.01%			2.95%

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,143,255	$26,478	4.63%	$1,095,773	$23,372	4.27%
Taxable investment securities	314,778	3,831	2.43%	353,143	4,232	2.40%
Nontaxable investment securities	176,123	3,310	3.76%	197,144	3,701	3.75%
Fed funds sold	13	—	—%	—	—	—%
Other	40,444	527	2.61%	25,639	517	4.03%
Total earning assets	1,674,613	34,146	4.08%	1,671,699	31,822	3.81%
NONEARNING ASSETS
Allowance for loan losses	(8,378)			(8,009)
Cash and demand deposits due from banks	19,140			19,068
Premises and equipment	27,517			28,525
Accrued income and other assets	95,952			88,945
Total assets	$1,808,844			$1,800,228
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$233,139	$151	0.13%	$228,794	$132	0.12%
Savings deposits	377,926	1,201	0.64%	359,170	719	0.40%
Time deposits	433,255	4,231	1.95%	464,497	3,425	1.47%
Borrowed funds	321,703	3,236	2.01%	327,222	2,866	1.75%
Total interest bearing liabilities	1,366,023	8,819	1.29%	1,379,683	7,142	1.04%
NONINTEREST BEARING LIABILITIES
Demand deposits	228,382			218,977
Other	11,594			7,461
Shareholders’ equity	202,845			194,107
Total liabilities and shareholders’ equity	$1,808,844			$1,800,228
Net interest income (FTE)		$25,327			$24,680
Net yield on interest earning assets (FTE)			3.02%			2.95%
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities, as well as market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by including the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful.

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

	Three Months Ended June 30, 2019 Compared to March 31, 2019 Increase (Decrease) Due to			Three Months Ended June 30, 2019 Compared to June 30, 2018 Increase (Decrease) Due to			Six Months Ended June 30, 2019 Compared to June 30, 2018 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$279	$417	$696	$451	$1,060	$1,511	$1,042	$2,064	$3,106
Taxable investment securities	(63)	(22)	(85)	(247)	10	(237)	(466)	65	(401)
Nontaxable investment securities	(70)	6	(64)	(229)	43	(186)	(395)	4	(391)
Other	(100)	(131)	(231)	56	(104)	(48)	233	(223)	10
Total changes in interest income	46	270	316	31	1,009	1,040	414	1,910	2,324
Changes in interest expense
Interest bearing demand deposits	(2)	17	15	1	21	22	3	16	19
Savings deposits	(10)	(19)	(29)	12	177	189	39	443	482
Time deposits	(30)	191	161	(144)	568	424	(243)	1,049	806
Borrowed funds	3	85	88	(59)	210	151	(49)	419	370
Total changes in interest expense	(39)	274	235	(190)	976	786	(250)	1,927	1,677
Net change in interest margin (FTE)	$85	$(4)	$81	$221	$33	$254	$664	$(17)	$647
Our net yield on interest earning assets has increased in recent periods. The continuing flattening of the yield curve and rising deposit rates combined with our current yield on AFS securities has placed pressure on our net interest margin. Despite this pressure, we experienced improvement as a result of improved loan yields and a decline in high-cost deposits and borrowings.

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Total earning assets	4.13%	4.03%	4.01%	3.94%	3.84%
Total interest bearing liabilities	1.33%	1.25%	1.23%	1.20%	1.08%
Net yield on interest earning assets (FTE)	3.04%	3.01%	3.01%	2.95%	2.95%

	Quarter to Date Net Interest Income (FTE)
	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Total interest income (FTE)	$17,231	$16,915	$17,005	$16,873	$16,191
Total interest expense	4,527	4,292	4,258	4,231	3,741
Net interest income (FTE)	$12,704	$12,623	$12,747	$12,642	$12,450

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
ALLL at beginning of period	$8,398	$8,200	$8,375	$7,700
Charge-offs
Commercial	164	489	172	494
Agricultural	—	—	—	—
Residential real estate	94	29	96	39
Consumer	75	48	203	136
Total charge-offs	333	566	471	669
Recoveries
Commercial	22	101	74	204
Agricultural	—	—	—	—
Residential real estate	91	69	118	125
Consumer	38	68	86	128
Total recoveries	151	238	278	457
Net loan charge-offs (recoveries)	182	328	193	212
Provision for loan losses	(179)	328	(145)	712
ALLL at end of period	$8,037	$8,200	$8,037	$8,200
Net loan charge-offs (recoveries) to average loans outstanding	0.02%	0.03%	0.02%	0.02%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Total charge-offs	$333	$138	$253	$179	$566
Total recoveries	151	127	186	155	238
Net loan charge-offs (recoveries)	182	11	67	24	328
Net loan charge-offs (recoveries) to average loans outstanding	0.02%	—%	0.01%	—%	0.03%
Provision for loan losses	$(179)	$34	$342	$(76)	$328
Provision for loan losses to average loans outstanding	(0.02)%	—%	0.03%	(0.01)%	0.03%
ALLL	$8,037	$8,398	$8,375	$8,100	$8,200
ALLL as a % of loans at end of period	0.68%	0.73%	0.74%	0.71%	0.71%
We experienced a higher level of charge-offs in the second quarter of 2018 which was substantially related to one borrower and is therefore, not indicative of a trend in charge-off activity. While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remains strong and has improved. Overall, our level of required reserve is modest due to strong credit quality indicators, low historical loss factors, and a low amount of net charge-offs.

The following table illustrates our changes within the two main components of the ALLL as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
ALLL
Individually evaluated for impairment	$1,479	$1,509	$1,938	$2,074	$2,059
Collectively evaluated for impairment	6,558	6,889	6,437	6,026	6,141
Total	$8,037	$8,398	$8,375	$8,100	$8,200
ALLL to gross loans
Individually evaluated for impairment	0.13%	0.13%	0.17%	0.18%	0.18%
Collectively evaluated for impairment	0.55%	0.60%	0.57%	0.53%	0.53%
Total	0.68%	0.73%	0.74%	0.71%	0.71%
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

	Total Past Due and Nonaccrual Loans
	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Commercial	$2,243	$5,299	$2,722	$3,084	$4,929
Agricultural	6,672	6,854	5,377	5,663	5,051
Residential real estate	1,690	6,063	3,208	3,137	2,452
Consumer	94	152	105	68	43
Total	$10,699	$18,368	$11,412	$11,952	$12,475
Total past due and nonaccrual loans to gross loans	0.91%	1.60%	1.01%	1.05%	1.08%
Past due and nonaccrual status loans have generally improved over the last year and continue to be at low levels as a result of strong repayment performance. We experienced an increase in past due commercial and residential real estate loans during the first quarter of 2019. This activity was closely monitored by management and a high level of delinquent loan repayments were received in early April 2019. As such, levels normalized by the end of the second quarter of 2019 and management feels the increase in commercial and residential mortgage loans past due as of March 31, 2019 was not indicative of a trend. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of June 30, 2019 or December 31, 2018.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2019	128	$22,305	26	$3,825	154	$26,130
New modifications	2	1,348	—	—	2	1,348
Principal advances (payments)	—	(380)	—	(133)	—	(513)
Loans paid off	(6)	(394)	(6)	(541)	(12)	(935)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	77	(1)	(77)	—	—
Transfers to nonaccrual status	(3)	(2,646)	3	2,646	—	—
June 30, 2019	122	$20,310	22	$5,655	144	$25,965

	Six Months Ended June 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	5	2,018	—	—	5	2,018
Principal advances (payments)	—	(720)	—	(260)	—	(980)
Loans paid off	(12)	(1,193)	(9)	(718)	(21)	(1,911)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	1	77	(1)	(77)	—	—
Transfers to nonaccrual status	(5)	(3,272)	5	3,272	—	—
June 30, 2019	122	$20,310	22	$5,655	144	$25,965

	Three Months Ended June 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2018	143	$24,350	15	$3,190	158	$27,540
New modifications	15	3,081	4	657	19	3,738
Principal advances (payments)	—	66	—	(483)	—	(417)
Loans paid off	(13)	(3,037)	(1)	(23)	(14)	(3,060)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(730)	3	730	—	—
June 30, 2018	142	$23,730	21	$4,071	163	$27,801

	Six Months Ended June 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	22	5,564	4	657	26	6,221
Principal advances (payments)	—	(321)	—	(575)	—	(896)
Loans paid off	(22)	(3,698)	(1)	(23)	(23)	(3,721)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(5)	(1,099)	5	1,099	—	—
June 30, 2018	142	$23,730	21	$4,071	163	$27,801
The following table summarizes our TDRs as of:

	June 30, 2019			December 31, 2018
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$19,802	$3,738	$23,540	$21,794	$2,673	$24,467	$(927)
Past due 30-59 days	508	1,917	2,425	899	—	899	1,526
Past due 60-89 days	—	—	—	707	—	707	(707)
Past due 90 days or more	—	—	—	—	878	878	(878)
Total	$20,310	$5,655	$25,965	$23,400	$3,551	$26,951	$(986)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,194	$6,513	$53	$6,507	$6,840	$437
Commercial other	1,455	1,455	—	1,713	1,713	—
Agricultural real estate	8,497	8,497	97	7,452	7,452	112
Agricultural other	4,539	4,539	5	5,288	5,331	—
Residential real estate senior liens	5,231	5,513	1,069	5,923	6,205	1,181
Residential real estate junior liens	12	12	2	12	12	2
Home equity lines of credit	30	330	—	47	347	—
Consumer secured	7	7	—	9	9	—
Total TDRs	25,965	26,866	1,226	26,951	27,909	1,732
Other impaired loans
Commercial real estate	138	199	—	256	318	—
Commercial other	1,242	1,242	5	1,423	1,530	6
Agricultural real estate	—	—	—	557	558	—
Agricultural other	436	436	21	1,001	1,000	20
Residential real estate senior liens	1,116	1,305	227	911	1,084	180
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	2,932	3,182	253	4,148	4,490	206
Total impaired loans	$28,897	$30,048	$1,479	$31,099	$32,399	$1,938
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Nonaccrual status loans	$8,107	$7,260	$7,260	$7,136	$6,492
Accruing loans past due 90 days or more	110	30	113	274	154
Total nonperforming loans	8,217	7,290	7,373	7,410	6,646
Foreclosed assets	513	401	355	305	167
Total nonperforming assets	$8,730	$7,691	$7,728	$7,715	$6,813
Nonperforming loans as a % of total loans	0.70%	0.64%	0.65%	0.65%	0.58%
Nonperforming assets as a % of total assets	0.48%	0.43%	0.42%	0.42%	0.37%
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While the level of nonperforming loans has increased in recent periods, it remains low in comparison to peer banks. Recent increases in nonaccrual loans have been concentrated in our agricultural portfolio as a result of the challenges facing much of the agricultural industry.
The following tables summarize nonaccrual loans as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Commercial	$1,692	$1,931	$1,757	$1,140	$1,946
Agricultural	5,532	4,757	4,949	5,298	3,757
Residential real estate	883	572	554	698	789
Total	$8,107	$7,260	$7,260	$7,136	$6,492
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Commercial	$450	$515	$160	$723	$692
Agricultural	5,096	3,199	3,391	3,237	2,797
Residential real estate	109	111	—	282	582
Total	$5,655	$3,825	$3,551	$4,242	$4,071
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We have identified all impaired loans as of June 30, 2019.
The level of the ALLL is appropriate as of June 30, 2019. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2019	2018	$	%
Service charges and fees	$1,540	$1,488	$52	3.49%
Investment and Trust advisory fees	780	738	42	5.69%
Earnings on corporate owned life insurance policies	201	185	16	8.65%
Net gain on sale of mortgage loans	116	87	29	33.33%
Other	374	242	132	54.55%
Total noninterest income	$3,011	$2,740	$271	9.89%

	Six Months Ended June 30
			Change
	2019	2018	$	%
Service charges and fees	$3,001	$2,976	$25	0.84%
Investment and Trust advisory fees	1,457	1,396	61	4.37%
Earnings on corporate owned life insurance policies	374	366	8	2.19%
Net gain on sale of mortgage loans	209	168	41	24.40%
Other	449	332	117	35.24%
Total noninterest income	$5,490	$5,238	$252	4.81%
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

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2019	2018	$	%
Compensation and benefits	$5,957	$5,679	$278	4.90%
Furniture and equipment	1,409	1,537	(128)	(8.33)%
Occupancy	834	807	27	3.35%
Other
Audit, consulting, and legal fees	461	661	(200)	(30.26)%
ATM and debit card fees	298	234	64	27.35%
Loan underwriting fees	168	165	3	1.82%
Director fees	190	222	(32)	(14.41)%
Memberships and subscriptions	176	146	30	20.55%
FDIC insurance premiums	162	156	6	3.85%
Donations and community relations	190	210	(20)	(9.52)%
Marketing costs	171	149	22	14.77%
Education and travel	56	101	(45)	(44.55)%
All other	677	721	(44)	(6.10)%
Total other	2,549	2,765	(216)	(7.81)%
Total noninterest expenses	$10,749	$10,788	$(39)	(0.36)%

	Six Months Ended June 30
			Change
	2019	2018	$	%
Compensation and benefits	$11,679	$11,173	$506	4.53%
Furniture and equipment	2,903	2,986	(83)	(2.78)%
Occupancy	1,764	1,631	133	8.15%
Other
Audit, consulting, and legal fees	916	1,179	(263)	(22.31)%
ATM and debit card fees	546	466	80	17.17%
Loan underwriting fees	484	314	170	54.14%
Director fees	397	431	(34)	(7.89)%
Memberships and subscriptions	343	269	74	27.51%
FDIC insurance premiums	332	320	12	3.75%
Donations and community relations	330	361	(31)	(8.59)%
Marketing costs	313	259	54	20.85%
Education and travel	213	216	(3)	(1.39)%
All other	1,318	1,290	28	2.17%
Total other	5,192	5,105	87	1.70%
Total noninterest expenses	$21,538	$20,895	$643	3.08%
The increase in compensation and benefits expense is primarily related to merit increases, increased health care and employee benefit costs, and recent changes to our incentive plans which required additional expenses during the second quarter of 2019. Compensation and benefits expense in 2019 is expected to exceed 2018 levels as a result of these factors.
Occupancy expenses increased due to property taxes and maintenance costs. Occupancy expenses are expected to exceed 2018 levels for the remainder of 2019.
Audit, consulting, and legal fees in 2018 included one-time charges related to income tax strategies. As a result, 2019 expenses were less than 2018 year-to-date and this trend is expected for the remainder of 2019.

Loan underwriting fees increased during the second half of 2018 and continued in the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Loan underwriting fees in 2019 are not expected to exceed 2018 levels based on availability of products during 2019.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2019	December 31 2018	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$35,962	$73,471	$(37,509)	(51.05)%
AFS securities
Amortized cost of AFS securities	466,030	501,245	(35,215)	(7.03)%
Unrealized gains (losses) on AFS securities	4,419	(6,411)	10,830	N/M
AFS securities	470,449	494,834	(24,385)	(4.93)%
Mortgage loans AFS	1,372	358	1,014	N/M
Loans
Gross loans	1,176,622	1,128,707	47,915	4.25%
Less allowance for loan and lease losses	8,037	8,375	(338)	(4.04)%
Net loans	1,168,585	1,120,332	48,253	4.31%
Premises and equipment	26,954	27,815	(861)	(3.10)%
Corporate owned life insurance policies	28,090	27,733	357	1.29%
Accrued interest receivable	6,193	6,928	(735)	(10.61)%
Equity securities without readily determinable fair values	25,024	24,948	76	0.30%
Goodwill and other intangible assets	48,413	48,451	(38)	(0.08)%
Other assets	13,550	17,632	(4,082)	(23.15)%
TOTAL ASSETS	$1,824,592	$1,842,502	$(17,910)	(0.97)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,281,418	$1,292,693	$(11,275)	(0.87)%
Borrowed funds	320,462	340,299	(19,837)	(5.83)%
Accrued interest payable and other liabilities	14,598	13,991	607	4.34%
Total liabilities	1,616,478	1,646,983	(30,505)	(1.85)%
Shareholders’ equity	208,114	195,519	12,595	6.44%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,824,592	$1,842,502	$(17,910)	(0.97)%
As shown above, total assets have declined $17,910 since December 31, 2018 which was primarily driven by a decline in cash and cash equivalents, due primarily to reduced borrowings. In the current interest rate environment, we have elected to use excess funds to lend and pay down borrowed funds versus acquiring investment securities. As a result, the investment portfolio declined due to normal calls and maturities. We experienced loan growth of $47,915 during the first six months of 2019 which was largely driven by growth in our commercial loan portfolio.

The following table outlines the changes in loans:

	June 30 2019	December 31 2018	$ Change	% Change (unannualized)
Commercial	$701,954	$659,529	$42,425	6.43%
Agricultural	120,363	127,161	(6,798)	(5.35)%
Residential real estate	283,285	275,343	7,942	2.88%
Consumer	71,020	66,674	4,346	6.52%
Total	$1,176,622	$1,128,707	$47,915	4.25%
The following table displays loan balances as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Commercial	$701,954	$677,554	$659,529	$668,915	$691,623
Agricultural	120,363	123,393	127,161	129,232	125,249
Residential real estate	283,285	276,776	275,343	276,904	273,607
Consumer	71,020	67,109	66,674	64,879	61,277
Total	$1,176,622	$1,144,832	$1,128,707	$1,139,930	$1,151,756
While competition for commercial loan opportunities continues to be strong, we experienced growth in this segment of the portfolio during the last 12 months. While the commercial loan portfolio declined during the last half of 2018, we experienced growth in the first half of 2019 and expect this growth to continue during the remainder of 2019. The decline in the third quarter of 2018 was largely related to an expected payoff from one customer. Despite a decline in agricultural loans during the last three quarters, we expect modest change in the agricultural portfolio in 2019. Residential real estate and consumer loans have experienced growth over the last year and this trend is expected to continue to increase during the remainder of 2019.
The following table outlines the changes in deposits:

	June 30 2019	December 31 2018	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$244,240	$236,534	$7,706	3.26%
Interest bearing demand deposits	228,704	235,287	(6,583)	(2.80)%
Savings deposits	378,988	387,252	(8,264)	(2.13)%
Certificates of deposit	359,945	358,127	1,818	0.51%
Brokered certificates of deposit	57,773	62,148	(4,375)	(7.04)%
Internet certificates of deposit	11,768	13,345	(1,577)	(11.82)%
Total	$1,281,418	$1,292,693	$(11,275)	(0.87)%
The following table displays deposit balances as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Noninterest bearing demand deposits	$244,240	$229,865	$236,534	$229,269	$234,377
Interest bearing demand deposits	228,704	236,997	235,287	235,529	222,678
Savings deposits	378,988	385,617	387,252	359,720	364,387
Certificates of deposit	359,945	361,716	358,127	353,974	352,147
Brokered certificates of deposit	57,773	50,273	62,148	84,720	86,834
Internet certificates of deposit	11,768	13,495	13,345	13,594	14,339
Total	$1,281,418	$1,277,963	$1,292,693	$1,276,806	$1,274,762
In the past 12 months, we experienced growth in non-contractual deposits, such as demand and savings deposits. We also experienced growth in certificates of deposit over the past year. Brokered certificates of deposit offer another source of funding and may fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments. In recent periods, we used excess liquidity to reduce high-cost deposits.

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

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Government sponsored enterprises	$160	$165	$170	$180	$190
States and political subdivisions	176,742	191,266	190,866	193,957	202,273
Auction rate money market preferred	2,849	2,819	2,554	3,108	3,135
Mortgage-backed securities	173,340	181,138	184,484	188,136	197,637
Collateralized mortgage obligations	117,358	119,454	116,760	115,758	120,873
Total	$470,449	$494,842	$494,834	$501,139	$524,108
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs that arise from changes in loans, investments, and deposits. The following table displays borrowed funds balances as of:

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
FHLB advances	$295,000	$280,000	$300,000	$320,000	$315,000
Securities sold under agreements to repurchase without stated maturity dates	25,462	29,824	40,299	39,776	31,296
Federal funds purchased	—	1,860	—	—	16,200
Total	$320,462	$311,684	$340,299	$359,776	$362,496
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2019	December 31 2018
Unfunded commitments under lines of credit	$187,904	$199,652
Commitments to grant loans	21,821	13,225
Commercial and standby letters of credit	1,730	1,723
Total	$211,455	$214,600
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 104,598 shares or $2,436 of common stock during the first six months of 2019, as compared to 121,437 shares or $3,272 of common stock during the same period in 2018. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $271 and $304 during the six month periods ended June 30, 2019 and 2018, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 57,073 shares or $1,339 of common stock during the first six months of 2019 and 45,480 shares or $1,238 during the first six months of 2018. As of June 30, 2019, we were authorized to repurchase up to an additional 110,582 shares of common stock.
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
Effective January 1, 2015, the minimum standard for primary, or Tier 1 capital, increased from 4.00% to 6.00%. The minimum standard for total capital is 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016 the capital conservation buffer went into effect which increases the required levels each year through 2019. The following table sets forth the minimum percentages required under the Risk Based Capital guidelines and our ratios as of:

	June 30, 2019		December 31, 2018
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.43%	7.00%	12.58%	6.375%
Tier 1 capital	12.43%	8.50%	12.58%	7.875%
Total capital	13.06%	10.50%	13.26%	9.875%
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 9.03% as of June 30, 2019. At June 30, 2019, all regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $254,960 or 13.97% of assets as of June 30, 2019, compared to $256,583 or 13.93% as of December 31, 2018. The increase in the percentage of primary liquidity is a direct result of our unencumbered AFS securities' maturity and principal payment activity during 2019. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2019, we had available lines of credit of $153,006.
The following table summarizes our sources and uses of cash for the six month period ended June 30:

	2019	2018	$ Variance
Net cash provided by (used in) operating activities	$12,112	$11,605	$507
Net cash provided by (used in) investing activities	(14,697)	(45,095)	30,398
Net cash provided by (used in) financing activities	(34,924)	24,855	(59,779)
Increase (decrease) in cash and cash equivalents	(37,509)	(8,635)	(28,874)
Cash and cash equivalents January 1	73,471	30,848	42,623
Cash and cash equivalents June 30	$35,962	$22,213	$13,749
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2019, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 and 200 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of June 30, 2019, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	June 30, 2019
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.05)%	(3.22)%	3.34%	6.78%	10.51%	13.75%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.20)%	(3.98)%	4.43%	8.68%	13.06%	16.51%

	December 31, 2018
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.90)%	(2.85)%	1.06%	2.67%	5.15%	6.22%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(6.76)%	(4.04)%	1.83%	3.82%	6.53%	6.54%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2019 and December 31, 2018. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Fair values for loans do not reflect the exit price notion as previously disclosed. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2019
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$14,027	$—	$—	$—	$—	$—	$14,027	$14,027
Average interest rates	2.21%	—%	—%	—%	—%	—%	2.21%
AFS securities	$102,527	$74,065	$66,872	$73,695	$36,504	$116,786	$470,449	$470,449
Average interest rates	2.13%	2.50%	2.42%	2.48%	2.49%	2.55%	2.42%
Fixed interest rate loans (1)	$184,710	$128,555	$134,304	$120,605	$95,374	$165,426	$828,974	$807,946
Average interest rates	4.19%	4.46%	4.43%	4.53%	4.38%	4.23%	4.35%
Variable interest rate loans (1)	$62,522	$38,689	$54,831	$23,449	$21,807	$146,350	$347,648	$340,782
Average interest rates	6.37%	5.75%	5.85%	5.24%	4.95%	4.55%	5.29%
Rate sensitive liabilities
Fixed rate borrowed funds	$115,462	$25,000	$50,000	$40,000	$60,000	$20,000	$310,462	$311,462
Average interest rates	1.65%	1.54%	2.07%	2.72%	2.70%	2.06%	2.07%
Variable rate borrowed funds	$—	$10,000	$—	$—	$—	$—	$10,000	$10,021
Average interest rates	—%	2.82%	—%	—%	—%	—%	2.82%
Savings and NOW accounts	$53,890	$49,036	$43,961	$39,447	$35,431	$385,927	$607,692	$607,692
Average interest rates	0.50%	0.49%	0.48%	0.48%	0.47%	0.44%	0.46%
Fixed interest rate certificates of deposit	$204,994	$80,256	$78,121	$30,856	$26,157	$3,776	$424,160	$424,062
Average interest rates	1.90%	2.15%	2.37%	2.17%	2.39%	2.03%	2.09%
Variable interest rate certificates of deposit	$4,068	$1,258	$—	$—	$—	$—	$5,326	$5,299
Average interest rates	1.72%	1.54%	—%	—%	—%	—%	1.68%
 (1) The fair value reported is exclusive of the allocation of the ALLL.

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$49,837	$100	$—	$—	$—	$—	$49,937	$49,937
Average interest rates	1.85%	1.72%	—%	—%	—%	—%	1.85%
AFS securities	$84,691	$77,165	$70,081	$70,033	$59,541	$133,323	$494,834	$494,834
Average interest rates	2.49%	2.62%	2.60%	2.43%	2.52%	2.75%	2.59%
Fixed interest rate loans (1)	$152,336	$118,585	$142,107	$113,587	$119,069	$188,082	$833,766	$792,394
Average interest rates	4.44%	4.37%	4.34%	4.46%	4.49%	4.23%	4.38%
Variable interest rate loans (1)	$70,336	$30,855	$42,968	$22,766	$18,685	$109,331	$294,941	$287,196
Average interest rates	6.14%	5.75%	5.76%	5.22%	5.01%	4.16%	5.16%
Rate sensitive liabilities
Fixed rate borrowed funds	$140,299	$55,000	$50,000	$20,000	$35,000	$30,000	$330,299	$323,903
Average interest rates	1.41%	2.18%	1.91%	1.97%	3.17%	2.36%	1.92%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$9,926
Average interest rates	—%	—%	2.62%	—%	—%	—%	2.62%
Savings and NOW accounts	$55,248	$49,944	$44,783	$40,191	$36,105	$396,268	$622,539	$622,539
Average interest rates	0.52%	0.51%	0.50%	0.50%	0.49%	0.44%	0.46%
Fixed interest rate certificates of deposit	$227,451	$54,051	$65,036	$41,502	$31,714	$6,968	$426,722	$419,116
Average interest rates	1.63%	1.90%	2.09%	1.99%	2.23%	2.14%	1.82%
Variable interest rate certificates of deposit	$4,898	$2,000	$—	$—	$—	$—	$6,898	$6,877
Average interest rates	2.32%	2.61%	—%	—%	—%	—%	2.40%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended June 30, 2019, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				141,358
April 1 - 30	2,096	$23.38	2,096	139,262
May 1 - 31	3,038	22.71	3,038	136,224
June 1 - 30	25,642	22.97	25,642	110,582
Balance, June 30	30,776	$22.97	30,776	110,582
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

Isabella Bank Corporation

Date:	August 7, 2019	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)