Form 10-Q
period 2019-09-30
ISABELLA BANK Corp
filed 2019-11-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,939,808 as of November 5, 2019.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2019	December 31 2018
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$26,122	$23,534
Interest bearing balances due from banks	8,209	49,937
Total cash and cash equivalents	34,331	73,471
AFS securities, at fair value	445,529	494,834
Mortgage loans AFS	1,912	358
Loans
Commercial	708,735	659,529
Agricultural	118,460	127,161
Residential real estate	292,311	275,343
Consumer	72,298	66,674
Gross loans	1,191,804	1,128,707
Less allowance for loan and lease losses	8,169	8,375
Net loans	1,183,635	1,120,332
Premises and equipment	26,350	27,815
Corporate owned life insurance policies	28,261	27,733
Accrued interest receivable	7,360	6,928
Equity securities without readily determinable fair values	25,130	24,948
Goodwill and other intangible assets	48,396	48,451
Other assets	12,780	17,632
TOTAL ASSETS	$1,813,684	$1,842,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$242,179	$236,534
NOW accounts	230,579	235,287
Certificates of deposit under $250 and other savings	749,736	744,944
Certificates of deposit over $250	86,279	75,928
Total deposits	1,308,773	1,292,693
Borrowed funds	277,386	340,299
Accrued interest payable and other liabilities	15,149	13,991
Total liabilities	1,601,308	1,646,983
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,938,234 shares (including 44,189 shares held in the Rabbi Trust) in 2019 and 7,870,969 shares (including 16,673 shares held in the Rabbi Trust) in 2018	141,318	140,416
Shares to be issued for deferred compensation obligations	5,578	5,431
Retained earnings	63,334	57,357
Accumulated other comprehensive income (loss)	2,146	(7,685)
Total shareholders’ equity	212,376	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,813,684	$1,842,502

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest income
Loans, including fees	$14,020	$12,833	$40,498	$36,205
AFS securities
Taxable	1,691	2,031	5,522	6,263
Nontaxable	1,151	1,301	3,611	4,014
Federal funds sold and other	299	254	826	771
Total interest income	17,161	16,419	50,457	47,253
Interest expense
Deposits	2,980	2,436	8,563	6,712
Borrowings	1,570	1,795	4,806	4,661
Total interest expense	4,550	4,231	13,369	11,373
Net interest income	12,611	12,188	37,088	35,880
Provision for loan losses	193	(76)	48	636
Net interest income after provision for loan losses	12,418	12,264	37,040	35,244
Noninterest income
Service charges and fees	1,705	1,557	4,706	4,533
Investment and Trust advisory fees	689	748	2,146	2,144
Earnings on corporate owned life insurance policies	190	185	564	551
Net gain on sale of mortgage loans	199	171	408	339
Net gains on foreclosed assets	202	23	213	34
Net gains on sale of AFS securities	6	—	6	—
Other	283	194	721	515
Total noninterest income	3,274	2,878	8,764	8,116
Noninterest expenses
Compensation and benefits	5,971	5,845	17,650	17,018
Furniture and equipment	1,427	1,473	4,330	4,459
Occupancy	830	870	2,594	2,501
Other	2,392	2,899	7,584	8,004
Total noninterest expenses	10,620	11,087	32,158	31,982
Income before federal income tax expense	5,072	4,055	13,646	11,378
Federal income tax expense	630	359	1,520	887
NET INCOME	$4,442	$3,696	$12,126	$10,491
Earnings per common share
Basic	$0.56	$0.47	$1.53	$1.33
Diluted	$0.55	$0.46	$1.50	$1.30
Cash dividends per common share	$0.26	$0.26	$0.78	$0.78

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net income	$4,442	$3,696	$12,126	$10,491
Unrealized gains (losses) on AFS securities arising during the period	1,724	(2,513)	12,554	(12,548)
Reclassification adjustment for net (gains) losses included in net income	(6)	—	(6)	—
Tax effect (1)	(310)	522	(2,523)	2,648
Unrealized gains (losses) on AFS securities, net of tax	1,408	(1,991)	10,025	(9,900)
Unrealized gains (losses) on derivative instruments arising during the period	(37)	7	(245)	160
Tax effect (1)	8	(2)	51	(34)
Unrealized gains (losses) on derivative instruments, net of tax	(29)	5	(194)	126
Other comprehensive income (loss), net of tax	1,379	(1,986)	9,831	(9,774)
Comprehensive income (loss)	$5,821	$1,710	$21,957	$717

(1)	See “Note 11 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	10,491	(9,774)	717
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	189,074	5,093	—	—	—	5,093
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	612	(612)	—	—	—
Share-based payment awards under equity compensation plan	—	—	449	—	—	449
Common stock purchased for deferred compensation obligations	—	(290)	—	—	—	(290)
Common stock repurchased pursuant to publicly announced repurchase plan	(215,427)	(6,212)	—	—	—	(6,212)
Cash dividends paid ($0.78 per common share)	—	—	—	(6,126)	—	(6,126)
Balance, September 30, 2018	7,830,940	$139,480	$5,339	$55,870	$(12,153)	$188,536
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	12,126	9,831	21,957
Issuance of common stock	159,521	3,672	—	—	—	3,672
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	415	—	—	415
Common stock purchased for deferred compensation obligations	—	(898)	—	—	—	(898)
Common stock repurchased pursuant to publicly announced repurchase plan	(92,256)	(2,140)	—	—	—	(2,140)
Cash dividends paid ($0.78 per common share)	—	—	—	(6,149)	—	(6,149)
Balance, September 30, 2019	7,938,234	$141,318	$5,578	$63,334	$2,146	$212,376

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2019	2018
OPERATING ACTIVITIES
Net income	$12,126	$10,491
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(182)	(143)
Provision for loan losses	48	636
Depreciation	2,211	2,198
Amortization of OMSR	201	165
Amortization of acquisition intangibles	55	74
Net amortization of AFS securities	1,344	1,432
Net (gains) losses on sale of AFS securities	(6)	—
Net unrealized (gains) losses on equity securities, at fair value	—	41
Net (gains) losses on sale of equity securities, at fair value	—	(1)
Net gain on sale of mortgage loans	(408)	(339)
Net gains on foreclosed assets	(213)	(34)
Increase in cash value of corporate owned life insurance policies, net of expenses	(528)	(521)
Share-based payment awards under equity compensation plan	415	449
Origination of loans held-for-sale	(26,514)	(20,072)
Proceeds from loan sales	25,368	19,160
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(432)	(606)
Other assets	2,047	348
Accrued interest payable and other liabilities	1,551	972
Net cash provided by (used in) operating activities	17,083	14,250
INVESTING ACTIVITIES
Activity in AFS securities
Sales	33,840	—
Maturities, calls, and principal payments	61,170	64,629
Purchases	(34,495)	(31,018)
Sale of equity securities, at fair value	—	3,537
Net loan principal (originations) collections	(63,900)	(48,862)
Proceeds from sales of foreclosed assets	649	201
Purchases of premises and equipment	(746)	(1,934)
Purchases of FHLB Stock	—	(1,494)
Funding of low income housing tax credit investments	(393)	(516)
Net cash provided by (used in) investing activities	(3,875)	(15,457)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$16,080	$11,548
Net increase (decrease) in borrowed funds	(62,913)	14,898
Cash dividends paid on common stock	(6,149)	(6,126)
Proceeds from issuance of common stock	3,672	5,093
Common stock repurchased	(2,140)	(6,212)
Common stock purchased for deferred compensation obligations	(898)	(290)
Net cash provided by (used in) financing activities	(52,348)	18,911
Increase (decrease) in cash and cash equivalents	(39,140)	17,704
Cash and cash equivalents at beginning of period	73,471	30,848
Cash and cash equivalents at end of period	$34,331	$48,552
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$13,325	$11,249
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$722	$215

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications: Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform with the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $1,725). This resulted in a $5,195 increase in total assets and total liabilities as of December 31, 2018. All other balances and ratios were not materially impacted.
Note 2 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2016-02: “Leases (Topic 842)”
In February 2016, ASU No. 2016-02 was issued to create Topic 842 - Leases which requires recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Accounting guidance is for both lessee and lessor accounting. Under lessee accounting, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance was effective on January 1, 2019. We reviewed our lease agreements to determine the appropriate treatment under this guidance. These changes resulted in the recognition of a $72 operating lease asset and liability on the consolidated balance sheet as of January 1, 2019 which was restated prospectively. Given the current insignificant impact to our operating results, further financial statement disclosures were not considered necessary as of September 30, 2019.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and may have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole. Effective October 16, 2019, the FASB approved changes to the implementation date of this guidance. As a small reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible. While we will consider an early adoption of ASU 2016-13, we do not expect to early adopt effective January 1, 2020.
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until our implementation date. A committee was formed and has developed a road map to implementation, and the committee is accountable for timely and accurate adoption of the guidance. A company that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We will run parallel processes which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$170,897	$4,679	$1	$175,575
Auction rate money market preferred	3,200	—	111	3,089
Mortgage-backed securities	149,843	975	698	150,120
Collateralized mortgage obligations	115,452	1,501	208	116,745
Total	$439,392	$7,155	$1,018	$445,529

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$172	$—	$2	$170
States and political subdivisions	188,992	2,125	251	190,866
Auction rate money market preferred	3,200	—	646	2,554
Mortgage-backed securities	189,688	76	5,280	184,484
Collateralized mortgage obligations	119,193	71	2,504	116,760
Total	$501,245	$2,272	$8,683	$494,834
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2019 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$29,273	$70,436	$44,018	$27,170	$—	$170,897
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	149,843	149,843
Collateralized mortgage obligations	—	—	—	—	115,452	115,452
Total amortized cost	$29,273	$70,436	$44,018	$27,170	$268,495	$439,392
Fair value	$29,378	$71,963	$45,538	$28,696	$269,954	$445,529
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Proceeds from sales of AFS securities	$33,840	$—	$33,840	$—
Gross realized gains (losses)	$6	$—	$6	$—
Applicable income tax expense (benefit)	$1	$—	$1	$—
The following information pertains to AFS securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$1	$797	$—	$—	$1
Auction rate money market preferred	—	—	111	3,089	111
Mortgage-backed securities	4	5,943	694	66,703	698
Collateralized mortgage obligations	47	11,312	161	17,043	208
Total	$52	$18,052	$966	$86,835	$1,018
Number of securities in an unrealized loss position:		10		23	33

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$2	$170	$2
States and political subdivisions	83	14,732	168	15,090	251
Auction rate money market preferred	—	—	646	2,554	646
Mortgage-backed securities	896	43,485	4,384	124,253	5,280
Collateralized mortgage obligations	199	21,886	2,305	87,929	2,504
Total	$1,178	$80,103	$7,505	$229,996	$8,683
Number of securities in an unrealized loss position:		66		102	168
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of September 30, 2019 and December 31, 2018, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of September 30, 2019 or December 31, 2018, with the exception of one municipal bond previously identified which had no activity during the period.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $50,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037
Charge-offs	(21)	(1)	—	(121)	—	(143)
Recoveries	25	1	25	31	—	82
Provision for loan losses	(24)	(57)	(38)	183	129	193
September 30, 2019	$2,060	$555	$1,869	$1,020	$2,665	$8,169

	Allowance for Loan Losses
	Nine Months Ended September 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(134)	(60)	(96)	(324)	—	(614)
Recoveries	98	2	143	117	—	360
Provision for loan losses	(467)	(162)	(170)	370	477	48
September 30, 2019	$2,060	$555	$1,869	$1,020	$2,665	$8,169

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$34	$132	$1,167	$—	$—	$1,333
Collectively evaluated for impairment	2,026	423	702	1,020	2,665	6,836
Total	$2,060	$555	$1,869	$1,020	$2,665	$8,169
Loans
Individually evaluated for impairment	$8,626	$13,766	$5,953	$—		$28,345
Collectively evaluated for impairment	700,109	104,694	286,358	72,298		1,163,459
Total	$708,735	$118,460	$292,311	$72,298		$1,191,804

	Allowance for Loan Losses
	Three Months Ended September 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2018	$2,197	$982	$2,167	$882	$1,972	$8,200
Charge-offs	—	(7)	(61)	(111)	—	(179)
Recoveries	79	1	37	38	—	155
Provision for loan losses	(255)	(194)	239	93	41	(76)
September 30, 2018	$2,021	$782	$2,382	$902	$2,013	$8,100

	Allowance for Loan Losses
	Nine Months Ended September 30, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(450)	(51)	(100)	(247)	—	(848)
Recoveries	282	2	162	166	—	612
Provision for loan losses	483	220	(243)	83	93	636
September 30, 2018	$2,021	$782	$2,382	$902	$2,013	$8,100

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$443	$132	$1,363	$—	$—	$1,938
Collectively evaluated for impairment	2,120	643	629	857	2,188	6,437
Total	$2,563	$775	$1,992	$857	$2,188	$8,375
Loans
Individually evaluated for impairment	$9,899	$14,298	$6,893	$9		$31,099
Collectively evaluated for impairment	649,630	112,863	268,450	66,665		1,097,608
Total	$659,529	$127,161	$275,343	$66,674		$1,128,707

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$10	$—	$10	$—	$—	$—	$10
2 - High quality	3,342	11,829	—	15,171	2,020	405	2,425	17,596
3 - High satisfactory	122,861	47,475	46,702	217,038	17,199	5,127	22,326	239,364
4 - Low satisfactory	358,474	89,422	—	447,896	45,622	20,746	66,368	514,264
5 - Special mention	16,623	6,127	—	22,750	8,313	4,317	12,630	35,380
6 - Substandard	3,761	477	—	4,238	6,342	3,849	10,191	14,429
7 - Vulnerable	390	1,242	—	1,632	2,744	1,776	4,520	6,152
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$505,451	$156,582	$46,702	$708,735	$82,240	$36,220	$118,460	$827,195

	December 31, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$21	$31	$—	$52	$51	$28	$79	$131
2 - High quality	4,564	13,473	—	18,037	2,729	613	3,342	21,379
3 - High satisfactory	127,573	43,199	11,793	182,565	18,325	7,039	25,364	207,929
4 - Low satisfactory	344,920	84,634	—	429,554	46,636	19,344	65,980	495,534
5 - Special mention	12,847	5,287	—	18,134	10,520	5,624	16,144	34,278
6 - Substandard	7,428	2,002	—	9,430	6,343	4,960	11,303	20,733
7 - Vulnerable	334	1,423	—	1,757	2,716	2,233	4,949	6,706
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$497,687	$150,049	$11,793	$659,529	$87,320	$39,841	$127,161	$786,690
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$791	$282	$—	$390	$1,463	$503,988	$505,451
Commercial other	451	19	—	1,242	1,712	154,870	156,582
Advances to mortgage brokers	—	—	—	—	—	46,702	46,702
Total commercial	1,242	301	—	1,632	3,175	705,560	708,735
Agricultural
Agricultural real estate	280	—	—	2,744	3,024	79,216	82,240
Agricultural other	—	—	—	1,776	1,776	34,444	36,220
Total agricultural	280	—	—	4,520	4,800	113,660	118,460
Residential real estate
Senior liens	301	593	40	736	1,670	248,995	250,665
Junior liens	—	6	—	—	6	6,106	6,112
Home equity lines of credit	249	—	—	74	323	35,211	35,534
Total residential real estate	550	599	40	810	1,999	290,312	292,311
Consumer
Secured	136	17	—	—	153	68,258	68,411
Unsecured	4	5	—	—	9	3,878	3,887
Total consumer	140	22	—	—	162	72,136	72,298
Total	$2,212	$922	$40	$6,962	$10,136	$1,181,668	$1,191,804

	December 31, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$60	$—	$—	$334	$394	$497,293	$497,687
Commercial other	277	628	—	1,423	2,328	147,721	150,049
Advances to mortgage brokers	—	—	—	—	—	11,793	11,793
Total commercial	337	628	—	1,757	2,722	656,807	659,529
Agricultural
Agricultural real estate	428	—	—	2,716	3,144	84,176	87,320
Agricultural other	—	—	—	2,233	2,233	37,608	39,841
Total agricultural	428	—	—	4,949	5,377	121,784	127,161
Residential real estate
Senior liens	2,254	203	113	554	3,124	233,438	236,562
Junior liens	2	6	—	—	8	6,001	6,009
Home equity lines of credit	76	—	—	—	76	32,696	32,772
Total residential real estate	2,332	209	113	554	3,208	272,135	275,343
Consumer
Secured	95	—	—	—	95	62,721	62,816
Unsecured	10	—	—	—	10	3,848	3,858
Total consumer	105	—	—	—	105	66,569	66,674
Total	$3,202	$837	$113	$7,260	$11,412	$1,117,295	$1,128,707
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$947	$1,190	$29	$3,969	$4,211	$437
Commercial other	11	11	5	12	12	6
Agricultural real estate	1,512	1,512	101	392	392	112
Agricultural other	1,347	1,347	31	44	44	20
Residential real estate senior liens	5,845	6,315	1,165	6,834	7,289	1,361
Residential real estate junior liens	12	12	2	12	12	2
Total impaired loans with a valuation allowance	9,674	10,387	1,333	11,263	11,960	1,938
Impaired loans without a valuation allowance
Commercial real estate	5,139	5,278		2,794	2,947
Commercial other	2,529	2,529		3,124	3,231
Agricultural real estate	7,005	7,005		7,618	7,618
Agricultural other	3,902	3,902		6,244	6,287
Home equity lines of credit	96	396		47	347
Consumer secured	—	—		9	9
Total impaired loans without a valuation allowance	18,671	19,110		19,836	20,439
Impaired loans
Commercial	8,626	9,008	34	9,899	10,401	443
Agricultural	13,766	13,766	132	14,298	14,341	132
Residential real estate	5,953	6,723	1,167	6,893	7,648	1,363
Consumer	—	—	—	9	9	—
Total impaired loans	$28,345	$29,497	$1,333	$31,099	$32,399	$1,938

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended September 30
	2019		2018
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$1,546	$2	$4,195	$14
Commercial other	11	—	778	16
Agricultural real estate	1,513	10	673	40
Agricultural other	1,292	11	324	45
Residential real estate senior liens	6,096	14	7,512	17
Residential real estate junior liens	12	—	18	—
Total impaired loans with a valuation allowance	10,470	37	13,500	132
Impaired loans without a valuation allowance
Commercial real estate	4,664	12	3,076	8
Commercial other	2,607	7	1,396	2
Agricultural real estate	6,995	45	7,193	137
Agricultural other	3,820	45	5,786	68
Home equity lines of credit	63	—	59	—
Consumer secured	4	—	11	—
Total impaired loans without a valuation allowance	18,153	109	17,521	215
Impaired loans
Commercial	8,828	21	9,445	40
Agricultural	13,620	111	13,976	290
Residential real estate	6,171	14	7,589	17
Consumer	4	—	11	—
Total impaired loans	$28,623	$146	$31,021	$347

	Nine Months Ended September 30
	2019		2018
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,484	$58	$4,739	$118
Commercial other	11	—	1,263	55
Agricultural real estate	951	73	584	46
Agricultural other	659	20	108	45
Residential real estate senior liens	6,406	101	7,694	107
Residential real estate junior liens	12	—	29	—
Total impaired loans with a valuation allowance	10,523	252	14,417	371
Impaired loans without a valuation allowance
Commercial real estate	3,979	86	2,763	55
Commercial other	2,776	41	1,297	21
Agricultural real estate	7,308	110	7,600	414
Agricultural other	4,913	201	4,105	219
Home equity lines of credit	47	6	68	5
Consumer secured	7	—	13	—
Total impaired loans without a valuation allowance	19,030	444	15,846	714
Impaired loans
Commercial	9,250	185	10,062	249
Agricultural	13,831	404	12,397	724
Residential real estate	6,465	107	7,791	112
Consumer	7	—	13	—
Total impaired loans	$29,553	$696	$30,263	$1,085
We had committed to advance $228 and $542 in connection with impaired loans, which includes TDRs, as of September 30, 2019 and December 31, 2018, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30
	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Agricultural other	1	$25	$25	7	$1,327	$1,327
Residential real estate	—	—	—	1	99	99
Total	1	$25	$25	8	$1,426	$1,426

	Nine Months Ended September 30
	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$184	$184	4	$1,360	$1,360
Agricultural other	4	1,859	1,859	22	5,718	5,694
Residential real estate	—	—	—	8	593	593
Total	6	$2,043	$2,043	34	$7,671	$7,647
The following is a summary of concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30
	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Agricultural other	1	$25	—	$—	5	$476	2	$851
Residential real estate	—	—	—	—	1	99	—	—
Total	1	$25	—	$—	6	$575	2	$851

	Nine Months Ended September 30
	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	2	$184	1	$174	3	$1,186
Agricultural other	1	25	3	1,834	12	2,345	10	3,373
Residential real estate	—	—	—	—	2	155	6	438
Total	1	$25	5	$2,018	15	$2,674	19	$4,997
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2019 or 2018.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine month periods ended September 30, 2019 and 2018 which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	September 30 2019	December 31 2018
TDRs	$24,699	$26,951
Note 5 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2019	December 31 2018
FHLB Stock	$15,050	$15,050
Corporate Settlement Solutions, LLC	7,747	7,565
FRB Stock	1,999	1,999
Other	334	334
Total	$25,130	$24,948
Note 6 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
FHLB advances	$245,000	2.34%	$300,000	2.20%
Securities sold under agreements to repurchase without stated maturity dates	32,386	0.11%	40,299	0.11%
Total	$277,386	2.08%	$340,299	1.95%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Fixed rate due 2019	$—	—%	$100,000	1.94%
Fixed rate due 2020	55,000	2.18%	55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.47%	10,000	2.93%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	35,000	3.17%
Fixed rate due 2024	55,000	2.68%	20,000	2.96%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$245,000	2.34%	$300,000	2.20%

(1)	Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $32,405 and $40,316 at September 30, 2019 and December 31, 2018, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following tables provide a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB

Discount Window advances during the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30
	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$32,386	$32,520	0.09%	$40,346	$34,886	0.09%
Federal funds purchased	—	317	2.61%	—	1,375	1.90%

	Nine Months Ended September 30
	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$37,441	$31,350	0.10%	$40,346	$34,608	0.14%
Federal funds purchased	7,070	919	2.64%	16,200	5,000	2.52%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2019	December 31 2018
Pledged to secure borrowed funds	$370,053	$431,430
Pledged to secure repurchase agreements	32,405	40,316
Pledged for public deposits and for other purposes necessary or required by law	62,899	58,107
Total	$465,357	$529,853
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2019	December 31 2018
States and political subdivisions	$32,405	$23,268
Mortgage-backed securities	—	10,736
Collateralized mortgage obligations	—	6,312
Total	$32,405	$40,316
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy required collateral.
As of September 30, 2019, we had the ability to borrow up to an additional $137,016, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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

The following tables provide information on derivatives related to variable rate borrowings as of:

	September 30, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.6	$10,000	Other Assets	$78

	December 31, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.3	$10,000	Other Assets	$323
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three and nine month periods ended September 30, 2019 and 2018, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three and nine month periods ended September 30, 2019 and 2018.
Our contracts with customers define our performance obligations with clearly established pricing which does not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Debit card income	$672	$600	$1,912	$1,809
Trust service fees	566	562	1,677	1,628
Investment advisory fees	123	186	469	516
Service charges and fees related to deposit accounts	78	83	236	250
Total	$1,439	$1,431	$4,294	$4,203
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Audit, consulting, and legal fees	$508	$566	$1,424	$1,745
ATM and debit card fees	308	246	854	712
Loan underwriting fees	185	339	669	653
Donations and community relations	330	141	660	502
Director fees	195	212	592	643
Marketing costs	248	285	561	544
Memberships and subscriptions	176	153	519	422
Education and travel	72	130	285	346
FDIC insurance premiums	(282)	185	50	505
All other	652	642	1,970	1,932
Total other	$2,392	$2,899	$7,584	$8,004
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Income taxes at statutory rate	$1,065	$851	$2,866	$2,389
Effect of nontaxable income
Interest income on tax exempt municipal securities	(224)	(259)	(704)	(797)
Earnings on corporate owned life insurance policies	(39)	(35)	(118)	(109)
Effect of tax credits	(182)	(200)	(539)	(601)
Other	(4)	(6)	(12)	(25)
Total effect of nontaxable income	(449)	(500)	(1,373)	(1,532)
Effect of nondeductible expenses	14	8	27	30
Federal income tax expense	$630	$359	$1,520	$887

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Average number of common shares outstanding for basic calculation	7,925,332	7,851,448	7,904,568	7,876,941
Average potential effect of common shares in the Directors Plan (1)	181,536	200,597	186,720	199,488
Average number of common shares outstanding used to calculate diluted earnings per common share	8,106,868	8,052,045	8,091,288	8,076,429
Net income	$4,442	$3,696	$12,126	$10,491
Earnings per common share
Basic	$0.56	$0.47	$1.53	$1.33
Diluted	$0.55	$0.46	$1.50	$1.30

(1)	Exclusive of shares held in the Rabbi Trust
Note 11 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2019				2018
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$3,417	$91	$(2,741)	$767	$(7,295)	$351	$(3,223)	$(10,167)
OCI before reclassifications	1,724	(37)	—	1,687	(2,513)	7	—	(2,506)
Amounts reclassified from AOCI	(6)	—	—	(6)	—	—	—	—
Subtotal	1,718	(37)	—	1,681	(2,513)	7	—	(2,506)
Tax effect	(310)	8	—	(302)	522	(2)	—	520
OCI, net of tax	1,408	(29)	—	1,379	(1,991)	5	—	(1,986)
Balance, September 30	$4,825	$62	$(2,741)	$2,146	$(9,286)	$356	$(3,223)	$(12,153)

	Nine Months Ended September 30
	2019				2018
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$(5,200)	$256	$(2,741)	$(7,685)	$391	$230	$(3,223)	$(2,602)
OCI before reclassifications	12,554	(245)	—	12,309	(12,548)	160	—	(12,388)
Amounts reclassified from AOCI	(6)	—	—	(6)	—	—	—	—
Subtotal	12,548	(245)	—	12,303	(12,548)	160	—	(12,388)
Tax effect	(2,523)	51	—	(2,472)	2,648	(34)	—	2,614
OCI, net of tax	10,025	(194)	—	9,831	(9,900)	126	—	(9,774)
Adoption of ASU 2016-01	—	—	—	—	223	—	—	223
Balance, September 30	$4,825	$62	$(2,741)	$2,146	$(9,286)	$356	$(3,223)	$(12,153)
Included in OCI for the three and nine month periods ended September 30, 2019 and 2018 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$240	$1,484	$1,724	$(27)	$(2,486)	$(2,513)
Reclassification adjustment for net (gains) losses included in net income	—	(6)	(6)	—	—	—
Net unrealized gains (losses)	240	1,478	1,718	(27)	(2,486)	(2,513)
Tax effect	—	(310)	(310)	—	522	522
Unrealized gains (losses), net of tax	$240	$1,168	$1,408	$(27)	$(1,964)	$(1,991)

	Nine Months Ended September 30
	2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$535	$12,019	$12,554	$59	$(12,607)	$(12,548)
Reclassification adjustment for net (gains) losses included in net income	—	(6)	(6)	—	—	—
Net unrealized gains (losses)	535	12,013	12,548	59	(12,607)	(12,548)
Tax effect	—	(2,523)	(2,523)	—	2,648	2,648
Unrealized gains (losses), net of tax	$535	$9,490	$10,025	$59	$(9,959)	$(9,900)

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

The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 50%
		Cash crop inventory	30% - 40%
Discounted value	$18,940	Livestock	30%
		Other inventory	50%
		Accounts receivable	25% - 50%
		Liquor license	75%
		Furniture, fixtures & equipment	45%

	December 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$20,045	Livestock	30%
		Other inventory	45% - 50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$34,331	$34,331	$34,331	$—	$—
Mortgage loans AFS	1,912	1,928	—	1,928	—
Gross loans	1,191,804	1,175,721	—	—	1,175,721
Less allowance for loan and lease losses	8,169	8,169	—	—	8,169
Net loans	1,183,635	1,167,552	—	—	1,167,552
Accrued interest receivable	7,360	7,360	7,360	—	—
Equity securities without readily determinable fair values (1)	25,130	N/A	—	—	—
OMSR	2,375	2,375	—	2,375	—
LIABILITIES
Deposits without stated maturities	882,688	882,688	882,688	—	—
Deposits with stated maturities	426,085	427,536	—	427,536	—
Borrowed funds	277,386	280,203	—	280,203	—
Accrued interest payable	870	870	870	—	—

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$73,471	$73,471	$73,471	$—	$—
Mortgage loans AFS	358	365	—	365	—
Gross loans	1,128,707	1,099,645	—	—	1,099,645
Less allowance for loan and lease losses	8,375	8,375	—	—	8,375
Net loans	1,120,332	1,091,270	—	—	1,091,270
Accrued interest receivable	6,928	6,928	6,928	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,434	2,602	—	2,602	—
LIABILITIES
Deposits without stated maturities	859,073	859,073	859,073	—	—
Deposits with stated maturities	433,620	425,993	—	425,993	—
Borrowed funds	340,299	333,829	—	333,829	—
Accrued interest payable	826	826	826	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$—	$—	$—	$—	$170	$—	$170	$—
States and political subdivisions	175,575	—	175,575	—	190,866	—	190,866	—
Auction rate money market preferred	3,089	—	3,089	—	2,554	—	2,554	—
Mortgage-backed securities	150,120	—	150,120	—	184,484	—	184,484	—
Collateralized mortgage obligations	116,745	—	116,745	—	116,760	—	116,760	—
Total AFS securities	445,529	—	445,529	—	494,834	—	494,834	—
Derivative instruments	78	—	78	—	323	—	323	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,940	—	—	18,940	20,045	—	—	20,045
Total	$464,547	$—	$445,607	$18,940	$515,202	$—	$495,157	$20,045
Percent of assets and liabilities measured at fair value		—%	95.92%	4.08%		—%	96.11%	3.89%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2019.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2019	December 31 2018
ASSETS
Cash on deposit at the Bank	$2,447	$2,499
Investments in subsidiaries	156,850	143,942
Premises and equipment	1,551	1,912
Other assets	52,119	51,674
TOTAL ASSETS	$212,967	$200,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$591	$4,508
Shareholders' equity	212,376	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$212,967	$200,027
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Income
Dividends from subsidiaries	$2,400	$4,900	$5,500	$10,900
Interest income	1	1	5	1
Other income	181	812	394	2,342
Total income	2,582	5,713	5,899	13,243
Expenses
Compensation and benefits	—	1,068	—	3,227
Occupancy and equipment	15	129	44	378
Audit, consulting, and legal fees	110	154	355	586
Director fees	90	106	277	313
Other	254	142	872	450
Total expenses	469	1,599	1,548	4,954
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,113	4,114	4,351	8,289
Federal income tax benefit	60	165	239	545
Income before equity in undistributed earnings of subsidiaries	2,173	4,279	4,590	8,834
Undistributed earnings of subsidiaries	2,269	(583)	7,536	1,657
Net income	$4,442	$3,696	$12,126	$10,491

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2019	2018
Operating activities
Net income	$12,126	$10,491
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(7,536)	(1,657)
Undistributed earnings of equity securities without readily determinable fair values	(182)	(143)
Share-based payment awards under equity compensation plan	415	449
Depreciation	34	98
Changes in operating assets and liabilities which provided (used) cash
Other assets	(35)	1,080
Other liabilities	641	(597)
Net cash provided by (used in) operating activities	5,463	9,721
Investing activities
Sales (purchases) of premises and equipment	—	(79)
Net cash provided by (used in) investing activities	—	(79)
Financing activities
Cash dividends paid on common stock	(6,149)	(6,126)
Proceeds from the issuance of common stock	3,672	5,093
Common stock repurchased	(2,140)	(6,212)
Common stock purchased for deferred compensation obligations	(898)	(290)
Net cash provided by (used in) financing activities	(5,515)	(7,535)
Increase (decrease) in cash and cash equivalents	(52)	2,107
Cash and cash equivalents at beginning of period	2,499	185
Cash and cash equivalents at end of period	$2,447	$2,292
On January 1, 2019, there was a transaction to restructure the Bank and the parent holding company for the purpose of better-organizing the entities for present and future needs.  The transaction is expected to produce future benefits for us in the form of reduced operational costs and better-managed risk.  Assets and liabilities transferred from the parent company to the Bank relate primarily to capital assets, net deferred income tax asset, prepaid assets, employee benefits payable, accrued expenses, and a pension plan.  Effective January 1, 2019, employee compensation and benefit expenses will be recognized directly by the Bank, where expenses related to certain administrative functions were previously recognized by the parent holding company.  Similarly, expenses related to most capital assets will be recognized directly by the Bank. A portion of employee compensation and benefit expenses, as well as some expenses related to capital assets, will be recognized by the holding company through a management fee paid to the Bank.
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2019 and 2018 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section is a review of our financial condition and the results of our operations for the unaudited three and nine month periods ended September 30, 2019 and 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2019, we reported net income of $4,442 and $12,126 and earnings per common share of $0.56 and $1.53, respectively. Net income and earnings per common share for the same periods of 2018 were $3,696 and $10,491 and $0.47 and $1.33, respectively. A combination of improved yields and growth in our loan portfolio over the past twelve months were large drivers of a $3,204 increase in interest income for the first nine months of 2019 compared to the same period in 2018. Interest expense on deposits and borrowings increased $1,996 for the nine month period ended September 30, 2019 when compared to the same period in 2018 primarily due to higher interest rates. Noninterest income increased $648 during the first nine months of 2019 when compared to the same period in 2018 as we experienced an increase in debit card transaction fees and gains related to foreclosed assets. Noninterest expenses for the first nine months of 2019 exceeded noninterest expenses for the same period in 2018 by $176. Expenses related to our employee incentive plans account for a portion of this increase, which was partially offset by an FDIC assessment credit, reduced audit and consulting fees, and ongoing cost control initiatives. These initiatives include managing employee turnover, capital expenditures and vendor costs.
As of September 30, 2019, total assets and assets under management were $1,813,684 and $2,548,131, respectively. Assets under management include loans sold and serviced of $258,873 and assets managed by our Investment and Trust Services Department of $475,574, in addition to assets on our consolidated balance sheet. As a result of the flat yield curve that has existed for several months, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Therefore, our securities portfolio has declined $49,305 since December 31, 2018. Based on strategic objectives, we utilized this available cash flow to reduce borrowings as they mature and other high-cost funding sources, resulting in a decline in total assets as of September 30, 2019 when compared to December 31, 2018. Loans outstanding as of September 30, 2019 totaled $1,191,804. During the first nine months of 2019, gross loans increased $63,097 which was largely driven by growth in our commercial loan portfolio. Total deposits increased $16,080 during the year, primarily due to increases in savings and trust related deposits, and totaled $1,308,773 as of September 30, 2019. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 3.13% and 3.07% for the three and nine months ended September 30, 2019, respectively. This compares to 2.97% in both the three and nine months ended September 30, 2018. Management has implemented various initiatives which, over time, are expected to continue to improve our net yield on interest earning assets. These initiatives included transitioning a larger percentage of assets from lower yielding investment securities to higher yielding loan opportunities, continued growth of the loan portfolio, reduced reliance on borrowings and brokered deposits, and enhanced pricing strategies related to loan and deposit products. We are actively committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our investment and trust services, increasing our presence within our geographical footprint, and managing operating costs.
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
Reclassifications
Certain amounts reported in the interim 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. Other assets and other liabilities on the interim condensed consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes $1,725). This resulted in a $5,195 increase in total assets and total liabilities as of December 31, 2018. All other balances and ratios were not materially impacted.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
INCOME STATEMENT DATA
Interest income	$17,161	$16,815	$16,481	$16,611	$16,419
Interest expense	4,550	4,527	4,292	4,258	4,231
Net interest income	12,611	12,288	12,189	12,353	12,188
Provision for loan losses	193	(179)	34	342	(76)
Noninterest income	3,274	3,011	2,479	2,860	2,878
Noninterest expenses	10,620	10,749	10,789	10,865	11,087
Federal income tax expense	630	541	349	476	359
Net income	$4,442	$4,188	$3,496	$3,530	$3,696
PER SHARE
Basic earnings	$0.56	$0.53	$0.44	$0.45	$0.47
Diluted earnings	$0.55	$0.52	$0.43	$0.44	$0.46
Dividends	$0.26	$0.26	$0.26	$0.26	$0.26
Tangible book value (1)	$20.65	$20.17	$19.47	$18.68	$17.89
Quoted market value
High	$23.45	$23.75	$24.50	$27.00	$27.65
Low	$22.01	$22.25	$22.25	$22.50	$26.05
Close (2)	$22.30	$23.25	$23.75	$22.56	$26.75
Common shares outstanding (2)	7,938,234	7,918,494	7,906,078	7,870,969	7,830,940
PERFORMANCE RATIOS
Return on average total assets	0.98%	0.93%	0.77%	0.77%	0.80%
Return on average shareholders' equity	8.37%	8.13%	7.00%	7.35%	7.67%
Return on average tangible shareholders' equity	11.08%	10.61%	8.97%	9.20%	9.75%
Net interest margin yield (FTE)	3.13%	3.06%	3.02%	3.02%	2.97%
BALANCE SHEET DATA (2)
Gross loans	$1,191,804	$1,176,622	$1,144,832	$1,128,707	$1,139,930
AFS securities	$445,529	$470,449	$494,842	$494,834	$501,139
Total assets	$1,813,684	$1,824,592	$1,806,371	$1,842,502	$1,833,663
Deposits	$1,308,773	$1,281,418	$1,277,963	$1,292,693	$1,276,806
Borrowed funds	$277,386	$320,462	$311,684	$340,299	$359,776
Shareholders' equity	$212,376	$208,114	$202,413	$195,519	$188,536
Gross loans to deposits	91.06%	91.82%	89.58%	87.31%	89.28%
ASSETS UNDER MANAGEMENT (2)
Loans sold with servicing retained	$258,873	$257,062	$259,127	$259,481	$257,400
Assets managed by our Investment and Trust Services Department	$475,574	$487,180	$475,560	$447,487	$504,371
Total assets under management	$2,548,131	$2,568,834	$2,541,058	$2,549,470	$2,595,434
ASSET QUALITY (2)
Nonperforming loans to gross loans	0.59%	0.70%	0.64%	0.65%	0.65%
Nonperforming assets to total assets	0.41%	0.48%	0.43%	0.42%	0.42%
ALLL to gross loans	0.69%	0.68%	0.73%	0.74%	0.71%
CAPITAL RATIOS (2)
Shareholders' equity to assets	11.71%	11.41%	11.20%	10.64%	10.28%
Tier 1 leverage	9.16%	9.03%	8.91%	8.72%	8.49%
Common equity tier 1 capital	12.58%	12.43%	12.45%	12.58%	12.18%
Tier 1 risk-based capital	12.58%	12.43%	12.45%	12.58%	12.18%
Total risk-based capital	13.21%	13.06%	13.12%	13.26%	12.83%
(1) Tangible book value calculations include unrealized gain/loss on AFS securities.
(2) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2019	September 30 2018	September 30 2017	September 30 2016	September 30 2015
INCOME STATEMENT DATA
Interest income	$50,457	$47,253	$43,335	$39,906	$38,479
Interest expense	13,369	11,373	9,059	8,039	7,586
Net interest income	37,088	35,880	34,276	31,867	30,893
Provision for loan losses	48	636	85	185	(1,999)
Noninterest income	8,764	8,116	8,102	7,921	7,858
Noninterest expenses	32,158	31,982	29,597	27,731	26,166
Federal income tax expense (1)	1,520	887	2,180	1,855	2,750
Net income	$12,126	$10,491	$10,516	$10,017	$11,834
PER SHARE
Basic earnings	$1.53	$1.33	$1.34	$1.28	$1.52
Diluted earnings	$1.50	$1.30	$1.31	$1.25	$1.49
Dividends	$0.78	$0.78	$0.76	$0.73	$0.70
Tangible book value (2)	$20.65	$17.89	$18.83	$18.70	$17.27
Quoted market value
High	$24.50	$28.25	$29.10	$29.90	$23.85
Low	$22.01	$26.05	$27.60	$27.25	$22.00
Close (3)	$22.30	$26.75	$29.00	$27.70	$23.69
Common shares outstanding (3)	7,938,234	7,830,940	7,856,664	7,833,481	7,765,333
PERFORMANCE RATIOS
Return on average total assets	0.89%	0.77%	0.79%	0.80%	1.00%
Return on average shareholders' equity	7.85%	7.22%	7.18%	6.90%	8.80%
Return on average tangible shareholders' equity	10.08%	9.22%	9.67%	9.68%	12.06%
Net interest margin yield (FTE) (1)	3.07%	2.97%	3.03%	3.00%	3.12%
BALANCE SHEET DATA (3)
Gross loans	$1,191,804	$1,139,930	$1,077,544	$989,366	$836,671
AFS securities	$445,529	$501,139	$549,274	$560,641	$625,420
Total assets	$1,813,684	$1,833,663	$1,791,967	$1,706,498	$1,619,250
Deposits	$1,308,773	$1,276,806	$1,216,062	$1,175,833	$1,128,003
Borrowed funds	$277,386	$359,776	$367,027	$325,409	$267,610
Shareholders' equity	$212,376	$188,536	$196,463	$195,184	$182,998
Gross loans to deposits	91.06%	89.28%	88.61%	84.14%	74.17%
ASSETS UNDER MANAGEMENT (3)
Loans sold with servicing retained	$258,873	$257,400	$268,817	$275,037	$289,268
Assets managed by our Investment and Trust Services Department	$475,574	$504,371	$467,601	$424,573	$392,124
Total assets under management	$2,548,131	$2,595,434	$2,528,385	$2,406,108	$2,300,642
ASSET QUALITY (3)
Nonperforming loans to gross loans	0.59%	0.65%	0.21%	0.16%	0.10%
Nonperforming assets to total assets	0.41%	0.42%	0.14%	0.11%	0.09%
ALLL to gross loans	0.69%	0.71%	0.71%	0.79%	0.98%
CAPITAL RATIOS (3)
Shareholders' equity to assets	11.71%	10.28%	10.96%	11.44%	11.30%
Tier 1 leverage	9.16%	8.49%	8.50%	8.59%	8.54%
Common equity tier 1 capital	12.58%	12.18%	12.20%	12.41%	13.57%
Tier 1 risk-based capital	12.58%	12.18%	12.20%	12.41%	13.57%
Total risk-based capital	13.21%	12.83%	12.84%	13.10%	14.20%
(1) Calculations are based on a federal income tax rate of 21% in 2018 and 2019 and 34% for all prior periods.
(2) Tangible book value calculations include unrealized gain/loss on AFS securities.
(3) At end of period

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21%. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in other interest earning assets.

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,177,257	$14,020	4.76%	$1,155,284	$13,587	4.70%	$1,151,881	$12,833	4.46%
Taxable investment securities	288,374	1,691	2.35%	309,650	1,873	2.42%	334,785	2,031	2.43%
Nontaxable investment securities	164,159	1,557	3.79%	172,400	1,623	3.77%	188,885	1,755	3.72%
Fed funds sold	218	2	2.83%	—	—	—%	—	—	—%
Other	32,694	297	3.63%	25,123	148	2.36%	29,387	254	3.46%
Total earning assets	1,662,702	17,567	4.23%	1,662,457	17,231	4.15%	1,704,938	16,873	3.96%
NONEARNING ASSETS
Allowance for loan losses	(8,072)			(8,349)			(8,213)
Cash and demand deposits due from banks	21,078			19,089			20,291
Premises and equipment	26,749			27,326			28,310
Accrued income and other assets	111,927			107,046			94,518
Total assets	$1,814,384			$1,807,569			$1,839,844
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$234,164	$76	0.13%	$230,238	$83	0.14%	$233,485	$69	0.12%
Savings deposits	381,458	644	0.68%	374,750	586	0.63%	362,505	450	0.50%
Time deposits	429,407	2,260	2.11%	430,098	2,196	2.04%	454,456	1,917	1.69%
Borrowed funds	300,120	1,570	2.09%	321,958	1,662	2.06%	363,544	1,795	1.98%
Total interest bearing liabilities	1,345,149	4,550	1.35%	1,357,044	4,527	1.33%	1,413,990	4,231	1.20%
NONINTEREST BEARING LIABILITIES
Demand deposits	242,092			230,203			226,238
Other	14,753			14,288			6,937
Shareholders’ equity	212,390			206,034			192,679
Total liabilities and shareholders’ equity	$1,814,384			$1,807,569			$1,839,844
Net interest income (FTE)		$13,017			$12,704			$12,642
Net yield on interest earning assets (FTE)			3.13%			3.06%			2.97%

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,154,715	$40,498	4.68%	$1,114,683	$36,205	4.33%
Taxable investment securities	305,880	5,522	2.41%	346,956	6,318	2.43%
Nontaxable investment securities	172,091	4,867	3.77%	194,361	5,456	3.74%
Fed funds sold	82	2	2.51%	—	—	—%
Other	32,846	824	3.34%	22,010	716	4.34%
Total earning assets	1,665,614	51,713	4.14%	1,678,010	48,695	3.87%
NONEARNING ASSETS
Allowance for loan losses	(8,274)			(8,078)
Cash and demand deposits due from banks	19,793			19,481
Premises and equipment	27,257			28,454
Accrued income and other assets	106,304			95,717
Total assets	$1,810,694			$1,813,584
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$233,484	$227	0.13%	$230,376	$201	0.12%
Savings deposits	379,116	1,845	0.65%	360,295	1,169	0.43%
Time deposits	431,959	6,491	2.00%	461,114	5,342	1.54%
Borrowed funds	314,430	4,806	2.04%	339,461	4,661	1.83%
Total interest bearing liabilities	1,358,989	13,369	1.31%	1,391,246	11,373	1.09%
NONINTEREST BEARING LIABILITIES
Demand deposits	232,996			221,423
Other	12,665			7,272
Shareholders’ equity	206,044			193,643
Total liabilities and shareholders’ equity	$1,810,694			$1,813,584
Net interest income (FTE)		$38,344			$37,322
Net yield on interest earning assets (FTE)			3.07%			2.97%
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

	Three Months Ended September 30, 2019 Compared to June 30, 2019 Increase (Decrease) Due to			Three Months Ended September 30, 2019 Compared to September 30, 2018 Increase (Decrease) Due to			Nine Months Ended September 30, 2019 Compared to September 30, 2018 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$260	$173	$433	$287	$900	$1,187	$1,332	$2,961	$4,293
Taxable investment securities	(126)	(56)	(182)	(274)	(66)	(340)	(742)	(54)	(796)
Nontaxable investment securities	(78)	12	(66)	(234)	36	(198)	(630)	41	(589)
Fed Funds Sold	2	—	2	2	—	2	2	—	2
Other	53	96	149	30	13	43	297	(189)	108
Total changes in interest income	111	225	336	(189)	883	694	259	2,759	3,018
Changes in interest expense
Interest bearing demand deposits	1	(8)	(7)	—	7	7	3	23	26
Savings deposits	11	47	58	25	169	194	64	612	676
Time deposits	(4)	68	64	(110)	453	343	(355)	1,504	1,149
Borrowed funds	(114)	22	(92)	(327)	102	(225)	(359)	504	145
Total changes in interest expense	(106)	129	23	(412)	731	319	(647)	2,643	1,996
Net change in interest margin (FTE)	$217	$96	$313	$223	$152	$375	$906	$116	$1,022
Our net yield on interest earning assets has increased in recent periods. The continuing flattening of the yield curve and rising deposit rates has placed pressure on our net interest margin. Despite this pressure, we experienced improvement as a result of improved loan yields and a decline in high-cost deposits and borrowings.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Total earning assets	4.23%	4.15%	4.05%	4.03%	3.96%
Total interest bearing liabilities	1.35%	1.33%	1.25%	1.23%	1.20%
Net yield on interest earning assets (FTE)	3.13%	3.06%	3.02%	3.02%	2.97%

	Quarter to Date Net Interest Income (FTE)
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Total interest income (FTE)	$17,567	$17,231	$16,915	$17,005	$16,873
Total interest expense	4,550	4,527	4,292	4,258	4,231
Net interest income (FTE)	$13,017	$12,704	$12,623	$12,747	$12,642

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
ALLL at beginning of period	$8,037	$8,200	$8,375	$7,700
Charge-offs
Commercial	21	—	134	450
Agricultural	1	7	60	51
Residential real estate	—	61	96	100
Consumer	121	111	324	247
Total charge-offs	143	179	614	848
Recoveries
Commercial	25	79	98	282
Agricultural	1	1	2	2
Residential real estate	25	37	143	162
Consumer	31	38	117	166
Total recoveries	82	155	360	612
Net loan charge-offs (recoveries)	61	24	254	236
Provision for loan losses	193	(76)	48	636
ALLL at end of period	$8,169	$8,100	$8,169	$8,100
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	—%	0.02%	0.02%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Total charge-offs	$143	$333	$138	$253	$179
Total recoveries	82	151	127	186	155
Net loan charge-offs (recoveries)	61	182	11	67	24
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	0.02%	—%	0.01%	—%
Provision for loan losses	$193	$(179)	$34	$342	$(76)
Provision for loan losses to average loans outstanding	0.02%	(0.02)%	—%	0.03%	(0.01)%
ALLL	$8,169	$8,037	$8,398	$8,375	$8,100
ALLL as a % of loans at end of period	0.69%	0.68%	0.73%	0.74%	0.71%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remains strong. Overall, our level of required reserve is modest due to strong credit quality indicators, low historical loss factors, and a low amount of net charge-offs.

The following table illustrates our changes within the two main components of the ALLL as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
ALLL
Individually evaluated for impairment	$1,333	$1,479	$1,509	$1,938	$2,074
Collectively evaluated for impairment	6,836	6,558	6,889	6,437	6,026
Total	$8,169	$8,037	$8,398	$8,375	$8,100
ALLL to gross loans
Individually evaluated for impairment	0.11%	0.13%	0.13%	0.17%	0.18%
Collectively evaluated for impairment	0.58%	0.55%	0.60%	0.57%	0.53%
Total	0.69%	0.68%	0.73%	0.74%	0.71%
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

	Total Past Due and Nonaccrual Loans
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Commercial	$3,175	$2,243	$5,299	$2,722	$3,084
Agricultural	4,800	6,672	6,854	5,377	5,663
Residential real estate	1,999	1,690	6,063	3,208	3,137
Consumer	162	94	152	105	68
Total	$10,136	$10,699	$18,368	$11,412	$11,952
Total past due and nonaccrual loans to gross loans	0.85%	0.91%	1.60%	1.01%	1.05%
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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of September 30, 2019 or December 31, 2018.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended September 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2019	122	$20,310	22	$5,655	144	$25,965
New modifications	1	25	—	—	1	25
Principal advances (payments)	—	(260)	—	(120)	—	(380)
Loans paid off	(4)	(294)	(2)	(617)	(6)	(911)
Partial charge-offs	—	—	—	—	—	—
Transfers to accrual status	8	1,142	(8)	(1,142)	—	—
Transfers to nonaccrual status	(1)	(30)	1	30	—	—
September 30, 2019	126	$20,893	13	$3,806	139	$24,699

	Nine Months Ended September 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	6	2,043	—	—	6	2,043
Principal advances (payments)	—	(980)	—	(380)	—	(1,360)
Loans paid off	(16)	(1,487)	(11)	(1,335)	(27)	(2,822)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	9	1,219	(9)	(1,219)	—	—
Transfers to nonaccrual status	(6)	(3,302)	6	3,302	—	—
September 30, 2019	126	$20,893	13	$3,806	139	$24,699

	Three Months Ended September 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2018	142	$23,730	21	$4,071	163	$27,801
New modifications	3	950	5	476	8	1,426
Principal advances (payments)	—	(557)	—	(46)	—	(603)
Loans paid off	(6)	(244)	(2)	(363)	(8)	(607)
Partial charge-offs	—	—	—	(7)	—	(7)
Transfers to nonaccrual status	(2)	(111)	2	111	—	—
September 30, 2018	137	$23,768	26	$4,242	163	$28,010

	Nine Months Ended September 30, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	25	6,514	9	1,133	34	7,647
Principal advances (payments)	—	(878)	—	(621)	—	(1,499)
Loans paid off	(28)	(3,942)	(3)	(386)	(31)	(4,328)
Partial charge-offs	—	—	—	(7)	—	(7)
Transfers to nonaccrual status	(7)	(1,210)	7	1,210	—	—
September 30, 2018	137	$23,768	26	$4,242	163	$28,010
The following table summarizes our TDRs as of:

	September 30, 2019			December 31, 2018
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,634	$508	$21,142	$21,794	$2,673	$24,467	$(3,325)
Past due 30-59 days	259	3,298	3,557	899	—	899	2,658
Past due 60-89 days	—	—	—	707	—	707	(707)
Past due 90 days or more	—	—	—	—	878	878	(878)
Total	$20,893	$3,806	$24,699	$23,400	$3,551	$26,951	$(2,252)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,929	$6,249	$29	$6,507	$6,840	$437
Commercial other	1,299	1,299	—	1,713	1,713	—
Agricultural real estate	8,001	8,001	101	7,452	7,452	112
Agricultural other	4,554	4,554	11	5,288	5,331	—
Residential real estate senior liens	4,883	5,164	971	5,923	6,205	1,181
Residential real estate junior liens	12	12	2	12	12	2
Home equity lines of credit	21	321	—	47	347	—
Consumer secured	—	—	—	9	9	—
Total TDRs	24,699	25,600	1,114	26,951	27,909	1,732
Other impaired loans
Commercial real estate	157	219	—	256	318	—
Commercial other	1,241	1,241	5	1,423	1,530	6
Agricultural real estate	516	516	—	557	558	—
Agricultural other	695	695	20	1,001	1,000	20
Residential real estate senior liens	962	1,151	194	911	1,084	180
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	75	75	—	—	—	—
Total other impaired loans	3,646	3,897	219	4,148	4,490	206
Total impaired loans	$28,345	$29,497	$1,333	$31,099	$32,399	$1,938
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Nonaccrual status loans	$6,962	$8,107	$7,260	$7,260	$7,136
Accruing loans past due 90 days or more	40	110	30	113	274
Total nonperforming loans	7,002	8,217	7,290	7,373	7,410
Foreclosed assets	468	513	401	355	305
Total nonperforming assets	$7,470	$8,730	$7,691	$7,728	$7,715
Nonperforming loans as a % of total loans	0.59%	0.70%	0.64%	0.65%	0.65%
Nonperforming assets as a % of total assets	0.41%	0.48%	0.43%	0.42%	0.42%
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While the level of nonperforming loans has fluctuated in recent periods, it remains low in comparison to peer banks. Recent fluctuations in nonaccrual loans have been concentrated in our agricultural portfolio as a result of the challenges facing much of the agricultural industry.
The following tables summarize nonaccrual loans as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Commercial	$1,632	$1,692	$1,931	$1,757	$1,140
Agricultural	4,520	5,532	4,757	4,949	5,298
Residential real estate	810	883	572	554	698
Total	$6,962	$8,107	$7,260	$7,260	$7,136
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Commercial	$390	$450	$515	$160	$723
Agricultural	3,309	5,096	3,199	3,391	3,237
Residential real estate	107	109	111	—	282
Total	$3,806	$5,655	$3,825	$3,551	$4,242
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We have identified all impaired loans as of September 30, 2019.
The level of the ALLL is appropriate as of September 30, 2019. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2019	2018	$	%
Service charges and fees	$1,705	$1,557	$148	9.51%
Investment and Trust advisory fees	689	748	(59)	(7.89)%
Earnings on corporate owned life insurance policies	190	185	5	2.70%
Net gain on sale of mortgage loans	199	171	28	16.37%
Net gains on foreclosed assets	202	23	179	778.26%
Net gains on sale of AFS securities	6	—	6	N/M
Other
Corporate Settlement Solutions joint venture	181	120	61	50.83%
All other	102	74	28	37.84%
Total other	283	194	89	45.88%
Total noninterest income	$3,274	$2,878	$396	13.76%

	Nine Months Ended September 30
			Change
	2019	2018	$	%
Service charges and fees	$4,706	$4,533	$173	3.82%
Investment and Trust advisory fees	2,146	2,144	2	0.09%
Earnings on corporate owned life insurance policies	564	551	13	2.36%
Net gain on sale of mortgage loans	408	339	69	20.35%
Net gains on foreclosed assets	213	34	179	526.47%
Net gains on sale of AFS securities	6	—	6	N/M
Other
Corporate Settlement Solutions joint venture	394	274	120	43.80%
All other	327	241	86	35.68%
Total other	721	515	206	40.00%
Total noninterest income	$8,764	$8,116	$648	7.98%
Service charges and fees include ATM and debit card fees, NSF and overdraft fees, loan servicing fee income, OMSR income and other deposit account fees. ATM and debit card fees fluctuate from period-to-period based primarily on usage of ATM and debit cards. OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. As such, OMSR income during 2019 could experience fluctuations and may not exceed 2018 OMSR income. Service charges and fees during the remainder of 2019 are expected to exceed 2018 income due primarily to ATM and debit card fees.
We are continually analyzing our AFS securities portfolio for potential sale opportunities. Securities with unrealized gains or less than desirable yields may be sold for funding and profitability purposes. During the third quarter of 2019, we identified securities that were desirable to be sold and recognized net gains with these sales.
Income related to our joint venture in Corporate Settlement Solutions increased during 2019 as a result of new customers, increased volume from existing customers, and reduced expenses. As a result, income during 2019 is expected to exceed 2018 income.
Net gains on foreclosed assets fluctuate from time-to-time and are based on the level of activity in foreclosures and properties owned.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2019	2018	$	%
Compensation and benefits	$5,971	$5,845	$126	2.16%
Furniture and equipment	1,427	1,473	(46)	(3.12)%
Occupancy	830	870	(40)	(4.60)%
Other
Audit, consulting, and legal fees	508	566	(58)	(10.25)%
ATM and debit card fees	308	246	62	25.20%
Loan underwriting fees	185	339	(154)	(45.43)%
Donations and community relations	330	141	189	134.04%
Director fees	195	212	(17)	(8.02)%
Marketing costs	248	285	(37)	(12.98)%
Memberships and subscriptions	176	153	23	15.03%
Education and travel	72	130	(58)	(44.62)%
FDIC insurance premiums	(282)	185	(467)	(252.43)%
All other	652	642	10	1.56%
Total other	2,392	2,899	(507)	(17.49)%
Total noninterest expenses	$10,620	$11,087	$(467)	(4.21)%

	Nine Months Ended September 30
			Change
	2019	2018	$	%
Compensation and benefits	$17,650	$17,018	$632	3.71%
Furniture and equipment	4,330	4,459	(129)	(2.89)%
Occupancy	2,594	2,501	93	3.72%
Other
Audit, consulting, and legal fees	1,424	1,745	(321)	(18.40)%
ATM and debit card fees	854	712	142	19.94%
Loan underwriting fees	669	653	16	2.45%
Donations and community relations	660	502	158	31.47%
Director fees	592	643	(51)	(7.93)%
Marketing costs	561	544	17	3.13%
Memberships and subscriptions	519	422	97	22.99%
Education and travel	285	346	(61)	(17.63)%
FDIC insurance premiums	50	505	(455)	(90.10)%
All other	1,970	1,932	38	1.97%
Total other	7,584	8,004	(420)	(5.25)%
Total noninterest expenses	$32,158	$31,982	$176	0.55%
The increase in compensation and benefits expense is primarily related to increased expenses to our employee incentive plans which required additional expenses during the second and third quarters of 2019. As a result, compensation and benefits expense in 2019 is expected to exceed 2018 levels.
Audit, consulting, and legal fees in 2018 included one-time charges related to income tax strategies. As a result, 2019 expenses were less than 2018 year-to-date and this trend is expected for the remainder of 2019.
Donations and community relations increased during 2019 as result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve. Some of these initiatives include volunteering our time and making monetary contributions. We anticipate donations and community relations expenses in 2019 to exceed 2018 expenses.

Loan underwriting fees increased during the second half of 2018 and continued in the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Loan underwriting fees in 2019 are not expected to exceed 2018 levels based on availability of products during 2019.
As a result of an assessment credit received during the third quarter of 2019 of $440, FDIC insurance premiums declined and as a result, expenses for 2019 are not likely to exceed 2018 levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2019	December 31 2018	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$34,331	$73,471	$(39,140)	(53.27)%
AFS securities
Amortized cost of AFS securities	439,392	501,245	(61,853)	(12.34)%
Unrealized gains (losses) on AFS securities	6,137	(6,411)	12,548	N/M
AFS securities	445,529	494,834	(49,305)	(9.96)%
Mortgage loans AFS	1,912	358	1,554	N/M
Loans
Gross loans	1,191,804	1,128,707	63,097	5.59%
Less allowance for loan and lease losses	8,169	8,375	(206)	(2.46)%
Net loans	1,183,635	1,120,332	63,303	5.65%
Premises and equipment	26,350	27,815	(1,465)	(5.27)%
Corporate owned life insurance policies	28,261	27,733	528	1.90%
Accrued interest receivable	7,360	6,928	432	6.24%
Equity securities without readily determinable fair values	25,130	24,948	182	0.73%
Goodwill and other intangible assets	48,396	48,451	(55)	(0.11)%
Other assets	12,780	17,632	(4,852)	(27.52)%
TOTAL ASSETS	$1,813,684	$1,842,502	$(28,818)	(1.56)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,308,773	$1,292,693	$16,080	1.24%
Borrowed funds	277,386	340,299	(62,913)	(18.49)%
Accrued interest payable and other liabilities	15,149	13,991	1,158	8.28%
Total liabilities	1,601,308	1,646,983	(45,675)	(2.77)%
Shareholders’ equity	212,376	195,519	16,857	8.62%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,813,684	$1,842,502	$(28,818)	(1.56)%
As shown above, total assets declined $28,818 since December 31, 2018 which was primarily driven by a decline in cash and cash equivalents and AFS securities. In the current interest rate environment, we have elected to use excess funds and proceeds from the sale of AFS securities to lend and reduce borrowed funds. As a result, the investment portfolio declined due to sales and normal calls and maturities. We experienced loan growth of $63,097 during the first nine months of 2019 which was largely driven by growth in our commercial loan portfolio.

The following table outlines the changes in loans:

	September 30 2019	December 31 2018	$ Change	% Change (unannualized)
Commercial	$708,735	$659,529	$49,206	7.46%
Agricultural	118,460	127,161	(8,701)	(6.84)%
Residential real estate	292,311	275,343	16,968	6.16%
Consumer	72,298	66,674	5,624	8.44%
Total	$1,191,804	$1,128,707	$63,097	5.59%
The following table displays loan balances as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Commercial	$708,735	$701,954	$677,554	$659,529	$668,915
Agricultural	118,460	120,363	123,393	127,161	129,232
Residential real estate	292,311	283,285	276,776	275,343	276,904
Consumer	72,298	71,020	67,109	66,674	64,879
Total	$1,191,804	$1,176,622	$1,144,832	$1,128,707	$1,139,930
While competition for commercial loan opportunities continues to be strong, we experienced growth in this segment of the portfolio during the last 12 months and do not expect significant change during the remainder of 2019. Over the last 12 months agricultural loans have declined each quarter and while we do not anticipate significant declines, we do expect this trend to continue during the remainder of 2019. Residential real estate and consumer loans have experienced growth over the last year and continued growth is expected during the remainder of 2019.
The following table outlines the changes in deposits:

	September 30 2019	December 31 2018	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$242,179	$236,534	$5,645	2.39%
Interest bearing demand deposits	230,579	235,287	(4,708)	(2.00)%
Savings deposits	409,930	387,252	22,678	5.86%
Certificates of deposit	357,984	358,127	(143)	(0.04)%
Brokered certificates of deposit	52,744	62,148	(9,404)	(15.13)%
Internet certificates of deposit	15,357	13,345	2,012	15.08%
Total	$1,308,773	$1,292,693	$16,080	1.24%
The following table displays deposit balances as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Noninterest bearing demand deposits	$242,179	$244,240	$229,865	$236,534	$229,269
Interest bearing demand deposits	230,579	228,704	236,997	235,287	235,529
Savings deposits	409,930	378,988	385,617	387,252	359,720
Certificates of deposit	357,984	359,945	361,716	358,127	353,974
Brokered certificates of deposit	52,744	57,773	50,273	62,148	84,720
Internet certificates of deposit	15,357	11,768	13,495	13,345	13,594
Total	$1,308,773	$1,281,418	$1,277,963	$1,292,693	$1,276,806
While total deposits have fluctuated over the past 12 months, we experienced growth in non-contractual deposits, such as noninterest bearing demand and savings deposits. We also experienced marginal growth in certificates of deposit over the past year. Brokered certificates of deposit offer another source of funding and may fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments. In recent periods, we used excess liquidity to reduce high-cost deposits, such as brokered certificates of deposit.

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

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
Government sponsored enterprises	$—	$160	$165	$170	$180
States and political subdivisions	175,575	176,742	191,266	190,866	193,957
Auction rate money market preferred	3,089	2,849	2,819	2,554	3,108
Mortgage-backed securities	150,120	173,340	181,138	184,484	188,136
Collateralized mortgage obligations	116,745	117,358	119,454	116,760	115,758
Total	$445,529	$470,449	$494,842	$494,834	$501,139
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs that arise from changes in loans, investments, and deposits. The following table displays borrowed funds balances as of:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
FHLB advances	$245,000	$295,000	$280,000	$300,000	$320,000
Securities sold under agreements to repurchase without stated maturity dates	32,386	25,462	29,824	40,299	39,776
Federal funds purchased	—	—	1,860	—	—
Total	$277,386	$320,462	$311,684	$340,299	$359,776
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2019	December 31 2018
Unfunded commitments under lines of credit	$192,385	$199,652
Commitments to grant loans	23,026	13,225
Commercial and standby letters of credit	4,498	1,723
Total	$219,909	$214,600
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 159,521 shares or $3,672 of common stock during the first nine months of 2019, as compared to 189,074 shares or $5,093 of common stock during the same period in 2018. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $415 and $449 during the nine month periods ended September 30, 2019 and 2018, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 92,256 shares or $2,140 of common stock during the first nine months of 2019 and 215,427 shares or $6,212 during the first nine months of 2018. As of September 30, 2019, we were authorized to repurchase up to an additional 75,398 shares of common stock.
The FRB has established minimum risk based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefined what is included or deducted from equity capital, changed risk weighting for certain on and off-balance sheet assets, increased the minimum required equity capital to be considered well capitalized, and introduced a capital conservation buffer. The rules, which were gradually phased in between 2015 and 2019, did not have a material impact on the Corporation but do require us to hold more capital than has historically been required.
Effective January 1, 2015, the minimum standard for primary, or Tier 1 capital, increased from 4.00% to 6.00%. The minimum standard for total capital is 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016 the capital conservation buffer went into effect which increased the required levels each year through 2019. The following table sets forth the minimum percentages required under the Risk Based Capital guidelines and our ratios as of:

	September 30, 2019			December 31, 2018
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.58%	7.00%	6.50%	12.58%	6.375%	6.50%
Tier 1 capital	12.58%	8.50%	8.00%	12.58%	7.875%	8.00%
Total capital	13.21%	10.50%	10.00%	13.26%	9.875%	10.00%
Tier 1 leverage	9.16%	4.00%	5.00%	8.72%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At September 30, 2019, all regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $267,167 or 14.73% of assets as of September 30, 2019, compared to $256,583 or 13.93% as of December 31, 2018. The increase in the percentage of primary liquidity is a direct result of our unencumbered AFS securities' sale, maturity and principal payment activity during 2019. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2019, we had available lines of credit of $137,016.
The following table summarizes our sources and uses of cash for the nine month period ended September 30:

	2019	2018	$ Variance
Net cash provided by (used in) operating activities	$17,083	$14,250	$2,833
Net cash provided by (used in) investing activities	(3,875)	(15,457)	11,582
Net cash provided by (used in) financing activities	(52,348)	18,911	(71,259)
Increase (decrease) in cash and cash equivalents	(39,140)	17,704	(56,844)
Cash and cash equivalents January 1	73,471	30,848	42,623
Cash and cash equivalents September 30	$34,331	$48,552	$(14,221)
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
The FRB has adopted a policy requiring us to effectively manage the various risks that can have a material impact on our safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures, and internal controls for measuring and managing these risks. Specifically, our Funds Management policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long-term assets, limiting the mismatch in repricing opportunities of assets and liabilities, and the frequency of measuring and reporting to our Board.
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2019, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 and 200 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	September 30, 2019
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.80)%	(2.44)%	3.34%	6.72%	10.90%	14.79%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.76)%	(3.06)%	4.50%	8.98%	13.97%	18.31%

	December 31, 2018
	12 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.90)%	(2.85)%	1.06%	2.67%	5.15%	6.22%

	24 Months
Immediate basis point change assumption (short-term)	-200	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(6.76)%	(4.04)%	1.83%	3.82%	6.53%	6.54%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2019 and December 31, 2018. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Fair values for loans do not reflect the exit price notion as previously disclosed. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2019
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,209	$—	$—	$—	$—	$—	$8,209	$8,208
Average interest rates	1.92%	—%	—%	—%	—%	—%	1.92%
AFS securities	$95,014	$72,254	$67,433	$56,051	$37,808	$116,969	$445,529	$445,529
Average interest rates	2.46%	2.49%	2.39%	2.47%	2.55%	2.47%	2.47%
Fixed interest rate loans (1)	$193,214	$148,665	$119,322	$124,411	$72,901	$161,010	$819,523	$802,738
Average interest rates	4.21%	4.45%	4.42%	4.53%	4.43%	4.21%	4.35%
Variable interest rate loans (1)	$67,164	$45,547	$51,877	$22,117	$22,927	$162,649	$372,281	$366,512
Average interest rates	5.79%	5.34%	5.47%	5.06%	5.09%	4.64%	5.10%
Rate sensitive liabilities
Fixed rate borrowed funds	$72,386	$35,000	$50,000	$45,000	$55,000	$10,000	$267,386	$270,139
Average interest rates	1.34%	1.78%	1.97%	2.97%	2.68%	1.17%	2.06%
Variable rate borrowed funds	$—	$10,000	$—	$—	$—	$—	$10,000	$10,064
Average interest rates	—%	2.82%	—%	—%	—%	—%	2.82%
Savings and NOW accounts	$57,586	$52,311	$46,863	$42,016	$37,706	$404,027	$640,509	$640,509
Average interest rates	0.57%	0.56%	0.56%	0.55%	0.55%	0.49%	0.52%
Fixed interest rate certificates of deposit	$197,849	$94,512	$71,565	$32,180	$21,589	$3,579	$421,274	$422,752
Average interest rates	1.96%	2.25%	2.27%	2.27%	2.36%	1.88%	2.13%
Variable interest rate certificates of deposit	$3,104	$1,707	$—	$—	$—	$—	$4,811	$4,784
Average interest rates	1.32%	1.31%	—%	—%	—%	—%	1.31%
 (1) The fair value reported is exclusive of the allocation of the ALLL.

	December 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$49,837	$100	$—	$—	$—	$—	$49,937	$49,937
Average interest rates	1.85%	1.72%	—%	—%	—%	—%	1.85%
AFS securities	$84,691	$77,165	$70,081	$70,033	$59,541	$133,323	$494,834	$494,834
Average interest rates	2.49%	2.62%	2.60%	2.43%	2.52%	2.75%	2.59%
Fixed interest rate loans (1)	$152,336	$118,585	$142,107	$113,587	$119,069	$188,082	$833,766	$792,394
Average interest rates	4.44%	4.37%	4.34%	4.46%	4.49%	4.23%	4.38%
Variable interest rate loans (1)	$70,336	$30,855	$42,968	$22,766	$18,685	$109,331	$294,941	$287,196
Average interest rates	6.14%	5.75%	5.76%	5.22%	5.01%	4.16%	5.16%
Rate sensitive liabilities
Fixed rate borrowed funds	$140,299	$55,000	$50,000	$20,000	$35,000	$30,000	$330,299	$323,903
Average interest rates	1.41%	2.18%	1.91%	1.97%	3.17%	2.36%	1.92%
Variable rate borrowed funds	$—	$—	$10,000	$—	$—	$—	$10,000	$9,926
Average interest rates	—%	—%	2.62%	—%	—%	—%	2.62%
Savings and NOW accounts	$55,248	$49,944	$44,783	$40,191	$36,105	$396,268	$622,539	$622,539
Average interest rates	0.52%	0.51%	0.50%	0.50%	0.49%	0.44%	0.46%
Fixed interest rate certificates of deposit	$227,451	$54,051	$65,036	$41,502	$31,714	$6,968	$426,722	$419,116
Average interest rates	1.63%	1.90%	2.09%	1.99%	2.23%	2.14%	1.82%
Variable interest rate certificates of deposit	$4,898	$2,000	$—	$—	$—	$—	$6,898	$6,877
Average interest rates	2.32%	2.61%	—%	—%	—%	—%	2.40%
 (1) The fair value reported is exclusive of the allocation of the ALLL.
We do not believe there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. We do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term, and we do not expect to make material changes to our market risk methods in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended September 30, 2019, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				110,582
July 1 - 31	10,220	$23.09	10,220	100,362
August 1 - 31	2,285	22.32	2,285	98,077
September 1 - 30	22,679	22.62	22,679	75,398
Balance, September 30	35,184	$22.74	35,184	75,398
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

Isabella Bank Corporation

Date:	November 6, 2019	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)