Form 10-K
period 2019-12-31
ISABELLA BANK Corp
filed 2020-03-16
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common Stock - No Par Value
(Title of Class)
Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $170,605,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,920,186 as of March 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 2020 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 27, 2020.

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

ACL: Allowance for credit losses	GAAP: U.S. generally accepted accounting principles
AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest rate risk
AOCI: Accumulated other comprehensive income	ISDA: International Swaps and Derivatives Association
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated teller machine	N/A: Not applicable
BHC Act: Bank Holding Company Act of 1956	N/M: Not meaningful
CECL: Current expected credit losses	NASDAQ: NASDAQ Stock Market Index
CFPB: Consumer Financial Protection Bureau	NASDAQ Banks: NASDAQ Bank Stock Index
CIK: Central Index Key	NAV: Net asset value
CRA: Community Reinvestment Act	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OCI: Other comprehensive income (loss)
DIFS: Department of Insurance and Financial Services	OMSR: Originated mortgage servicing rights
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OREO: Other real estate owned
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OTTI: Other-than-temporary impairment
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PBO: Projected benefit obligation
Exchange Act: Securities Exchange Act of 1934	PCAOB: Public Company Accounting Oversight Board
FASB: Financial Accounting Standards Board	Rabbi Trust: A trust established to fund our Directors Plan
FDI Act: Federal Deposit Insurance Act	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
Freddie Mac: Federal Home Loan Mortgage Corporation	Yield Curve: U.S. Treasury Yield Curve
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
We are a community bank with a focus on providing high quality, personalized service at a fair price. We offer a broad array of banking and wealth management services to businesses, institutions, individuals and their families. We compete with other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and other companies providing financial services.
Lending activities include loans for commercial and agricultural operations and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and have not purchased any loans from the secondary market. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service investment management, trust and estate services.
As of December 31, 2019, we had 358 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2019 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Note 10 – Off-Balance-Sheet Activities, Commitments and Other Matters” and “Note 11 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. Unlike banks that are more geographically diversified, we provide banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, a health crisis, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,910,804 shares are issued and outstanding as of December 31, 2019. As of that date, there were 3,035 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2019
First Quarter	83,313	$22.25	$24.50
Second Quarter	192,402	22.25	23.75
Third Quarter	138,808	22.01	23.45
Fourth Quarter	224,864	22.25	24.80
	639,387
2018
First Quarter	65,782	$26.11	$28.25
Second Quarter	78,922	26.25	27.25
Third Quarter	86,032	26.05	27.65
Fourth Quarter	73,364	22.50	27.00
	304,100
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2019	2018
First Quarter	$0.26	$0.26
Second Quarter	0.26	0.26
Third Quarter	0.26	0.26
Fourth Quarter	0.27	0.26
Total	$1.05	$1.04
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on December 23, 2019, to allow for the repurchase of an additional 250,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three month period ended December 31, 2019, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				75,398
October 1 - 31	5,445	$22.59	5,445	69,953
November 1 - 30	27,796	23.89	27,796	42,157
December 1 - 23	24,011	24.32	24,011	18,146
Additional Authorization (250,000 shares)	—	—	—	268,146
December 24 - 31	20,240	24.31	20,240	247,906
Balance, December 31	77,492	$24.04	77,492	247,906
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2019	2018	2017
INCOME STATEMENT DATA
Interest income	$67,306	$63,864	$58,413
Interest expense	17,861	15,631	12,494
Net interest income	49,445	48,233	45,919
Provision for loan losses	30	978	253
Noninterest income	8,039	10,981	10,840
Noninterest expenses	43,050	42,852	40,253
Federal income tax expense (1)	1,380	1,363	3,016
Net income	$13,024	$14,021	$13,237
PER SHARE
Basic earnings	$1.65	$1.78	$1.69
Diluted earnings	$1.61	$1.74	$1.65
Dividends	$1.05	$1.04	$1.02
Tangible book value	$20.45	$18.68	$18.63
Quoted market value
High	$24.80	$28.25	$29.95
Low	$22.01	$22.50	$27.60
Close (2)	$24.31	$22.56	$28.25
Common shares outstanding (2)	7,910,804	7,870,969	7,857,293
PERFORMANCE RATIOS
Return on average total assets	0.72%	0.77%	0.75%
Return on average shareholders' equity	6.25%	7.26%	6.75%
Return on average tangible shareholders' equity	8.17%	9.74%	9.04%
Net interest margin yield (FTE) (1)	3.07%	2.98%	3.04%
BALANCE SHEET DATA (2)
Gross loans	$1,186,570	$1,128,707	$1,091,519
AFS securities	$429,839	$494,834	$548,730
Total assets	$1,814,198	$1,842,502	$1,813,130
Deposits	$1,313,851	$1,292,693	$1,265,258
Borrowed funds	$275,999	$340,299	$344,878
Shareholders' equity	$210,182	$195,519	$194,905
Gross loans to deposits	90.31%	87.31%	86.27%
ASSETS UNDER MANAGEMENT (2)
Loans sold with servicing retained	$259,375	$259,481	$266,789
Assets managed by our Investment and Trust Services Department	$436,181	$447,487	$478,146
Total assets under management	$2,509,754	$2,549,470	$2,558,065
ASSET QUALITY (2)
Nonperforming loans to gross loans	0.55%	0.65%	0.31%
Nonperforming assets to total assets	0.39%	0.42%	0.20%
ALLL to gross loans	0.67%	0.74%	0.71%
CAPITAL RATIOS (2)
Shareholders' equity to assets	11.59%	10.64%	10.75%
Tier 1 leverage	9.01%	8.72%	8.54%
Common equity tier 1 capital	12.56%	12.58%	12.23%
Tier 1 risk-based capital	12.56%	12.58%	12.23%
Total risk-based capital	13.18%	13.26%	12.86%
(1) Calculations are based on a federal income tax rate of 21% in 2019 and 2018 and 34% for 2017.
(2) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total interest income	$16,849	$17,161	$16,815	$16,481	$16,611	$16,419	$15,713	$15,121
Total interest expense	4,492	4,550	4,527	4,292	4,258	4,231	3,741	3,401
Net interest income	12,357	12,611	12,288	12,189	12,353	12,188	11,972	11,720
Provision for loan losses	(18)	193	(179)	34	342	(76)	328	384
Noninterest income	(725)	3,274	3,011	2,479	2,865	2,878	2,740	2,498
Noninterest expenses	10,892	10,620	10,749	10,789	10,870	11,087	10,788	10,107
Federal income tax expense (benefit)	(140)	630	541	349	476	359	263	265
Net income	$898	$4,442	$4,188	$3,496	$3,530	$3,696	$3,333	$3,462
PER SHARE
Basic earnings	$0.12	$0.56	$0.53	$0.44	$0.45	$0.47	$0.42	$0.44
Diluted earnings	0.11	0.55	0.52	0.43	0.44	0.46	0.41	0.43
Dividends	0.27	0.26	0.26	0.26	0.26	0.26	0.26	0.26
Quoted market value (1)	24.31	22.30	23.25	23.75	22.56	26.75	26.65	27.40
Tangible book value	20.45	20.65	20.17	19.47	18.68	19.44	19.36	19.16
(1) At end of period

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management’s discussion and analysis of our financial condition and results of operations. This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in this Annual Report on Form 10-K.
Executive Summary
We reported net income of $13,024 and earnings per common share of $1.65 for the year ended December 31, 2019. Net income and earnings per common share for the year ended December 31, 2018 were $14,021 and $1.78, respectively. Interest income for the year ended December 31, 2019 increased $3,442 when compared to 2018 primarily as the result of a combination of improved yields and growth in our loan portfolio, which totaled $57,863 during 2019. Interest expense on deposits and borrowings increased $2,230 for the year ended December 31, 2019 when compared to the same period in 2018 primarily due to higher interest rates. Net interest income increased by $1,212 for the year ended December 31, 2019 in comparison to 2018. The provision for loan losses decreased by $948, primarily as the result of improvement in credit quality. Noninterest income for the year ended December 31, 2019 decreased $2,942 when compared to 2018 primarily as a result of a $3,566 reduction in our joint venture investment in Corporate Settlement Solutions, LLC (“CSS”) due to CSS' recorded impairment of intangible assets (see discussion below). Noninterest income in 2019 also included an increase in debit card transaction fee income, gains related to the sale of loans, and gains related to foreclosed assets. Noninterest expenses for the year ended December 31, 2019 exceeded noninterest expenses in 2018 by $198. Expenses related to our employee incentive plans account for a portion of the increase in noninterest expenses, which was partially offset by an FDIC assessment credit, reduced audit and consulting fees, and ongoing cost control initiatives. These initiatives include managing capital expenditures, vendor costs, and staffing levels.
In 2008, we merged the assets of our wholly owned subsidiary, IBT Title and Insurance Agency, Inc. (“IBT Title”) into a 50/50 joint venture with Corporate Title Agency, LLC, a third-party business based in Traverse City, Michigan, to form CSS.  The purpose of the joint venture was to help IBT Title expand its service area and to take advantage of economies of scale.  As a 50% owner of the membership units of this entity, we account for our investment under the equity method of accounting, and our share of income and loss from the joint venture is included in noninterest income. As of December 31, 2008, we had a recorded investment of $6,905 in CSS, which was included in equity securities without readily determinable fair values on our balance sheet.  During the second half of 2019, a new line of business was proposed by the General Manager of CSS which did not interest us as it was unrelated to the Bank's core business. Subsequently, the General Manager of CSS elected to have a company valuation performed during the fourth quarter of 2019 for purposes of investor planning, and the independent valuation identified that CSS’ intangible assets required an impairment of $7,133.  As a 50% owner of the membership units of CSS, we recognized the reduced value of our investment which resulted in a reduction to income of $3,566 in the fourth quarter of 2019. While we continually analyze all investments, there are no current plans to change our ownership or investment in CSS.
As of December 31, 2019, total assets and assets under management were $1,814,198 and $2,509,754, respectively. Assets under management include loans sold and serviced of $259,375 and assets managed by our Investment and Trust Services Department of $436,181, in addition to assets on our consolidated balance sheet. As a result of the flat yield curve that has existed for over a year, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Therefore, our securities portfolio has declined $64,995 since December 31, 2018. Based on strategic objectives, we utilized this available cash flow to reduce higher-cost funding sources and other borrowings as they mature, resulting in a decline in total assets as of December 31, 2019 when compared to December 31, 2018. Loans outstanding as of December 31, 2019 totaled $1,186,570. During 2019, gross loans increased $57,863 which was largely driven by growth in our commercial loan portfolio. Total deposits increased $21,158 during the year, primarily due to increases in savings and trust related deposits, and totaled $1,313,851 as of December 31, 2019. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 3.07% for 2019 which is an improvement from 2.98% for 2018. Management has implemented various initiatives which, over time, are expected to continue to improve our net yield on interest earning assets. These initiatives included transitioning a larger percentage of assets from lower yielding investment securities to higher yielding loan opportunities, continued growth of the loan portfolio, reduced reliance on borrowings and brokered deposits, and enhanced pricing strategies related to loan and deposit products. While the current interest rate environment may slow this pace of improvement, we are actively committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our investment and trust services, increasing our presence within our geographical footprint, and managing operating costs.
Recent Legislation
The Dodd-Frank Act of 2010 had, and is expected to continue to have, a negative impact on our operating results. The Dodd-Frank Act established the CFPB which made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. Recent regulations issued by the CFPB regarding consumer lending, including residential mortgage lending, have increased our compensation expenses and this trend is expected to continue.
On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefined what is included or deducted from equity capital, changed risk weighting for certain on and off-balance sheet assets, increased the minimum required equity capital to be considered well capitalized, and introduced a capital cushion buffer. The rules, which were gradually phased in between 2015 and 2019, did not have a material impact on the Corporation but does require us to hold more capital than we have historically.
On December 22, 2017, the Tax Act was enacted. The law established a flat corporate federal statutory income tax rate of 21%, effective January 1, 2018, and eliminated the corporate alternative minimum tax. The new tax law provided for a wide array of changes with only some having a direct impact on our federal income tax expense. Some of these changes included, but were not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2018 and 2017 have been reclassified to conform with the 2019 presentation. Other assets and other liabilities on the consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes: $1,725). This resulted in a $5,195 increase in total assets and total liabilities as of December 31, 2018. All other balances and ratios were not materially impacted.
Subsequent Events
We evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2019, but prior to the date the consolidated financial statements were issued, include anticipated proceeds from the redemption of a corporate owned life insurance policy. For additional information, refer to “Note 22 – Subsequent Events” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Other
We have not received any notices of regulatory actions as of March 13, 2020.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, the determination of the fair value and assessment of OTTI of investment securities, and equity securities without readily determinable fair values related to our joint venture investment in CSS to be our most critical accounting policies.
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
Our joint venture investment in CSS was made in the 1st quarter of 2008 and is included in equity securities without readily determinable fair values on our consolidated balance sheets. We are not the managing entity of CSS but do appoint 50% of the Board of Directors of CSS. As a 50% investor of the membership units, we account for our investment in this entity under the equity method of accounting. The General Manager of CSS, through the normal course of business, chose to evaluate operations of the company and obtained an independent, third-party valuation of the company during the fourth quarter of 2019. As a result of this valuation, CSS recognized an impairment related to intangible assets as of December 31, 2019. Accordingly, we reduced our investment in CSS and as such, our recorded investment in CSS as of December 31, 2019 relied on assumptions and use of estimates pursuant to the valuation obtained.

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21% in 2019 and 2018 and 34% in 2017. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in other interest earning assets.

	Year Ended December 31
	2019			2018			2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,162,210	$54,192	4.66%	$1,120,021	$49,229	4.40%	$1,040,630	$43,537	4.18%
Taxable investment securities (1)	296,758	7,185	2.42%	341,095	8,294	2.43%	361,783	8,564	2.37%
Nontaxable investment securities	169,049	6,380	3.77%	191,281	7,115	3.72%	202,375	9,126	4.51%
Fed funds sold	64	2	2.48%	4	—	—%	663	5	0.75%
Other	38,549	1,199	3.11%	28,255	1,062	3.76%	19,423	737	3.79%
Total earning assets	1,666,630	68,958	4.14%	1,680,656	65,700	3.91%	1,624,874	61,969	3.81%
NONEARNING ASSETS
Allowance for loan losses	(8,256)			(8,094)			(7,607)
Cash and demand deposits due from banks	20,057			19,770			19,309
Premises and equipment	27,035			28,349			28,933
Accrued income and other assets	108,073			95,359			106,848
Total assets	$1,813,539			$1,816,040			$1,772,357
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$230,570	$305	0.13%	$229,411	$267	0.12%	$213,648	$232	0.11%
Savings deposits	388,821	2,572	0.66%	361,743	1,698	0.47%	356,963	1,091	0.31%
Time deposits	429,745	8,731	2.03%	454,916	7,296	1.60%	433,562	5,486	1.27%
Borrowed funds	304,888	6,253	2.05%	344,352	6,370	1.85%	352,400	5,685	1.61%
Total interest bearing liabilities	1,354,024	17,861	1.32%	1,390,422	15,631	1.12%	1,356,573	12,494	0.92%
NONINTEREST BEARING LIABILITIES
Demand deposits	237,675			224,777			208,988
Other	13,337			7,597			10,641
Shareholders’ equity	208,503			193,244			196,155
Total liabilities and shareholders’ equity	$1,813,539			$1,816,040			$1,772,357
Net interest income (FTE)		$51,097			$50,069			$49,475
Net yield on interest earning assets (FTE)			3.07%			2.98%			3.04%
(1) Includes taxable AFS securities and equity securities
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities, as well as market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by including the income tax savings from interest on tax exempt loans and nontaxable investment securities, thus making year to year comparisons more meaningful. The FTE adjustment is based on a federal income tax rate of 21% for 2019 and 2018 and 34% for 2017.
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
All interest income presented in the table below is reported on a FTE basis using a federal income tax rate of 21% for 2019 and 2018 and 34% for 2017. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2019 Compared to 2018 Increase (Decrease) Due to			2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$1,898	$3,065	$4,963	$3,423	$2,269	$5,692
Taxable investment securities	(1,074)	(35)	(1,109)	(499)	229	(270)
Nontaxable investment securities	(838)	103	(735)	(479)	(1,532)	(2,011)
Fed Funds Sold	—	2	2	—	(5)	(5)
Other	342	(205)	137	332	(7)	325
Total changes in interest income	328	2,930	3,258	2,777	954	3,731
Changes in interest expense
Interest bearing demand deposits	1	37	38	18	17	35
Savings deposits	135	739	874	15	592	607
Time deposits	(422)	1,857	1,435	281	1,529	1,810
Borrowed funds	(771)	654	(117)	(132)	817	685
Total changes in interest expense	(1,057)	3,287	2,230	182	2,955	3,137
Net change in interest margin (FTE)	$1,385	$(357)	$1,028	$2,595	$(2,001)	$594
The flattening of the yield curve and rising deposit rates continues to place pressure on our net interest margin. Despite this pressure, we experienced improvement as a result of improved loan yields and a decline in higher-cost deposits and borrowings.

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018
Total earning assets	4.13%	4.23%	4.15%	4.05%	4.03%
Total interest bearing liabilities	1.34%	1.35%	1.33%	1.25%	1.23%
Net yield on interest earning assets (FTE)	3.06%	3.13%	3.06%	3.02%	3.02%

	Quarter to Date Net Interest Income (FTE)
	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018
Total interest income (FTE)	$17,245	$17,567	$17,231	$16,915	$17,005
Total interest expense	4,492	4,550	4,527	4,292	4,258
Net interest income (FTE)	$12,753	$13,017	$12,704	$12,623	$12,747

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018
Total charge-offs	$334	$143	$333	$138	$253
Total recoveries	122	82	151	127	186
Net loan charge-offs (recoveries)	212	61	182	11	67
Net loan charge-offs (recoveries) to average loans outstanding	0.02%	0.01%	0.02%	—%	0.01%
Provision for loan losses	$(18)	$193	$(179)	$34	$342
Provision for loan losses to average loans outstanding	—%	0.02%	(0.02)%	—%	0.03%
ALLL	$7,939	$8,169	$8,037	$8,398	$8,375
ALLL as a % of loans at end of period	0.67%	0.69%	0.68%	0.73%	0.74%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2019	2018	2017	2016	2015
ALLL at beginning of period	$8,375	$7,700	$7,400	$7,400	$10,100
Charge-offs
Commercial	143	575	263	57	89
Agricultural	240	51	2	—	45
Residential real estate	99	151	200	574	397
Consumer	466	324	306	285	373
Total charge-offs	948	1,101	771	916	904
Recoveries
Commercial	123	325	449	445	474
Agricultural	3	3	4	95	75
Residential real estate	189	261	206	287	220
Consumer	167	209	159	224	206
Total recoveries	482	798	818	1,051	975
Provision for loan losses	30	978	253	(135)	(2,771)
ALLL at end of period	$7,939	$8,375	$7,700	$7,400	$7,400
Net loan charge-offs (recoveries)	$466	$303	$(47)	$(135)	$(71)
Net loan charge-offs (recoveries) to average loans outstanding	0.04%	0.03%	—%	(0.01)%	(0.01)%
ALLL as a% of loans at end of period	0.67%	0.74%	0.71%	0.73%	0.87%

While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remains strong. Overall, our level of required reserve is modest, in comparison to peer banks, due to strong credit quality indicators, low historical loss factors, and a low amount of net charge-offs. The following table illustrates our changes within the two main components of the ALLL as of:

	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018
ALLL
Individually evaluated for impairment	$1,114	$1,333	$1,479	$1,509	$1,938
Collectively evaluated for impairment	6,825	6,836	6,558	6,889	6,437
Total	$7,939	$8,169	$8,037	$8,398	$8,375
ALLL to gross loans
Individually evaluated for impairment	0.09%	0.11%	0.13%	0.13%	0.17%
Collectively evaluated for impairment	0.58%	0.58%	0.55%	0.60%	0.57%
Total	0.67%	0.69%	0.68%	0.73%	0.74%
The level of the ALLL is appropriate as of December 31, 2019. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.
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

	Total Past Due and Nonaccrual Loans as of December 31
	2019	2018	2017	2016	2015
Commercial	$2,477	$2,722	$2,518	$3,347	$1,015
Agricultural	4,285	5,377	2,367	1,251	1,232
Residential real estate	4,572	3,208	4,881	2,716	2,520
Consumer	71	105	70	115	31
Total	$11,405	$11,412	$9,836	$7,429	$4,798
Total past due and nonaccrual loans to gross loans	0.96%	1.01%	0.90%	0.74%	0.56%
Past due and nonaccrual status loans, as a percentage of gross loans, have improved over the last year and continue to be at low levels as a result of strong repayment performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of December 31, 2019 or December 31, 2018.

Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following table provides a roll-forward of TDRs for the years ended December 31, 2018 and 2019:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	27	6,623	18	1,733	45	8,356
Principal advances (payments)	—	(1,456)	—	(714)	—	(2,170)
Loans paid off	(35)	(4,361)	(7)	(819)	(42)	(5,180)
Partial charge-offs	—	—	—	(39)	—	(39)
Balances charged-off	—	—	(1)	(7)	(1)	(7)
Transfers to OREO	—	—	(1)	(206)	(1)	(206)
Transfers to accrual status	1	520	(1)	(520)	—	—
Transfers to nonaccrual status	(7)	(1,210)	7	1,210	—	—
December 31, 2018	133	23,400	28	3,551	161	26,951
New modifications	11	4,491	—	—	11	4,491
Principal advances (payments)	—	(1,295)	—	(382)	—	(1,677)
Loans paid off	(25)	(3,319)	(15)	(1,596)	(40)	(4,915)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	9	1,219	(9)	(1,219)	—	—
Transfers to nonaccrual status	(6)	(3,302)	6	3,302	—	—
December 31, 2019	122	$21,194	9	$3,543	131	$24,737
The following table summarizes our TDRs as of December 31:

	2019			2018			2017
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,847	$507	$21,354	$21,794	$2,673	$24,467	$21,234	$—	$21,234
Past due 30-59 days	346	—	346	899	—	899	1,778	805	2,583
Past due 60-89 days	1	—	1	707	—	707	219	708	927
Past due 90 days or more	—	3,036	3,036	—	878	878	53	1,400	1,453
Total	$21,194	$3,543	$24,737	$23,400	$3,551	$26,951	$23,284	$2,913	$26,197

	2016			2015
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$17,557	$559	$18,116	$20,550	$146	$20,696
Past due 30-59 days	2,898	230	3,128	357	—	357
Past due 60-89 days	138	—	138	24	—	24
Past due 90 days or more	—	—	—	—	248	248
Total	$20,593	$789	$21,382	$20,931	$394	$21,325
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2019			2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,325	$5,643	$15	$6,507	$6,840	$437
Commercial other	1,156	1,156	—	1,713	1,713	—
Agricultural real estate	9,182	9,181	12	7,452	7,452	112
Agricultural other	4,421	4,421	14	5,288	5,331	—
Residential real estate senior liens	4,641	4,923	922	5,923	6,205	1,181
Residential real estate junior liens	—	—	—	12	12	2
Home equity lines of credit	12	312	—	47	347	—
Consumer secured	—	—	—	9	9	—
Total TDRs	24,737	25,636	963	26,951	27,909	1,732
Other impaired loans
Commercial real estate	153	216	—	256	318	—
Commercial other	1,231	1,231	—	1,423	1,530	6
Agricultural real estate	699	750	—	557	558	—
Agricultural other	538	538	—	1,001	1,000	20
Residential real estate senior liens	760	907	151	911	1,084	180
Home equity lines of credit	73	73	—	—	—	—
Total other impaired loans	3,454	3,715	151	4,148	4,490	206
Total impaired loans	$28,191	$29,351	$1,114	$31,099	$32,399	$1,938
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2019	2018	2017	2016	2015
Nonaccrual status loans	$6,535	$7,260	$3,027	$1,060	$792
Accruing loans past due 90 days or more	—	113	395	633	—
Total nonperforming loans	6,535	7,373	3,422	1,693	792
Foreclosed assets	456	355	291	231	421
Total nonperforming assets	$6,991	$7,728	$3,713	$1,924	$1,213
Nonperforming loans as a % of total loans	0.55%	0.65%	0.31%	0.17%	0.09%
Nonperforming assets as a % of total assets	0.39%	0.42%	0.20%	0.11%	0.07%
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While the level of nonperforming loans has fluctuated in recent periods, it remains low relative to gross loans. Recent fluctuations in nonaccrual loans have been concentrated in our agricultural portfolio as a result of the challenges facing much of the agricultural industry.
The following table summarizes nonaccrual loans as of December 31:

	2019	2018	2017	2016	2015
Commercial	1,621	1,757	729	4	211
Agricultural	4,285	4,949	1,950	533	146
Residential real estate	629	554	348	523	435
Total	$6,535	$7,260	$3,027	$1,060	$792
Included in the nonaccrual loan balances above were loans also classified as TDR as of December 31:

	2019	2018	2017	2016	2015
Commercial	$390	$160	$729	$—	$86
Agricultural	3,048	3,391	1,950	405	146
Residential real estate	105	—	234	384	162
Total	$3,543	$3,551	$2,913	$789	$394
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL”of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2019	2018	$	%	2017	$	%
Service charges and fees
ATM and debit card fees	$3,239	$2,888	$351	12.15%	$2,756	$132	4.79%
Service charges and fees on deposit accounts	2,328	2,276	52	2.28%	2,203	73	3.31%
Freddie Mac servicing fee	626	651	(25)	(3.84)%	671	(20)	(2.98)%
Net OMSR income (loss)	(170)	25	(195)	(780.00)%	103	(78)	(75.73)%
Other fees for customer services	324	370	(46)	(12.43)%	280	90	32.14%
Total service charges and fees	6,347	6,210	137	2.21%	6,013	197	3.28%
Investment and Trust advisory fees	2,792	2,836	(44)	(1.55)%	2,607	229	8.78%
Earnings on corporate owned life insurance policies	764	742	22	2.96%	756	(14)	(1.85)%
Net gain on sale of mortgage loans	650	525	125	23.81%	647	(122)	(18.86)%
Net gains on foreclosed assets	162	49	113	230.61%	50	(1)	(2.00)%
Net gains on sale of AFS securities	6	—	6	N/M	142	(142)	(100.00)%
Net income (loss) on joint venture investment	(3,108)	274	(3,382)	N/M	164	110	67.07%
Other	426	345	81	23.48%	461	(116)	(25.16)%
Total noninterest income	$8,039	$10,981	$(2,942)	(26.79)%	$10,840	$141	1.30%
Significant changes in noninterest income are detailed below:
ATM and debit card fees fluctuate from period to period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase in 2020 as the usage of ATM and debit cards continues to increase.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. As a result of these factors, OMSR income during 2020 could experience fluctuations and could vary from 2019 levels.
Net gain on sale of mortgage loans fluctuates primarily as the result of a change in the amount of loans sold, and the amount of loans sold can fluctuate based on balance sheet management strategy. As such, net gain on sale of mortgage loans will continue to fluctuate in 2020.
Net gains on foreclosed assets fluctuate from time to time and are based on the level of activity in foreclosures, properties owned, and changes in market values of properties owned. While we do not anticipate a significant change in activity or market values, net gains may continue to fluctuate in 2020 and may not exceed net gains in 2019.
We are continually analyzing our AFS securities portfolio for potential sale opportunities. Securities with unrealized gains or less than desirable yields may be sold for funding and profitability purposes. During 2017 and 2019, we identified $12,827 and $33,840, respectively, in securities that were desirable to be sold and recognized net gains with these sales of $142 and $6, respectively. We anticipate taking this same approach of analyzing our AFS securities portfolio for potential sale opportunities in 2020.
As a result of a valuation during the fourth quarter of 2019, CSS recognized a $7,133 impairment related to intangible assets as of December 31, 2019. Since we account for our investment in CSS under the equity method of accounting, we reduced our investment in CSS by $3,566 during the fourth quarter of 2019.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2019	2018	$	%	2017	$	%
Compensation and benefits	$23,205	$22,609	$596	2.64%	$21,525	$1,084	5.04%
Furniture and equipment	5,866	6,055	(189)	(3.12)%	5,407	648	11.98%
Occupancy	3,418	3,263	155	4.75%	3,133	130	4.15%
Other
Audit, consulting, and legal fees	1,884	2,222	(338)	(15.21)%	2,017	205	10.16%
ATM and debit card fees	1,210	1,036	174	16.80%	1,181	(145)	(12.28)%
Donations and community relations	1,026	710	316	44.51%	657	53	8.07%
Loan underwriting fees	905	1,016	(111)	(10.93)%	556	460	82.73%
Director fees	788	858	(70)	(8.16)%	856	2	0.23%
Marketing costs	762	596	166	27.85%	568	28	4.93%
FDIC insurance premiums	211	726	(515)	(70.94)%	642	84	13.08%
All other	3,775	3,761	14	0.37%	3,711	50	1.35%
Total other	10,561	10,925	(364)	(3.33)%	10,188	737	7.23%
Total noninterest expenses	$43,050	$42,852	$198	0.46%	$40,253	$2,599	6.46%
Significant changes in noninterest expenses are detailed below:
The compensation and benefits expense increase from 2018 to 2019 is primarily related to our employee incentive plans. The increase in 2018 from 2017 resulted significantly from a settlement with an insurance claim administrator in favor of Isabella Bank, which reduced 2017 benefits expense. Compensation and benefits expense in 2020 may not approximate 2019 levels as expenses related to our employee incentive plans fluctuate based on financial performance.
Furniture and equipment expense consists primarily of depreciation, services contracts and computer expenses.
Computer expense increased in 2018 due to data and system upgrades, additional network security costs, and one-time implementation costs and therefore, exceeded expenses in 2019 and 2017. Expenses in 2020 are expected to approximate 2019 levels.
Audit, consulting, and legal fees in 2018 included one-time charges related to income tax strategies. As a result, 2019 expenses were less than 2018 expenses. Audit, consulting, and legal fees are expected to approximate 2019 levels in 2020.
In 2018, we developed initiatives to increase ATM and debit card income which resulted in increased ATM and debit card expenses during 2018 and 2019. Expenses in 2017 included a one-time early termination fee with a card provider. ATM and debit card expenses are expected to approximate 2019 levels in 2020.
Donations and community relations increased during 2019 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve which includes an expanded footprint. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. Expenses in 2020 are expected to approximate 2019 levels.
Loan underwriting fees increased during the second half of 2018 and continued in the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Loan underwriting fees in 2019 did not exceed 2018 levels based on the nature of products offered during 2019. Additionally, loan underwriting fees in 2020 are not expected to exceed 2019 levels.
As a result of an assessment credit of $440, received during the third quarter of 2019, FDIC insurance premiums declined in 2019 as compared to 2018 expenses. As such, FDIC insurance premiums are expected to increase in 2020 and approximate 2018 levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2019	2018	$	%
ASSETS
Cash and cash equivalents	$60,572	$73,471	$(12,899)	(17.56)%
AFS securities
Amortized cost of AFS securities	423,980	501,245	(77,265)	(15.41)%
Unrealized gains (losses) on AFS securities	5,859	(6,411)	12,270	N/M
AFS securities	429,839	494,834	(64,995)	(13.13)%
Mortgage loans AFS	904	358	546	152.51%
Loans
Gross loans	1,186,570	1,128,707	57,863	5.13%
Less allowance for loan and lease losses	7,939	8,375	(436)	(5.21)%
Net loans	1,178,631	1,120,332	58,299	5.20%
Premises and equipment	26,242	27,815	(1,573)	(5.66)%
Corporate owned life insurance policies	28,455	27,733	722	2.60%
Accrued interest receivable	6,501	6,928	(427)	(6.16)%
Equity securities without readily determinable fair values	21,629	24,948	(3,319)	(13.30)%
Goodwill and other intangible assets	48,379	48,451	(72)	(0.15)%
Other assets	13,046	17,632	(4,586)	(26.01)%
TOTAL ASSETS	$1,814,198	$1,842,502	$(28,304)	(1.54)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,313,851	$1,292,693	$21,158	1.64%
Borrowed funds	275,999	340,299	(64,300)	(18.90)%
Accrued interest payable and other liabilities	14,166	13,991	175	1.25%
Total liabilities	1,604,016	1,646,983	(42,967)	(2.61)%
Shareholders’ equity	210,182	195,519	14,663	7.50%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,814,198	$1,842,502	$(28,304)	(1.54)%
As shown above, total assets declined $28,304 since December 31, 2018, primarily driven by a decline in cash and cash equivalents and AFS securities which was partially offset by continued loan growth. In the current interest rate environment, we have elected to use excess funds and proceeds from the sale of AFS securities to lend and reduce borrowed funds. As a result, the investment portfolio declined due to sales and normal calls and maturities. We experienced a $57,863 increase in loans during 2019 which was largely driven by growth in our commercial loan portfolio.
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period to period. Cash levels continued to be elevated at December 31, 2019. During 2019, excess funds were used to pay maturing long-term borrowings and other short-term liabilities, which is expected to continue in 2020.
AFS securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include providing earnings and liquidity while managing our overall exposure to changes in interest rates. The current flat yield curve encourages using excess funds to reduce higher-cost borrowings and therefore, AFS securities balances are not expected to rise significantly in the near term as a result of the current rate environment.

The following is a schedule of the carrying value of AFS securities as of December 31:

	2019	2018	2017
Government sponsored enterprises	$—	$170	$216
States and political subdivisions	169,752	190,866	208,474
Auction rate money market preferred	3,119	2,554	3,049
Mortgage-backed securities	140,204	184,484	208,797
Collateralized mortgage obligations	116,764	116,760	128,194
Total	$429,839	$494,834	$548,730
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity during 2019, 2018, and 2017. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, nongovernment agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2019. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
States and political subdivisions	$29,091	3.09	$72,332	3.35	$39,875	3.75	$28,454	4.08	$—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	140,204	2.28
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	116,764	2.38
Auction rate money market preferred	—	—	—	—	—	—	—	—	3,119	6.20
Total	$29,091	3.09	$72,332	3.35	$39,875	3.75	$28,454	4.08	$260,087	2.37

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2019	2018	2017	2016	2015
Commercial	$700,941	$659,529	$634,759	$575,664	$448,381
Agricultural	116,920	127,161	128,269	126,492	115,911
Residential real estate	298,569	275,343	272,368	266,050	251,501
Consumer	70,140	66,674	56,123	42,409	34,699
Total	$1,186,570	$1,128,707	$1,091,519	$1,010,615	$850,492
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2019		2018		2017
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$41,412	6.28%	$24,770	3.90%	$59,095	10.27%
Agricultural	(10,241)	(8.05)%	(1,108)	(0.86)%	1,777	1.40%
Residential real estate	23,226	8.44%	2,975	1.09%	6,318	2.37%
Consumer	3,466	5.20%	10,551	18.80%	13,714	32.34%
Total	$57,863	5.13%	$37,188	3.41%	$80,904	8.01%
While the competition for commercial loan opportunities continues to be strong, we experienced growth in this segment of the portfolio during 2019. Contributing to our $41,412 growth in commercial loans was $23,730 in advances to mortgage brokers. We expect continued growth in the commercial loan portfolio in 2020 as we will continue to provide attractive and competitive loan products. Over the last 12 months, agricultural loans have declined; however, we do not expect this trend to continue into 2020. Residential real estate and consumer loans have experienced growth over the last year and continued growth is expected in 2020.

Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and our joint venture investment in CSS accounted for under the equity method of accounting. As of December 31, 2019, we reduced our investment in CSS by $3,566 as a result of an impairment recognized by CSS during the fourth quarter of 2019. For more information related to this investment, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies”, “Note 6 – Investment in Joint Venture”, and “Note 18 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. Changes in deferred taxes and income taxes receivable have largely contributed to the $4,586 decline in other assets during 2019. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 16 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2019	2018	2017
Noninterest bearing demand deposits	$249,152	$236,534	$237,511
Interest bearing demand deposits	229,865	235,287	231,666
Savings deposits	427,215	387,252	342,815
Certificates of deposit	365,049	358,127	347,279
Brokered certificates of deposit	27,458	62,148	87,247
Internet certificates of deposit	15,112	13,345	18,740
Total	$1,313,851	$1,292,693	$1,265,258
The following table presents the change in the deposit categories for the years ended December 31:

	2019		2018
	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$12,618	5.33%	$(977)	(0.41)%
Interest bearing demand deposits	(5,422)	(2.30)%	3,621	1.56%
Savings deposits	39,963	10.32%	44,437	12.96%
Certificates of deposit	6,922	1.93%	10,848	3.12%
Brokered certificates of deposit	(34,690)	(55.82)%	(25,099)	(28.77)%
Internet certificates of deposit	1,767	13.24%	(5,395)	(28.79)%
Total	$21,158	1.64%	$27,435	2.17%
While total deposits have fluctuated over the past year, we experienced growth in non-contractual deposits, such as noninterest bearing demand and savings deposits. This trend is expected to continue in 2020 as we anticipate continued growth in noninterest bearing demand and savings deposits. We also experienced marginal growth in certificates of deposit over the past year. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. In recent periods, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit and expect this trend to continue in 2020.
The remaining maturity of certificates of deposit of $250 or more as of December 31, 2019 was as follows:

Maturity
Within 3 months	$22,626
Within 3 to 6 months	7,804
Within 6 to 12 months	17,014
Over 12 months	48,367
Total	$95,811
Borrowed Funds
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets. We had no fed funds purchased for the years ended December 31, 2019, 2018, or 2017. The following table presents borrowed funds balances for the years ended December 31:

	2019	2018	2017
FHLB advances	$245,000	$300,000	$290,000
Securities sold under agreements to repurchase without stated maturity dates	30,999	40,299	54,878
Total	$275,999	$340,299	$344,878

For additional disclosure related to borrowed funds, see “Note 9 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Accrued interest payable and other liabilities
Included in accrued interest payable and other liabilities are obligations related to our defined benefit pension plan and other employee benefits. For more information on the defined benefit pension plan and other employee benefits, see “Note 13 – Benefit Plans” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments related to deposits and borrowings, which may require future cash payments. We also have loan related commitments that may impact liquidity. The commitments include unused lines of credit, commercial and standby letters of credit, and commitments to grant loans. These commitments to grant loans include residential mortgage loans with the majority committed to be sold to the secondary market. Many of these commitments historically have expired without being drawn upon and do not necessarily represent our future cash requirements.
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 10 – Off-Balance-Sheet Activities, Commitments and Other Matters” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 209,583 shares or $4,876 of common stock during 2019, and 261,693 shares or $6,864 of common stock in 2018. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $523 and $612 during 2019 and 2018, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 169,748 shares or $4,003 of common stock during 2019 and 248,017 shares or $7,007 during 2018. As of December 31, 2019, we were authorized to repurchase up to an additional 247,906 shares of common stock.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefined what is included or deducted from equity capital, changed risk weighting for certain on and off-balance sheet assets, increased the minimum required equity capital to be considered well capitalized, and introduced a capital conservation buffer. The rules, which were gradually phased in between 2015 and 2019, did not have a material impact on the Corporation but do require us to hold more capital than we have historically.

Effective January 1, 2015, the minimum standard for primary, or Tier 1, capital increased from 4.00% to 6.00%. The minimum standard for total capital is 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016, the capital conservation buffer went into effect which increased the required levels. The following table sets forth the minimum percentages required under the Risk Based Capital guidelines and our ratios as of December 31:

	2019			2018
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.56%	7.000%	6.500%	12.58%	6.375%	6.500%
Tier 1 capital	12.56%	8.500%	8.000%	12.58%	7.875%	8.000%
Total capital	13.18%	10.500%	10.000%	13.26%	9.875%	10.000%
Tier 1 leverage	9.01%	4.000%	5.000%	8.72%	4.000%	5.000%

There are no significant regulatory constraints placed on our capital. At December 31, 2019, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 11 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
For further information regarding fair value measurements, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 18 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $291,190 or 16.05% of assets as of December 31, 2019 as compared to $256,583 or 13.93% as of December 31, 2018. The increase in the percentage of primary liquidity is a direct result of an increase in market deposits and a reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2019, we had available lines of credit of $132,897.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2019	2018	$ Variance
Net cash provided by (used in) operating activities	$23,303	$21,963	$1,340
Net cash provided by (used in) investing activities	15,480	6,517	8,963
Net cash provided by (used in) financing activities	(51,682)	14,143	(65,825)
Increase (decrease) in cash and cash equivalents	(12,899)	42,623	(55,522)
Cash and cash equivalents January 1	73,471	30,848	42,623
Cash and cash equivalents December 31	$60,572	$73,471	$(12,899)
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
The FRB has adopted a policy requiring banks to effectively manage the various risks that can have a material impact on safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures, and internal controls for measuring and managing these risks. Specifically, our Funds Management policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long-term assets, limiting the mismatch in repricing opportunities of assets and liabilities, and the frequency of measuring and reporting to our Board.
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
Gap analysis is also utilized as a method to measure interest rate sensitivity. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One specific focus of interest rate sensitivity is the loan portfolio, primarily with commercial and agricultural loans. The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2019. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$151,183	$426,141	$240,537	$817,861
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$354,845	$137,086
Variable interest rates		71,296	103,451
Total		$426,141	$240,537
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2019 and 2018, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
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
Saginaw, Michigan
March 16, 2020

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2019	2018
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,311	$23,534
Interest bearing balances due from banks	40,261	49,937
Total cash and cash equivalents	60,572	73,471
AFS securities, at fair value	429,839	494,834
Mortgage loans AFS	904	358
Loans
Commercial	700,941	659,529
Agricultural	116,920	127,161
Residential real estate	298,569	275,343
Consumer	70,140	66,674
Gross loans	1,186,570	1,128,707
Less allowance for loan and lease losses	7,939	8,375
Net loans	1,178,631	1,120,332
Premises and equipment	26,242	27,815
Corporate owned life insurance policies	28,455	27,733
Accrued interest receivable	6,501	6,928
Equity securities without readily determinable fair values	21,629	24,948
Goodwill and other intangible assets	48,379	48,451
Other assets	13,046	17,632
TOTAL ASSETS	$1,814,198	$1,842,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$249,152	$236,534
Interest bearing demand deposits	229,865	235,287
Certificates of deposit under $250 and other savings	739,023	744,944
Certificates of deposit over $250	95,811	75,928
Total deposits	1,313,851	1,292,693
Borrowed funds	275,999	340,299
Accrued interest payable and other liabilities	14,166	13,991
Total liabilities	1,604,016	1,646,983
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,910,804 shares (including 27,069 shares held in the Rabbi Trust) in 2019 and 7,870,969 shares (including 16,673 shares held in the Rabbi Trust) in 2018	141,069	140,416
Shares to be issued for deferred compensation obligations	5,043	5,431
Retained earnings	62,099	57,357
Accumulated other comprehensive income (loss)	1,971	(7,685)
Total shareholders’ equity	210,182	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,814,198	$1,842,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	13,237	543	13,780
Reclassification resulting from the enactment of the Tax Act	—	—	—	367	(367)	—
Issuance of common stock	220,510	6,177	—	—	—	6,177
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	640	—	—	640
Common stock purchased for deferred compensation obligations	—	(420)	—	—	—	(420)
Common stock repurchased pursuant to publicly announced repurchase plan	(184,286)	(5,181)	—	—	—	(5,181)
Cash dividends paid ($1.02 per common share)	—	—	—	(7,990)	—	(7,990)
Balance, December 31, 2017	7,857,293	140,277	5,502	51,728	(2,602)	194,905
Comprehensive income (loss)	—	—	—	14,021	(5,306)	8,715
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	261,693	6,864	—	—	—	6,864
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	683	(683)	—	—	—
Share-based payment awards under equity compensation plan	—	—	612	—	—	612
Common stock purchased for deferred compensation obligations	—	(401)	—	—	—	(401)
Common stock repurchased pursuant to publicly announced repurchase plan	(248,017)	(7,007)	—	—	—	(7,007)
Cash dividends paid ($1.04 per common share)	—	—	—	(8,169)	—	(8,169)
Balance, December 31, 2018	7,870,969	140,416	5,431	57,357	(7,685)	195,519
Comprehensive income (loss)	—	—	—	13,024	9,656	22,680
Issuance of common stock	209,583	4,876	—	—	—	4,876
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	911	(911)	—	—	—
Share-based payment awards under equity compensation plan	—	—	523	—	—	523
Common stock purchased for deferred compensation obligations	—	(1,131)	—	—	—	(1,131)
Common stock repurchased pursuant to publicly announced repurchase plan	(169,748)	(4,003)	—	—	—	(4,003)
Cash dividends paid ($1.05 per common share)	—	—	—	(8,282)	—	(8,282)
Balance, December 31, 2019	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2019	2018	2017
Interest income
Loans, including fees	$54,192	$49,229	$43,537
AFS securities
Taxable	7,185	8,239	8,410
Nontaxable	4,728	5,279	5,570
Federal funds sold and other	1,201	1,117	896
Total interest income	67,306	63,864	58,413
Interest expense
Deposits	11,608	9,261	6,809
Borrowings	6,253	6,370	5,685
Total interest expense	17,861	15,631	12,494
Net interest income	49,445	48,233	45,919
Provision for loan losses	30	978	253
Net interest income after provision for loan losses	49,415	47,255	45,666
Noninterest income
Service charges and fees	6,347	6,210	6,013
Investment and Trust advisory fees	2,792	2,836	2,607
Earnings on corporate owned life insurance policies	764	742	756
Net gain on sale of mortgage loans	650	525	647
Net gains on foreclosed assets	162	49	50
Net gains on sale of AFS securities	6	—	142
Net income (loss) on joint venture investment	(3,108)	274	164
Other	426	345	461
Total noninterest income	8,039	10,981	10,840
Noninterest expenses
Compensation and benefits	23,205	22,609	21,525
Furniture and equipment	5,866	6,055	5,407
Occupancy	3,418	3,263	3,133
Other	10,561	10,925	10,188
Total noninterest expenses	43,050	42,852	40,253
Income before federal income tax expense	14,404	15,384	16,253
Federal income tax expense	1,380	1,363	3,016
NET INCOME	$13,024	$14,021	$13,237
Earnings per common share
Basic	$1.65	$1.78	$1.69
Diluted	$1.61	$1.74	$1.65
Cash dividends per common share	$1.05	$1.04	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2019	2018	2017
Net income	$13,024	$14,021	$13,237
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	12,276	(7,229)	289
Reclassification adjustment for net realized (gains) losses included in net income	(6)	—	(142)
Comprehensive income (loss) before income tax (expense) benefit	12,270	(7,229)	147
Tax effect (1)	(2,458)	1,415	89
Unrealized gains (losses) on AFS securities, net of tax	9,812	(5,814)	236
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	(256)	33	43
Tax effect (1)	54	(7)	(15)
Unrealized gains (losses) on derivative instruments, net of tax	(202)	26	28
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	(210)	265	11
Reclassification adjustment for net periodic benefit cost included in net income	268	345	412
Net change in unrecognized pension cost	58	610	423
Tax effect (1)	(12)	(128)	(144)
Change in unrealized pension cost, net of tax	46	482	279
Other comprehensive income (loss), net of tax	9,656	(5,306)	543
Comprehensive income (loss)	$22,680	$8,715	$13,780

(1)	See “Note 17 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$13,024	$14,021	$13,237
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	3,320	(144)	40
Provision for loan losses	30	978	253
Depreciation	2,908	2,940	2,902
Amortization of OMSR	307	218	340
Amortization of acquisition intangibles	72	96	119
Net amortization of AFS securities	1,784	1,873	2,144
Net unrealized (gains) losses on equity securities, at fair value	—	41	—
Net (gains) losses on sale of AFS securities	(6)	—	(142)
Net (gains) losses on sale of equity securities, at fair value	—	(1)	—
Net gain on sale of mortgage loans	(650)	(525)	(647)
Net gains on foreclosed assets	(162)	(49)	(50)
Increase in cash value of corporate owned life insurance policies, net of expenses	(722)	(707)	(726)
Share-based payment awards under equity compensation plan	523	612	640
Deferred income tax expense (benefit)	408	275	2,836
Origination of loans held-for-sale	(39,937)	(29,242)	(36,276)
Proceeds from loan sales	40,041	30,969	37,179
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	427	135	(483)
Other assets	1,299	115	799
Accrued interest payable and other liabilities	637	358	(2,497)
Net cash provided by (used in) operating activities	23,303	21,963	19,668
INVESTING ACTIVITIES
Activity in AFS securities
Sales	33,840	—	12,827
Maturities, calls, and principal payments	81,543	80,005	97,617
Purchases	(39,896)	(35,211)	(106,510)
Sale of equity securities, at fair value	—	3,537	—
Net loan principal (originations) collections	(58,974)	(37,958)	(81,188)
Proceeds from sales of foreclosed assets	706	450	322
Purchases of premises and equipment	(1,335)	(2,305)	(2,038)
Purchases of FHLB Stock	—	(1,350)	(1,800)
Funding of low income housing tax credit investments	(404)	(651)	(932)
Net cash provided by (used in) investing activities	15,480	6,517	(81,702)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2019	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$21,158	$27,435	$70,218
Net increase (decrease) in borrowed funds	(64,300)	(4,579)	7,184
Cash dividends paid on common stock	(8,282)	(8,169)	(7,990)
Proceeds from issuance of common stock	4,876	6,864	6,177
Common stock repurchased	(4,003)	(7,007)	(5,181)
Common stock purchased for deferred compensation obligations	(1,131)	(401)	(420)
Net cash provided by (used in) financing activities	(51,682)	14,143	69,988
Increase (decrease) in cash and cash equivalents	(12,899)	42,623	7,954
Cash and cash equivalents at beginning of period	73,471	30,848	22,894
Cash and cash equivalents at end of period	$60,572	$73,471	$30,848
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$17,827	$15,485	$12,388
Income taxes paid	745	50	3,120
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$645	$467	$331

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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the fair value of AFS investment securities, the valuation of goodwill and other intangible assets and equity securities without readily determinable fair values related to our ownership interest in Corporate Settlement Solutions, LLC (“CSS”).
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
For further discussion of fair value considerations, refer to “Note 18 – Fair Value.”
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
AFS SECURITIES: Purchases of investment securities are generally classified as AFS. However, we may elect to classify securities as either held to maturity or trading. Securities classified as AFS debt securities are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Included in AFS securities are auction rate money market preferred securities. These investments, for federal income tax purposes, have no federal income tax impact given the nature of the investments. Auction rate money market preferred securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Realized gains and losses on the sale of AFS securities are determined using the specific identification method.
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
The ALLL consists of specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are analyzed for specific allowance allocations, an allowance is established when the discounted cash flows or collateral value, less costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for current conditions. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $259,375 and $259,481 with capitalized servicing rights of $2,264 and $2,434 at December 31, 2019 and 2018, respectively, which are included in other assets.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $626, $651, and $671 related to residential mortgage loans serviced for others during 2019, 2018, and 2017, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $456 and $355 as of December 31, 2019 and 2018, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our joint venture investment in CSS. Our investment in CSS was made in 2008. We are not the managing entity of CSS and account for our investment under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2019	2018
FHLB Stock	$15,050	$15,050
Investment in joint venture	4,246	7,565
FRB Stock	1,999	1,999
Other	334	334
Total	$21,629	$24,948
For further discussion of our joint venture investment, refer to “Note 6 – Investment in Joint Venture.”
EQUITY COMPENSATION PLAN: At December 31, 2019, the Directors Plan had 205,004 shares eligible to be issued to participants, for which the Rabbi Trust held 27,069 shares. We had 220,171 shares to be issued at December 31, 2018, with 16,673 shares held in the Rabbi Trust. Compensation costs relating to share-based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 13 – Benefit Plans”).
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

Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,875 and $2,751 as of December 31, 2019 and 2018, respectively, which is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $125, $0, and $577 for 2019, 2018, and 2017, respectively.
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
REVENUE RECOGNITION: Our revenue is comprised primarily of interest income, service charges and fees, gains on the sale of loans and AFS securities, earnings on corporate owned life insurance policies, and other noninterest income. Other noninterest income is typically service and performance driven in nature and comprised primarily of investment and trust advisory fees. We recognize revenue, excluding interest income and other income specifically scoped out, in accordance with ASC 606, Revenue From Contracts with Customers. Revenue is recognized when our performance obligation has been satisfied according to our contractual obligation.
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
On December 22, 2017, the Tax Act was enacted. The law established a flat corporate federal statutory income tax rate of 21%. In accordance with ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes was recognized as a component of income tax expense related to continuing operations in the period in which the law was enacted. As such, federal income tax expense for the year ended December 31, 2017 reflects the effect of the tax rate change on net deferred tax assets and liabilities (see “Note 16 – Federal Income Taxes” and “Note 17 – Accumulated Other Comprehensive Income (Loss)”).
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
For additional information, see “Note 13 – Benefit Plans.”

MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 15 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2018 and 2017 consolidated financial statements have been reclassified to conform with the 2019 presentation. Other assets and other liabilities on the consolidated balance sheets were increased by $5,195 as of December 31, 2018 to reclassify pension and income tax related liabilities (pension: $3,470, income taxes: $1,725). This resulted in a $5,195 increase in total assets and total liabilities as of December 31, 2018. All other balances and ratios were not materially impacted.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance was effective on January 1, 2019. We reviewed our lease agreements to determine the appropriate treatment under this guidance. These changes resulted in the recognition of a $72 operating lease asset and liability on the consolidated balance sheet as of January 1, 2019 which was restated prospectively. Given the current insignificant impact to our operating results, further financial statement disclosures were not considered necessary as of December 31, 2019.
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

Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2019 for select filers. Effective October 16, 2019, the FASB approved changes to the implementation date of this guidance for some filers. As a small reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date; currently we have no plans for early adoption. This guidance may have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole.
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until our implementation date. A committee was formed and is accountable for timely and accurate adoption of the guidance. A service provider that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We will run parallel processes which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
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
ASU No. 2018-14: “Compensation - Retirement Benefits - Defined Pension Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”
In August 2018, ASU No. 2018-14 was issued and provided an updated framework related to defined benefit plans. For employers that sponsor defined benefit pension or other postretirement plans, the update provides disclosure modifications which include the removal of six specific requirements, the addition of two specific requirements and clarification to existing requirements.
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
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019. Based on prospective approach, we will review future arrangements to determine the appropriate treatment under this guidance. These changes are not expected to have a significant impact on our operating results or financial statement disclosures upon adoption.

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$165,005	$4,747	$—	$169,752
Auction rate money market preferred	3,200	—	81	3,119
Mortgage-backed securities	139,831	933	560	140,204
Collateralized mortgage obligations	115,944	1,007	187	116,764
Total	$423,980	$6,687	$828	$429,839

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$172	$—	$2	$170
States and political subdivisions	188,992	2,125	251	190,866
Auction rate money market preferred	3,200	—	646	2,554
Mortgage-backed securities	189,688	76	5,280	184,484
Collateralized mortgage obligations	119,193	71	2,504	116,760
Total	$501,245	$2,272	$8,683	$494,834
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2019 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$28,932	$70,795	$38,342	$26,936	$—	$165,005
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	139,831	139,831
Collateralized mortgage obligations	—	—	—	—	115,944	115,944
Total amortized cost	$28,932	$70,795	$38,342	$26,936	$258,975	$423,980
Fair value	$29,091	$72,332	$39,875	$28,454	$260,087	$429,839
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
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2019	2018	2017
Proceeds from sales of AFS securities	$33,840	$—	$12,827
Realized gains (losses)	$6	$—	$142
Applicable income tax expense (benefit) (1)	$1	$—	$48
(1) Calculations are based on a federal income tax rate of 21% in 2019 and 2018 and 34% in 2017.

The following information pertains to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$—	$—	$—	$—	$—
Auction rate money market preferred	—	—	81	3,119	81
Mortgage-backed securities	3	3,974	557	49,701	560
Collateralized mortgage obligations	43	20,262	144	13,309	187
Total	$46	$24,236	$782	$66,129	$828
Number of securities in an unrealized loss position:		9		19	28

	2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$2	$170	$2
States and political subdivisions	83	14,732	168	15,090	251
Auction rate money market preferred	—	—	646	2,554	646
Mortgage-backed securities	896	43,485	4,384	124,253	5,280
Collateralized mortgage obligations	199	21,886	2,305	87,929	2,504
Total	$1,178	$80,103	$7,505	$229,996	$8,683
Number of securities in an unrealized loss position:		66		102	168
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of December 31, 2019 and 2018, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of December 31, 2019 and 2018, with the exception of one municipal bond previously identified which had no activity during the period.

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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $50,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
Appraisals are performed by independent appraisers and are reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $1,000 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(143)	(240)	(99)	(466)	—	(948)
Recoveries	123	3	189	167	—	482
Provision for loan losses	(629)	96	(35)	364	234	30
December 31, 2019	$1,914	$634	$2,047	$922	$2,422	$7,939

	Allowance for Loan Losses
	Year Ended December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(575)	(51)	(151)	(324)	—	(1,101)
Recoveries	325	3	261	209	—	798
Provision for loan losses	1,107	212	(681)	72	268	978
December 31, 2018	$2,563	$775	$1,992	$857	$2,188	$8,375

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$15	$26	$1,073	$—	$—	$1,114
Collectively evaluated for impairment	1,899	608	974	922	2,422	6,825
Total	$1,914	$634	$2,047	$922	$2,422	$7,939
Loans
Individually evaluated for impairment	$7,865	$14,840	$5,486	$—		$28,191
Collectively evaluated for impairment	693,076	102,080	293,083	70,140		1,158,379
Total	$700,941	$116,920	$298,569	$70,140		$1,186,570

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$443	$132	$1,363	$—	$—	$1,938
Collectively evaluated for impairment	2,120	643	629	857	2,188	6,437
Total	$2,563	$775	$1,992	$857	$2,188	$8,375
Loans
Individually evaluated for impairment	$9,899	$14,298	$6,893	$9		$31,099
Collectively evaluated for impairment	649,630	112,863	268,450	66,665		1,097,608
Total	$659,529	$127,161	$275,343	$66,674		$1,128,707
The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$390	$—	$390	$—	$—	$—	$390
2 - High quality	2,582	8,844	—	11,426	1,452	99	1,551	12,977
3 - High satisfactory	109,737	42,858	35,523	188,118	16,765	6,769	23,534	211,652
4 - Low satisfactory	377,198	94,847	—	472,045	42,798	20,861	63,659	535,704
5 - Special mention	15,372	3,470	—	18,842	7,165	3,754	10,919	29,761
6 - Substandard	4,874	3,625	—	8,499	9,136	3,836	12,972	21,471
7 - Vulnerable	390	1,231	—	1,621	2,711	1,574	4,285	5,906
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$510,153	$155,265	$35,523	$700,941	$80,027	$36,893	$116,920	$817,861

	2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$21	$31	$—	$52	$51	$28	$79	$131
2 - High quality	4,564	13,473	—	18,037	2,729	613	3,342	21,379
3 - High satisfactory	127,573	43,199	11,793	182,565	18,325	7,039	25,364	207,929
4 - Low satisfactory	344,920	84,634	—	429,554	46,636	19,344	65,980	495,534
5 - Special mention	12,847	5,287	—	18,134	10,520	5,624	16,144	34,278
6 - Substandard	7,428	2,002	—	9,430	6,343	4,960	11,303	20,733
7 - Vulnerable	334	1,423	—	1,757	2,716	2,233	4,949	6,706
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$497,687	$150,049	$11,793	$659,529	$87,320	$39,841	$127,161	$786,690
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$139	$30	$—	$390	$559	$509,594	$510,153
Commercial other	531	156	—	1,231	1,918	153,347	155,265
Advances to mortgage brokers	—	—	—	—	—	35,523	35,523
Total commercial	670	186	—	1,621	2,477	698,464	700,941
Agricultural
Agricultural real estate	—	—	—	2,711	2,711	77,316	80,027
Agricultural other	—	—	—	1,574	1,574	35,319	36,893
Total agricultural	—	—	—	4,285	4,285	112,635	116,920
Residential real estate
Senior liens	3,463	258	—	557	4,278	253,894	258,172
Junior liens	65	—	—	—	65	5,766	5,831
Home equity lines of credit	157	—	—	72	229	34,337	34,566
Total residential real estate	3,685	258	—	629	4,572	293,997	298,569
Consumer
Secured	68	—	—	—	68	66,547	66,615
Unsecured	3	—	—	—	3	3,522	3,525
Total consumer	71	—	—	—	71	70,069	70,140
Total	$4,426	$444	$—	$6,535	$11,405	$1,175,165	$1,186,570

	2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$60	$—	$—	$334	$394	$497,293	$497,687
Commercial other	277	628	—	1,423	2,328	147,721	150,049
Advances to mortgage brokers	—	—	—	—	—	11,793	11,793
Total commercial	337	628	—	1,757	2,722	656,807	659,529
Agricultural
Agricultural real estate	428	—	—	2,716	3,144	84,176	87,320
Agricultural other	—	—	—	2,233	2,233	37,608	39,841
Total agricultural	428	—	—	4,949	5,377	121,784	127,161
Residential real estate
Senior liens	2,254	203	113	554	3,124	233,438	236,562
Junior liens	2	6	—	—	8	6,001	6,009
Home equity lines of credit	76	—	—	—	76	32,696	32,772
Total residential real estate	2,332	209	113	554	3,208	272,135	275,343
Consumer
Secured	95	—	—	—	95	62,721	62,816
Unsecured	10	—	—	—	10	3,848	3,858
Total consumer	105	—	—	—	105	66,569	66,674
Total	$3,202	$837	$113	$7,260	$11,412	$1,117,295	$1,128,707
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$517	$635	$15	$2,044	$61
Commercial other	—	—	—	10	—
Agricultural real estate	1,509	1,509	12	1,091	100
Agricultural other	1,355	1,355	14	832	55
Residential real estate senior liens	5,401	5,830	1,073	6,210	114
Residential real estate junior liens	—	—	—	11	—
Total impaired loans with a valuation allowance	8,782	9,329	1,114	10,198	330
Impaired loans without a valuation allowance
Commercial real estate	4,961	5,224		4,247	91
Commercial other	2,387	2,387		2,697	46
Agricultural real estate	8,372	8,422		7,404	171
Agricultural other	3,604	3,604		4,623	258
Home equity lines of credit	85	385		58	6
Consumer secured	—	—		5	—
Total impaired loans without a valuation allowance	19,409	20,022		19,034	572
Impaired loans
Commercial	7,865	8,246	15	8,998	198
Agricultural	14,840	14,890	26	13,950	584
Residential real estate	5,486	6,215	1,073	6,279	120
Consumer	—	—	—	5	—
Total impaired loans	$28,191	$29,351	$1,114	$29,232	$902

	2018
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$3,969	$4,211	$437	$4,589	$129
Commercial other	12	12	6	1,040	55
Agricultural real estate	392	392	112	606	50
Agricultural other	44	44	20	168	46
Residential real estate senior liens	6,834	7,289	1,361	7,545	126
Residential real estate junior liens	12	12	2	25	—
Total impaired loans with a valuation allowance	11,263	11,960	1,938	13,973	406
Impaired loans without a valuation allowance
Commercial real estate	2,794	2,947		2,728	74
Commercial other	3,124	3,231		1,533	43
Agricultural real estate	7,618	7,618		7,559	585
Agricultural other	6,244	6,287		4,636	279
Home equity lines of credit	47	347		64	5
Consumer secured	9	9		12	—
Total impaired loans without a valuation allowance	19,836	20,439		16,532	986
Impaired loans
Commercial	9,899	10,401	443	9,890	301
Agricultural	14,298	14,341	132	12,969	960
Residential real estate	6,893	7,648	1,363	7,634	131
Consumer	9	9	—	12	—
Total impaired loans	$31,099	$32,399	$1,938	$30,505	$1,392
We had committed to advance $175 and $542 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, as of December 31, 2019 and 2018, respectively.
Troubled Debt Restructurings
A loan modification is considered to be a TDR when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Agreeing to an interest only payment structure and delaying principal payments.

4.	Forgiving principal.

5.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession is not granted.

3.	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2019			2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$1,188	$1,188	4	$1,360	$1,360
Agricultural other	7	3,286	3,286	31	6,318	6,295
Residential real estate	1	17	17	10	701	701
Total	11	$4,491	$4,491	45	$8,379	$8,356
The following table summarizes the nature of the concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2019				2018
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	3	$1,188	1	$174	3	$1,186
Agricultural other	2	1,189	5	2,097	18	2,625	13	3,693
Residential real estate	—	—	1	17	3	203	7	498
Total	2	$1,189	9	$3,302	22	$3,002	23	$5,377
We did not restructure any loans by forgiving principal or accrued interest during 2019 or 2018.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2019 and 2018, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2019	2018
TDRs	$24,737	$26,951
Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2019	2018
Land	$6,336	$6,336
Buildings and improvements	30,257	30,100
Furniture and equipment	35,121	34,825
Total	71,714	71,261
Less: accumulated depreciation	45,472	43,446
Premises and equipment, net	$26,242	$27,815
Depreciation expense amounted to $2,908, $2,940, and $2,902 in 2019, 2018, and 2017, respectively.

Note 6 – Investment in Joint Venture
In 2008, we merged the assets of our wholly owned subsidiary, IBT Title and Insurance Agency, Inc. (“IBT Title”) into a 50/50 joint venture with Corporate Title Agency, LLC, a third-party business based in Traverse City, Michigan, to form CSS.  The purpose of the joint venture was to help IBT Title expand its service area and to take advantage of economies of scale.  As a 50% owner of the membership units of this entity, we account for our investment under the equity method of accounting, and our share of income and loss from the joint venture is included in noninterest income.
The following tables provide financial information for CSS.
Condensed Balance Sheets

	December 31
	2019	2018
ASSETS
Cash and cash equivalents	$2,054	$1,844
Escrow funds	1,659	3,337
Accounts receivable	1,823	1,629
Premises and equipment	562	466
Goodwill	2,010	3,063
Title plants	132	6,212
Other assets	878	1,010
TOTAL ASSETS	$9,118	$17,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Escrow funds payable	$1,659	$3,337
Notes payable	416	465
Other liabilities	200	211
Members' equity	6,843	13,548
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,118	$17,561
Condensed Statements of Income

	Year Ended December 31
	2019	2018	2017
Income
Title premiums and other fees	$3,645	$3,013	$3,533
Property reports	2,046	1,822	1,425
Appraisals	9,370	9,526	9,121
Other income	2,898	2,871	2,318
Total income	17,959	17,232	16,397
Expenses
Cost of services
Property reports	$1,101	$1,029	$821
Appraisals	7,372	7,466	7,152
Other	2,607	2,307	2,029
Compensation and benefits	4,203	4,138	4,391
Occupancy and equipment	836	804	739
Impairment of goodwill and title plants	7,133	—	—
Other	988	1,024	960
Total expenses	24,240	16,768	16,092
Net (loss) income	$(6,281)	$464	$305

CSS is a limited liability company.  Therefore, federal taxable income and deductions are passed through to the members, and no provision for federal income taxes is reflected in the condensed statements of income. During the second half of 2019, a new line of business was proposed by the CSS General Manager which did not interest us as it was unrelated to the Bank's core business. Subsequently, the General Manager of CSS chose to have a company valuation performed during the fourth quarter of 2019 for purposes of investor planning, and the independent, third-party valuation identified that CSS’ intangible assets required an impairment of $7,133. As a 50% owner of the membership units of CSS, we recognized the reduced value of our investment which resulted in a reduction to income of $3,566 in the fourth quarter of 2019. While we continually analyze all investments, there are no current plans to change our ownership or investment in CSS.
Note 7 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2019 and 2018.
Identifiable intangible assets were as follows as of December 31:

	2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,482	$97

	2018
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,410	$169
Amortization expense associated with identifiable intangible assets was $72, $96, and $119 in 2019, 2018, and 2017, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2019, and thereafter is as follows:

Estimated Amortization Expense
2020	$48
2021	29
2022	15
2023	2
2024	2
Thereafter	1
Total	$97
Note 8 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2020	$173,677
2021	114,036
2022	68,950
2023	30,805
2024	18,314
Thereafter	1,837
Total	$407,619
Interest expense on time deposits greater than $250 was $2,001 in 2019, $1,280 in 2018 and $825 in 2017.

Note 9 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2019		2018
	Amount	Rate	Amount	Rate
FHLB advances	$245,000	2.32%	$300,000	2.20%
Securities sold under agreements to repurchase without stated maturity dates	30,999	0.09%	40,299	0.11%
Total	$275,999	2.07%	$340,299	1.95%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2019		2018
	Amount	Rate	Amount	Rate
Fixed rate due 2019	$—	—%	$100,000	1.94%
Fixed rate due 2020	55,000	2.18%	55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	2.20%	10,000	2.93%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	35,000	3.17%
Fixed rate due 2024	55,000	2.68%	20,000	2.96%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$245,000	2.32%	$300,000	2.20%
(1) Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $31,020 and $40,316 at December 31, 2019 and 2018, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances for the years ended December 31, 2019 and 2018. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased at December 31:

	2019			2018
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$37,441	$31,406	0.10%	$63,133	$38,036	0.10%
Federal funds purchased	7,070	687	2.60%	16,200	3,741	1.90%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2019	2018
Pledged to secure borrowed funds	$368,310	$431,430
Pledged to secure repurchase agreements	31,020	40,316
Pledged for public deposits and for other purposes necessary or required by law	59,537	58,107
Total	$458,867	$529,853

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2019	2018
States and political subdivisions	$31,020	$23,268
Mortgage-backed securities	—	10,736
Collateralized mortgage obligations	—	6,312
Total	$31,020	$40,316
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities available to pledge to satisfy required collateral.
As of December 31, 2019, we had the ability to borrow up to an additional $132,897, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of December 31:

	2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.3	$10,000	Other Assets	$67

	2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	2.3	$10,000	Other Assets	$323
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

Note 10 – Off-Balance-Sheet Activities, Commitments and Other Matters
Credit-Related Financial Instruments
We are party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of our customers. These financial instruments involve, to varying degrees, elements of credit and IRR in excess of the amounts recognized in the consolidated balance sheets. The contractual or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2019	2018
Unfunded commitments under lines of credit	$202,871	$199,652
Commercial and standby letters of credit	4,575	1,723
Commitments to grant loans	20,778	13,225
Total	$228,224	$214,600
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements. Advances to mortgage brokers are also included in unfunded commitments under lines of credit. The unfunded commitment amount is the difference between our outstanding balances and maximum outstanding aggregate amount.
Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if it is deemed necessary, is based on management's credit evaluation of the customer. Commitments to grant loans include residential mortgage loans that may be committed to be sold to the secondary market.
Commercial and standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit generally mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on our credit evaluation of the borrower. While we consider standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $618 and $1,088 at December 31, 2019 and 2018, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,332 and $1,089 at December 31, 2019 and 2018, respectively. The fair value of these forward loan sale commitments was $1,353 and $1,109 at December 31, 2019 and 2018, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Banking regulations require us to maintain cash reserve balances in currency or deposits with the FRB. At December 31, 2019 and 2018, the reserve balances amounted to $1,341 and $1,220, respectively. Additionally, correspondent banks may require us to maintain minimum cash reserve balances. At December 31, 2019 and 2018, the reserve balances related to correspondent banks amounted to $400.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2019, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2020, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $20,300.
Note 11 – Minimum Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2019 and 2018, that we met all capital adequacy requirements.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which were gradually phased in between 2015 and 2019, did not have a material impact on the Corporation but does require us to hold more capital than we have historically.
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

As of December 31, 2019 and 2018, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There were no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$150,093	11.86%	$88,587	7.000%	$82,260	6.50%
Consolidated	159,794	12.56%	89,090	7.000%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	150,093	11.86%	107,570	8.500%	101,243	8.00%
Consolidated	159,794	12.56%	108,180	8.500%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	158,032	12.49%	132,881	10.500%	126,554	10.00%
Consolidated	167,733	13.18%	133,635	10.500%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	150,093	8.54%	70,288	4.00%	87,861	5.00%
Consolidated	159,794	9.01%	70,945	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$143,429	11.75%	$77,826	6.375%	$79,352	6.50%
Consolidated	154,705	12.58%	78,431	6.375%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	143,429	11.75%	96,138	7.875%	97,664	8.00%
Consolidated	154,705	12.58%	96,885	7.875%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	151,804	12.43%	120,554	9.875%	122,080	10.00%
Consolidated	163,080	13.26%	121,491	9.875%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	143,429	8.07%	71,085	4.000%	88,856	5.00%
Consolidated	154,705	8.72%	70,996	4.000%	N/A	N/A

Note 12 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, see "Note 13 – Benefit Plans."
Earnings per common share have been computed based on the following for the years ended December 31:

	2019	2018	2017
Average number of common shares outstanding for basic calculation	7,909,794	7,872,077	7,841,451
Average potential effect of common shares in the Directors Plan (1)	185,248	200,771	192,286
Average number of common shares outstanding used to calculate diluted earnings per common share	8,095,042	8,072,848	8,033,737
Net income	$13,024	$14,021	$13,237
Earnings per common share
Basic	$1.65	$1.78	$1.69
Diluted	$1.61	$1.74	$1.65
(1) Exclusive of shares held in the Rabbi Trust
Note 13 – Benefit Plans
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
For 2019, 2018 and 2017, expenses attributable to the Plan were $764, $743, and $713, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2019	2018
Change in benefit obligation
Benefit obligation, January 1	$9,412	$11,381
Interest cost	378	388
Actuarial loss (gain)	1,216	(1,194)
Benefits paid, including plan expenses	(797)	(1,163)
Benefit obligation, December 31	10,209	9,412
Change in plan assets
Fair value of plan assets, January 1	7,765	9,469
Investment return (loss)	1,384	(541)
Contributions	—	—
Benefits paid, including plan expenses	(797)	(1,163)
Fair value of plan assets, December 31	8,352	7,765
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(1,857)	$(1,647)

	2019	2018
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(1,647)	$(1,912)
Contributions	—	—
Net periodic benefit cost	(268)	(345)
Net change in unrecognized actuarial loss and prior service cost	58	610
Accrued pension benefit cost at December 31	$(1,857)	$(1,647)
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

	2019	2018	2017
Interest cost on benefit obligation	$378	$388	$444
Expected return on plan assets	(452)	(554)	(546)
Amortization of unrecognized actuarial net loss	214	242	279
Settlement loss	128	269	235
Net periodic benefit cost	$268	$345	$412
During 2019, 2018 and 2017, settlement losses of $128, $269 and $235 were recognized in connection with lump-sum benefit distributions, respectively. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2019 includes net unrecognized pension costs before income taxes of $3,412, of which $23 is expected to be amortized into benefit cost during 2020.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2019	2018	2017
Discount rate	3.07%	4.11%	3.48%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2019	2018	2017
Discount rate	4.11%	3.48%	3.96%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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
The asset mix and the sector weighting of the investments are determined by our benefits committee, which is comprised of members of our management. To manage the Plan, we retain a third party investment advisor to conduct consultations. We review the performance of the advisor at least annually.
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2019		2018
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$218	$218	$98	$98
Common collective trusts
Fixed income	3,823	3,823	2,924	2,924
Equity investments	4,311	4,311	4,743	4,743
Total	$8,352	$8,352	$7,765	$7,765
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 and 2018:

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

We anticipate contributions to the Plan in 2020 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2020
Interest cost on projected benefit obligation	$306
Expected return on plan assets	(488)
Amortization of unrecognized actuarial net loss	205
Net periodic benefit cost	$23
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2020	$466
2021	459
2022	462
2023	460
2024	454
2025 - 2029	2,465
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
We maintain the Rabbi Trust to fund the Directors Plan. The Rabbi Trust is an irrevocable grantor trust to which we may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although we may not use the assets of the Rabbi Trust for any purpose other than meeting our obligations under the Directors Plan, the assets of the Rabbi Trust remain subject to the claims of our creditors and are included in the consolidated financial statements. We may contribute cash or common stock to the Rabbi Trust from time to time for the sole purpose of funding the Directors Plan. The Rabbi Trust will use any cash that we contribute to purchase shares of our common stock on the open market. Shares held in the Rabbi Trust are included in the calculation of earnings per share.
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2019		2018
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	177,935	$4,326	203,498	$4,591
Shares held in Rabbi Trust	27,069	658	16,673	376
Total	205,004	$4,984	220,171	$4,967
Cash Incentive Plans
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2019, 2018 and 2017 were $1,070, $500, and $454, respectively.
Stock Award Incentive Plan
We maintain an equity incentive plan for the purpose of promoting growth and operating profitability, as well as attracting and retaining executive officers of outstanding competence, through ownership of equity. Stock may be granted to specified individuals subject to certain conditions, and transfer of shares granted under the plan is restricted. Expenses related to this plan for 2019, 2018 and 2017 were $171, $45, and $38, respectively.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2019, 2018 and 2017 were $355, $356, and $473, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,445 in 2019, $2,695 in 2018 and $2,324 in 2017.
Note 14 – Revenue
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2019, 2018 and 2017, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2019, 2018 and 2017.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2019	2018	2017
Debit card income	$2,667	$2,487	$2,435
Trust service fees	2,269	2,134	1,928
Investment advisory fees	523	702	679
Service charges and fees related to deposit accounts	317	332	343
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 15 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2019	2018	2017
Audit, consulting, and legal fees	$1,884	$2,222	$2,017
ATM and debit card fees	1,210	1,036	1,181
Donations and community relations	1,026	710	657
Loan underwriting fees	905	1,016	556
Director fees	788	858	856
Marketing costs	762	596	568
FDIC insurance premiums	211	726	642
All other	3,775	3,761	3,711
Total other	$10,561	$10,925	$10,188
Note 16 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2019	2018	2017
Currently payable	$972	$1,088	$180
Deferred expense	408	275	2,836
Income tax expense	$1,380	$1,363	$3,016

In 2017, we implemented tax strategies which resulted in changes to our federal income tax components, as illustrated above. These strategies, which were primarily related to premises and equipment, significantly decreased our taxes currently payable and led to an increase in our level of alternative minimum tax. Changes in these deferred tax components are displayed in the deferred tax assets and liabilities table on the following page.
On December 22, 2017, the Tax Act was enacted. The law established a flat corporate federal statutory income tax rate of 21%, effective January 1, 2018, and eliminated the corporate alternative minimum tax. The new tax law provided for a wide array of changes with only some having a direct impact on our federal income tax expense. Some of these changes included, but were not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
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
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the year ended December 31:

	2019	2018	2017
Income taxes at statutory rate	$3,025	$3,231	$5,526
Effect of nontaxable income
Interest income on tax exempt municipal securities	(990)	(1,106)	(1,889)
Earnings on corporate owned life insurance policies	(160)	(148)	(247)
Deferred tax adjustment resulting from the statutory rate reduction pursuant to the Tax Act	—	—	319
Other	283	231	34
Total effect of nontaxable income	(867)	(1,023)	(1,783)
Effect of nondeductible expenses	108	113	149
Effect of tax credits	(984)	(958)	(876)
Unrecognized deferred tax benefit on joint venture investment	98	—	—
Federal income tax expense	$1,380	$1,363	$3,016
The loss recognized during the fourth quarter of 2019 related to our joint venture investment in CSS is unlikely to reverse in the foreseeable future. As such, we did not record a deferred tax asset related to our investment in CSS as of December 31, 2019.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, measured at the 21% statutory rate, included in other assets and other liabilities in the accompanying consolidated balance sheets, are as follows as of December 31:

	2019	2018
Deferred tax assets
Allowance for loan losses	$1,255	$1,304
Deferred directors’ fees	1,615	1,667
Employee benefit plans	77	81
Core deposit premium and acquisition expenses	742	752
Net unrecognized actuarial losses on pension plan	717	729
Net unrealized losses on available-for-sale securities	—	1,211
Life insurance death benefit payable	497	497
Alternative minimum tax	—	710
Other	771	716
Total deferred tax assets	5,674	7,667
Deferred tax liabilities
Prepaid pension cost	327	383
Premises and equipment	1,859	1,548
Accretion on securities	37	41
Core deposit premium and acquisition expenses	872	946
Net unrealized gains on available-for-sale securities	1,247	—
Net unrealized gains on derivative instruments	14	68
Other	1,157	1,696
Total deferred tax liabilities	5,513	4,682
Net deferred tax assets (liabilities)	$161	$2,985

We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2016. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2019 and 2018 and we are not aware of any claims for such amounts by federal income tax authorities.
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
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2017, 2018 and 2019 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2017	$30	$164	$(2,972)	$(2,778)
OCI before reclassifications	289	43	11	343
Amounts reclassified from AOCI	(142)	—	412	270
Subtotal	147	43	423	613
Tax effect	89	(15)	(144)	(70)
OCI, net of tax	236	28	279	543
One-time non-cash tax rate adjustment due to the Tax Act	125	38	(530)	(367)
Balance, December 31, 2017	391	230	(3,223)	(2,602)
OCI before reclassifications	(7,229)	33	265	(6,931)
Amounts reclassified from AOCI	—	—	345	345
Subtotal	(7,229)	33	610	(6,586)
Tax effect	1,415	(7)	(128)	1,280
OCI, net of tax	(5,814)	26	482	(5,306)
Adoption of ASU 2016-01	223	—	—	223
Balance, December 31, 2018	(5,200)	256	(2,741)	(7,685)
OCI before reclassifications	12,276	(256)	(210)	11,810
Amounts reclassified from AOCI	(6)	—	268	262
Subtotal	12,270	(256)	58	12,072
Tax effect	(2,458)	54	(12)	(2,416)
OCI, net of tax	9,812	(202)	46	9,656
Balance, December 31, 2019	$4,612	$54	$(2,695)	$1,971
Included in OCI for the year ended December 31, 2017 are changes in unrealized gains and losses related to auction rate money market preferred stocks and preferred stocks, or equity securities. Changes in unrealized gains and losses related to equity securities were not included in OCI after the adoption of ASU 2016-01, effective January 1, 2018. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
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

A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2019			2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$565	$11,711	$12,276	$(495)	$(6,734)	$(7,229)	$407	$(118)	$289
Reclassification adjustment for net (gains) losses included in net income	—	(6)	(6)	—	—	—	—	(142)	(142)
Net unrealized gains (losses)	565	11,705	12,270	(495)	(6,734)	(7,229)	407	(260)	147
Tax effect (1)	—	(2,458)	(2,458)	—	1,415	1,415	—	89	89
Unrealized gains (losses), net of tax	$565	$9,247	$9,812	$(495)	$(5,319)	$(5,814)	$407	$(171)	$236
(1) Calculations are based on a federal income tax rate of 21% in 2019 and 2018 and 34% in 2017.
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2019	2018	2017
Unrealized gains (losses) on AFS securities
	$6	$—	$142	Net gains on sale of AFS securities
	1	—	48	Federal income tax expense (1)
	$5	$—	$94	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$268	$345	$412	Other noninterest expenses
	56	72	140	Federal income tax expense (1)
	$212	$273	$272	Net income
(1) Calculations are based on a federal income tax rate of 21% in 2019 and 2018 and 34% in 2017.

Note 18 – Fair Value
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
Fair value measurement requires the use of an exit price notion which may differ from entrance pricing. Generally, we believe our assets and liabilities classified as Level 1 or Level 2 approximate an exit price notion.
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

The following tables list the quantitative fair value information about impaired loans as of:

	December 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
Discounted value	$19,135	Cash crop inventory	40%
		Livestock	30%
		Other inventory	50%
		Accounts receivable	25% - 50%

	December 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 40%
		Cash crop inventory	30% - 40%
Discounted value	$20,045	Livestock	30%
		Other inventory	45% - 50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
Equity securities without readily determinable fair values: Equity securities without readily determinable fair values include our holdings in FHLB stock and FRB stock as well as our ownership interest in CSS. As a 50% investor of the membership units in CSS, we account for our investment under the equity method of accounting. The General Manager of CSS, through the normal course of business, chose to evaluate its operations of the company and obtained an independent, third-party valuation of the company during the fourth quarter of 2019. As of December 31, 2019, our recorded investment in CSS relied on assumptions and use of estimates pursuant to the valuation. As such, we classify such equity securities instruments as Level 3 with the related impairment in 2019 a nonrecurring Level 3 fair value adjustment.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$60,572	$60,572	$60,572	$—	$—
Mortgage loans AFS	904	925	—	925	—
Gross loans	1,186,570	1,170,370	—	—	1,170,370
Less allowance for loan and lease losses	7,939	7,939	—	—	7,939
Net loans	1,178,631	1,162,431	—	—	1,162,431
Accrued interest receivable	6,501	6,501	6,501	—	—
Equity securities without readily determinable fair values (1)	21,629	N/A	—	—	—
OMSR	2,264	2,264	—	2,264	—
LIABILITIES
Deposits without stated maturities	906,232	906,232	906,232	—	—
Deposits with stated maturities	407,619	409,600	—	409,600	—
Borrowed funds	275,999	278,761	—	278,761	—
Accrued interest payable	860	860	860	—	—

	2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$73,471	$73,471	$73,471	$—	$—
Mortgage loans AFS	358	365	—	365	—
Gross loans	1,128,707	1,099,645	—	—	1,099,645
Less allowance for loan and lease losses	8,375	8,375	—	—	8,375
Net loans	1,120,332	1,091,270	—	—	1,091,270
Accrued interest receivable	6,928	6,928	6,928	—	—
Equity securities without readily determinable fair values (1)	24,948	N/A	—	—	—
OMSR	2,434	2,602	—	2,602	—
LIABILITIES
Deposits without stated maturities	859,073	859,073	859,073	—	—
Deposits with stated maturities	433,620	425,993	—	425,993	—
Borrowed funds	340,299	333,829	—	333,829	—
Accrued interest payable	826	826	826	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2019				2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$—	$—	$—	$—	$170	$—	$170	$—
States and political subdivisions	169,752	—	169,752	—	190,866	—	190,866	—
Auction rate money market preferred	3,119	—	3,119	—	2,554	—	2,554	—
Mortgage-backed securities	140,204	—	140,204	—	184,484	—	184,484	—
Collateralized mortgage obligations	116,764	—	116,764	—	116,760	—	116,760	—
Total AFS securities	429,839	—	429,839	—	494,834	—	494,834	—
Derivative instruments	67	—	67	—	323	—	323	—
Nonrecurring items
Impaired loans (net of the ALLL)	19,135	—	—	19,135	20,045	—	—	20,045
OMSR	2,264	—	—	2,264	2,434	—	—	2,434
Investment in CSS	4,246	—	—	4,246	7,565	—	—	7,565
Foreclosed assets	456	—	—	456	355	—	—	355
Total	$456,007	$—	$429,906	$26,101	$525,556	$—	$495,157	$30,399
Percent of assets and liabilities measured at fair value		—%	94.28%	5.72%		—%	94.22%	5.78%
We recorded $111 and $0 through earnings related to fair value changes in foreclosed assets for the years ended December 31, 2019 and 2018. We recorded an impairment related to OMSR of $214 and $0 through earnings for the years ended December 31, 2019 and 2018. We recorded a reduction to our investment in CSS of $3,566 and $0 through earnings for the years ended December 31, 2019 and 2018. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2019 and 2018.
Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2019	2018
Balance, January 1	$3,343	$4,335
New loans	1,584	1,184
Repayments	(1,232)	(2,176)
Balance, December 31	$3,695	$3,343
Total deposits of these principal officers and directors and their affiliates amounted to $5,137 and $5,029 at December 31, 2019 and 2018, respectively.
From time to time, we make charitable donations to The Isabella Bank Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we serve. Our donations are recognized as expense when paid to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 shares of our common stock as of December 31, 2019 and 2018, respectively. Such shares are included in the computation of dividends and earnings per share.

The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2019	2018	2017
Total assets	$1,678	$1,731	$2,162
Donations	$50	$—	$—
Note 20 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2019, 2018, and 2017 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2019	2018
ASSETS
Cash on deposit at the Bank	$1,360	$2,499
Investments in subsidiaries	157,415	143,942
Premises and equipment	1,539	1,912
Other assets	49,887	51,674
TOTAL ASSETS	$210,201	$200,027
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$19	$4,508
Shareholders' equity	210,182	195,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,201	$200,027
Condensed Statements of Income

	Year Ended December 31
	2019	2018	2017
Income
Dividends from subsidiaries	$7,800	$13,100	$9,600
Interest income	7	1	2
Net income (loss) on CSS joint venture	(3,108)	274	164
Other income	—	2,756	6,299
Total income	4,699	16,131	16,065
Expenses
Compensation and benefits	—	4,132	5,196
Occupancy and equipment	59	513	1,779
Audit, consulting, and legal fees	477	774	824
Director fees	368	413	382
Other	1,165	796	1,887
Total expenses	2,069	6,628	10,068
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,630	9,503	5,997
Federal income tax benefit	984	749	91
Income before equity in undistributed earnings of subsidiaries	3,614	10,252	6,088
Undistributed earnings of subsidiaries	9,410	3,769	7,149
Net income	$13,024	$14,021	$13,237

Condensed Statements of Cash Flows

	Year Ended December 31
	2019	2018	2017
Operating activities
Net income	$13,024	$14,021	$13,237
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(9,410)	(3,769)	(7,149)
Undistributed earnings of equity securities without readily determinable fair values	3,320	(144)	40
Share-based payment awards under equity compensation plan	523	612	640
Depreciation	46	134	154
Deferred income tax expense (benefit)	114	(31)	792
Changes in operating assets and liabilities which provided (used) cash
Other assets	(285)	1,237	42
Other liabilities	69	(937)	(1,590)
Net cash provided by (used in) operating activities	7,401	11,123	6,166
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	—	249
Purchases of premises and equipment	—	(96)	(113)
Net cash provided by (used in) investing activities	—	(96)	136
Financing activities
Cash dividends paid on common stock	(8,282)	(8,169)	(7,990)
Proceeds from the issuance of common stock	4,876	6,864	6,177
Common stock repurchased	(4,003)	(7,007)	(5,181)
Common stock purchased for deferred compensation obligations	(1,131)	(401)	(420)
Net cash provided by (used in) financing activities	(8,540)	(8,713)	(7,414)
Increase (decrease) in cash and cash equivalents	(1,139)	2,314	(1,112)
Cash and cash equivalents at beginning of period	2,499	185	1,297
Cash and cash equivalents at end of period	$1,360	$2,499	$185
On January 1, 2019, there was a transaction to restructure the Bank and the parent holding company for the purpose of better-organizing the entities for present and future needs.  The transaction is expected to produce future benefits for us in the form of reduced operational costs and better-managed risk.  Assets and liabilities transferred from the parent company to the Bank related primarily to capital assets, net deferred income tax asset, prepaid assets, employee benefits payable, accrued expenses, and a pension plan.  Effective January 1, 2019, employee compensation and benefit expenses are now recognized directly by the Bank, where expenses related to certain administrative functions were previously recognized by the parent holding company.  Similarly, expenses related to most capital assets are now recognized directly by the Bank. A portion of employee compensation and benefit expenses, as well as some expenses related to capital assets, are now recognized by the holding company through a management fee paid to the Bank.
Note 22 – Subsequent Events
We evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2019, but prior to the date the consolidated financial statements were issued, include anticipated proceeds from the redemption of a corporate owned life insurance policy. Proceeds, from the death benefit on an insurance policy on the life of a former executive officer, are estimated at $500 and will be recognized as noninterest income during 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2019.
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
Based upon these criteria, we believe that, as of December 31, 2019, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2019 consolidated financial statements and our internal control over financial reporting as of December 31, 2019. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2019 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2019, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
March 13, 2020

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 13, 2020
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2020 (“Proxy Statement”) which is incorporated herein by reference.
For Information concerning our Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.
We have adopted a Code of Conduct and Business Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. We shall provide to any person without charge upon request, a copy of our Code of Conduct and Business Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 401 North Main Street, Mount Pleasant, Michigan 48858.
Item 11. Executive Compensation.
For information concerning executive compensation, see “Executive Officers” and “Remuneration of Directors” in the Proxy Statement which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
For information concerning the security ownership of certain owners and management, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement which is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	177,935	(3)	—	(5)	—	(6)
Stock Award Incentive Plan (2)	7,890	(4)	—	(5)	—	(6)
Total	185,825
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
(2) The Stock Award Incentive Plan is an equity-based bonus plan. Under the plan, we may award stock bonuses to the President and CEO, the CFO and the Bank President. The plan authorizes the issuance of vested stock to eligible employees worth up to 20% of the employee’s annualized base wages, on a calendar year basis. The plan imposes several conditions on the issuance of stock awards and therefore, the stock awards are restricted. Awards are converted to shares upon payment to the participant based on the market value of our common stock on the date of award.
(3) As of December 31, 2019, the Directors Plan had 205,004 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 27,069 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
(4) This amount includes shares subject to outstanding incentive awards at the maximum amount of shares issuable under such awards.  However, payout of incentive awards is contingent on the individual and the Corporation reaching certain levels of performance.  If the performance criteria for these awards are not fully satisfied, the award recipient will receive less than the maximum number of shares eligible under these grants and may receive nothing from these grants. Additionally, this amount assumes the closing price of our common stock as of December 31, 2019 for purposes of the conversion from awards to stock.
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
Item 15. Exhibits, Financial Statement Schedules.

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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3(a)	Amended Articles of Incorporation (1)
	3(b)	Amendment to the Articles of Incorporation (2)
	3(c)	Amendment to the Articles of Incorporation (3)
	3(d)	Amendment to the Articles of Incorporation (4)
	3(e)	Amendment to the Articles of Incorporation (7)
	3(f)	Amended Bylaws (5)
	3(g)	Amendment to Bylaws (6)
	3(h)	Amendment to Bylaws (9)
	3(i)	Amendment to Bylaws (10)
	10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10(b)	Isabella Bank Corporation Split Dollar Plan* (12)
	10(c)	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10(d)	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10(e)	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10(f)	Isabella Bank Corporation Stock Award Incentive Plan* (14)
	14	Code of Conduct and Business Ethics
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Interactive Data File**
	101.SCH	XBRL Interactive Data File**
	101.CAL	XBRL Interactive Data File**
	101.LAB	XBRL Interactive Data File**
	101.PRE	XBRL Interactive Data File**
	101.DEF	XBRL Interactive Data File**

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 13, 2020
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 13, 2020
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 13, 2020
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 13, 2020
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 13, 2020
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 13, 2020
Thomas L. Kleinhardt

/s/ David J. Maness	Director	March 13, 2020
David J. Maness

/s/ W. Joseph Manifold	Director	March 13, 2020
W. Joseph Manifold

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 13, 2020
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 13, 2020
Sarah R. Opperman

/s/ Vicki L. Rupp	Director	March 13, 2020
Vicki L. Rupp

/s/ Jerome Schwind	Isabella Bank President and Director	March 13, 2020
Jerome Schwind

/s/ Rhonda S. Tudor	Controller	March 13, 2020
Rhonda S. Tudor

/s/ Gregory V. Varner	Director	March 13, 2020
Gregory V. Varner