Form 10-Q
period 2020-03-31
ISABELLA BANK Corp
filed 2020-04-29
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,927,845 as of April 28, 2020.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, federal or state tax laws, monetary and fiscal policy, a health crisis, the quality or composition of the loan or investment portfolio, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, cybersecurity risk, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	FTE: Fully taxable equivalent
AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	ISDA: International Swaps and Derivatives Association
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated teller machine	N/A: Not applicable
BHC Act: Bank Holding Company Act of 1956	N/M: Not meaningful
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	NAV: Net asset value
CECL: Current expected credit losses	NSF: Non-sufficient funds
CFPB: Consumer Financial Protection Bureau	OCI: Other comprehensive income (loss)
CIK: Central Index Key	OMSR: Originated mortgage servicing rights
COVID-19: Coronavirus disease 2019	OREO: Other real estate owned
CRA: Community Reinvestment Act	OTTI: Other-than-temporary impairment
DIF: Deposit Insurance Fund	PBO: Projected benefit obligation
DIFS: Department of Insurance and Financial Services	PCAOB: Public Company Accounting Oversight Board
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	PPP: Paycheck Protection Program
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	Rabbi Trust: A trust established to fund our Directors Plan
Exchange Act: Securities Exchange Act of 1934	SBA: Small Business Administration
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
Freddie Mac: Federal Home Loan Mortgage Corporation	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2020	December 31 2019
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,160	$20,311
Interest bearing balances due from banks	77,591	40,261
Total cash and cash equivalents	96,751	60,572
AFS securities, at fair value	407,189	429,839
Mortgage loans AFS	1,228	904
Loans
Commercial	695,278	700,941
Agricultural	108,856	116,920
Residential real estate	302,016	298,569
Consumer	69,786	70,140
Gross loans	1,175,936	1,186,570
Less allowance for loan and lease losses	8,697	7,939
Net loans	1,167,239	1,178,631
Premises and equipment	25,946	26,242
Corporate owned life insurance policies	27,691	28,455
Accrued interest receivable	7,022	6,501
Equity securities without readily determinable fair values	21,535	21,629
Goodwill and other intangible assets	48,366	48,379
Other assets	12,937	13,046
TOTAL ASSETS	$1,815,904	$1,814,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$249,424	$249,152
Interest bearing demand deposits	237,392	229,865
Certificates of deposit under $250 and other savings	739,925	739,023
Certificates of deposit over $250	95,342	95,811
Total deposits	1,322,083	1,313,851
Borrowed funds	263,171	275,999
Accrued interest payable and other liabilities	15,152	14,166
Total liabilities	1,600,406	1,604,016
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,921,291 shares (including 44,687 shares held in the Rabbi Trust) in 2020 and 7,910,804 shares (including 27,069 shares held in the Rabbi Trust) in 2019	140,945	141,069
Shares to be issued for deferred compensation obligations	4,802	5,043
Retained earnings	63,041	62,099
Accumulated other comprehensive income (loss)	6,710	1,971
Total shareholders’ equity	215,498	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,815,904	$1,814,198

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2020	2019
Interest income
Loans, including fees	$13,254	$12,891
AFS securities
Taxable	1,489	1,958
Nontaxable	1,053	1,253
Federal funds sold and other	405	379
Total interest income	16,201	16,481
Interest expense
Deposits	2,791	2,718
Borrowings	1,408	1,574
Total interest expense	4,199	4,292
Net interest income	12,002	12,189
Provision for loan losses	788	34
Net interest income after provision for loan losses	11,214	12,155
Noninterest income
Service charges and fees	1,353	1,461
Investment and trust advisory fees	572	677
Gains from redemption of corporate owned life insurance policies	524	—
Earnings on corporate owned life insurance policies	182	184
Net gain on sale of mortgage loans	151	93
Other	216	75
Total noninterest income	2,998	2,490
Noninterest expenses
Compensation and benefits	5,869	5,722
Furniture and equipment	1,461	1,494
Occupancy	867	930
Other	2,748	2,654
Total noninterest expenses	10,945	10,800
Income before federal income tax expense	3,267	3,845
Federal income tax expense	203	349
NET INCOME	$3,064	$3,496
Earnings per common share
Basic	$0.39	$0.44
Diluted	$0.38	$0.43
Cash dividends per common share	$0.27	$0.26

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2020	2019
Net income	$3,064	$3,496
Unrealized gains (losses) on AFS securities arising during the period	6,311	5,954
Reclassification adjustment for net (gains) losses included in net income	(71)	—
Tax effect (1)	(1,393)	(1,195)
Unrealized gains (losses) on AFS securities, net of tax	4,847	4,759
Unrealized gains (losses) on derivative instruments arising during the period	(136)	(81)
Tax effect (1)	28	17
Unrealized gains (losses) on derivative instruments, net of tax	(108)	(64)
Other comprehensive income (loss), net of tax	4,739	4,695
Comprehensive income (loss)	$7,803	$8,191

(1)	See “Note 9 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	3,496	4,695	8,191
Issuance of common stock	61,405	1,433	—	—	—	1,433
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	131	—	—	131
Common stock purchased for deferred compensation obligations	—	(186)	—	—	—	(186)
Common stock repurchased pursuant to publicly announced repurchase plan	(26,296)	(632)	—	—	—	(632)
Cash dividends paid ($0.26 per common share)	—	—	—	(2,043)	—	(2,043)
Balance, March 31, 2019	7,906,078	$141,299	$5,294	$58,810	$(2,990)	$202,413
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	3,064	4,739	7,803
Issuance of common stock	69,907	1,330	—	—	—	1,330
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	364	(364)	—	—	—
Share-based payment awards under equity compensation plan	—	—	123	—	—	123
Common stock purchased for deferred compensation obligations	—	(650)	—	—	—	(650)
Common stock repurchased pursuant to publicly announced repurchase plan	(59,420)	(1,168)	—	—	—	(1,168)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,122)	—	(2,122)
Balance, March 31, 2020	7,921,291	$140,945	$4,802	$63,041	$6,710	$215,498

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2020	2019
OPERATING ACTIVITIES
Net income	$3,064	$3,496
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	94	57
Provision for loan losses	788	34
Depreciation	668	731
Amortization of OMSR	97	44
Amortization of acquisition intangibles	13	19
Net amortization of AFS securities	444	435
Net gains on sale of AFS securities	(71)	—
Net gain on sale of mortgage loans	(151)	(93)
OMSR impairment loss	245	—
Net gains on foreclosed assets	(42)	(33)
Increase in cash value of corporate owned life insurance policies, net of expenses	(170)	(173)
Gains from redemption of corporate owned life insurance policies	(524)	—
Share-based payment awards under equity compensation plan	123	131
Origination of loans held-for-sale	(8,890)	(6,520)
Proceeds from loan sales	8,717	6,826
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(521)	(823)
Other assets	(379)	(1,492)
Accrued interest payable and other liabilities	(111)	437
Net cash provided by (used in) operating activities	3,394	3,076
INVESTING ACTIVITIES
Activity in AFS securities
Sales	26,855	—
Maturities, calls, and principal payments	12,674	11,824
Purchases	(11,012)	(6,313)
Net loan principal (originations) collections	10,487	(16,373)
Proceeds from sales of foreclosed assets	51	224
Purchases of premises and equipment	(372)	(340)
Proceeds from redemption of corporate owned life insurance policies	1,458	—
Funding of low income housing tax credit investments	(150)	(117)
Net cash provided by (used in) investing activities	39,991	(11,095)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$8,232	$(14,730)
Net increase (decrease) in borrowed funds	(12,828)	(28,615)
Cash dividends paid on common stock	(2,122)	(2,043)
Proceeds from issuance of common stock	1,330	1,433
Common stock repurchased	(1,168)	(632)
Common stock purchased for deferred compensation obligations	(650)	(186)
Net cash provided by (used in) financing activities	(7,206)	(44,773)
Increase (decrease) in cash and cash equivalents	36,179	(52,792)
Cash and cash equivalents at beginning of period	60,572	73,471
Cash and cash equivalents at end of period	$96,751	$20,679
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$4,214	$4,227
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$117	$237

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to the “Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or the “Bank” refer to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Reclassifications: Certain amounts reported in the interim 2019 consolidated financial statements have been reclassified to conform with the 2020 presentation.
Note 2 – Accounting Standards Updates
Recently Adopted
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
The new authoritative guidance was effective January 1, 2020 and did not have a significant impact on our financial statement disclosures.
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
The new authoritative guidance was effective January 1, 2020. Based on the prospective approach, we will review future arrangements to determine the appropriate treatment under this guidance. These changes are not expected to have a significant impact on our operating results or financial statement disclosures.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was originally effective for interim and annual periods beginning after December 15, 2019. Effective October 16, 2019, the FASB approved changes to the implementation date of this guidance for some filers. As a small reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date; currently we have no plans for early adoption. This guidance may have a significant impact on the results of our operations and financial statement disclosures as well as that of the banking industry as a whole.
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

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$159,267	$3,849	$—	$163,116
Auction rate money market preferred	3,200	—	474	2,726
Mortgage-backed securities	122,544	4,010	—	126,554
Collateralized mortgage obligations	110,079	4,714	—	114,793
Total	$395,090	$12,573	$474	$407,189

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$165,005	$4,747	$—	$169,752
Auction rate money market preferred	3,200	—	81	3,119
Mortgage-backed securities	139,831	933	560	140,204
Collateralized mortgage obligations	115,944	1,007	187	116,764
Total	$423,980	$6,687	$828	$429,839
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2020 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$27,544	$69,886	$38,580	$23,257	$—	$159,267
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	122,544	122,544
Collateralized mortgage obligations	—	—	—	—	110,079	110,079
Total amortized cost	$27,544	$69,886	$38,580	$23,257	$235,823	$395,090
Fair value	$27,616	$71,184	$39,799	$24,517	$244,073	$407,189
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
A summary of the sales activity of AFS securities was as follows for the three months ended March 31, 2020. There were no sales of AFS securities for the three months ended March 31, 2019.

March 31 2020
Proceeds from sales of AFS securities	$26,855
Realized gains (losses)	$71
Applicable income tax expense (benefit)	$15

The following information pertains to AFS securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position less than twelve months at March 31, 2020.

	March 31, 2020
	Twelve Months or More
	Gross Unrealized Losses	Fair Value
Auction rate money market preferred	$474	$2,726
Number of securities in an unrealized loss position:		2

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Auction rate money market preferred	$—	$—	$81	$3,119	$81
Mortgage-backed securities	3	3,974	557	49,701	560
Collateralized mortgage obligations	43	20,262	144	13,309	187
Total	$46	$24,236	$782	$66,129	$828
Number of securities in an unrealized loss position:		9		19	28
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of March 31, 2020 and December 31, 2019, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of March 31, 2020 or December 31, 2019, with the exception of one municipal bond previously identified which had no activity during the period.

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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization method.
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
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Government agency guarantee may be required. Personal guarantees and/or life insurance beneficiary assignments are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports.
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
The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Full or partial loan balances are charged against the ALLL when we believe uncollectability is probable. Subsequent recoveries, if any, are credited to the ALLL.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio, with the exception of advances to mortgage brokers, over the preceding five years. With no historical losses on advances to mortgage brokers, there is no allocation related to this portfolio. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2020. However, the COVID-19 pandemic has led to the temporary closure of businesses throughout the communities in which we serve, which has also led to increased unemployment. Therefore, we increased the ALLL during the quarter to account for inherent risk within the loan portfolio as of March 31, 2020. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
A summary of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(4)	(16)	(15)	(123)	—	(158)
Recoveries	22	33	27	46	—	128
Provision for loan losses	443	(161)	(342)	116	732	788
March 31, 2020	$2,375	$490	$1,717	$961	$3,154	$8,697

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$179	$78	$1,052	$—	$—	$1,309
Collectively evaluated for impairment	2,196	412	665	961	3,154	7,388
Total	$2,375	$490	$1,717	$961	$3,154	$8,697
Loans
Individually evaluated for impairment	$8,598	$13,660	$5,374	$3		$27,635
Collectively evaluated for impairment	686,680	95,196	296,642	69,783		1,148,301
Total	$695,278	$108,856	$302,016	$69,786		$1,175,936

	Allowance for Loan Losses
	Three Months Ended March 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(8)	—	(2)	(128)	—	(138)
Recoveries	51	1	27	48	—	127
Provision for loan losses	(358)	(1)	288	114	(9)	34
March 31, 2019	$2,248	$775	$2,305	$891	$2,179	$8,398

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$15	$26	$1,073	$—	$—	$1,114
Collectively evaluated for impairment	1,899	608	974	922	2,422	6,825
Total	$1,914	$634	$2,047	$922	$2,422	$7,939
Loans
Individually evaluated for impairment	$7,865	$14,840	$5,486	$—		$28,191
Collectively evaluated for impairment	693,076	102,080	293,083	70,140		1,158,379
Total	$700,941	$116,920	$298,569	$70,140		$1,186,570

The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	March 31, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$10	$—	$10	$—	$—	$—	$10
2 - High quality	4,326	10,760	—	15,086	894	13	907	15,993
3 - High satisfactory	93,092	43,940	34,416	171,448	16,835	4,976	21,811	193,259
4 - Low satisfactory	381,334	92,789	—	474,123	42,602	19,671	62,273	536,396
5 - Special mention	15,404	3,530	—	18,934	5,601	2,164	7,765	26,699
6 - Substandard	7,177	6,857	—	14,034	8,236	3,258	11,494	25,528
7 - Vulnerable	29	1,339	—	1,368	2,839	1,579	4,418	5,786
8 - Doubtful	275	—	—	275	188	—	188	463
9 - Loss	—	—	—	—	—	—	—	—
Total	$501,637	$159,225	$34,416	$695,278	$77,195	$31,661	$108,856	$804,134

	December 31, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$390	$—	$390	$—	$—	$—	$390
2 - High quality	2,582	8,844	—	11,426	1,452	99	1,551	12,977
3 - High satisfactory	109,737	42,858	35,523	188,118	16,765	6,769	23,534	211,652
4 - Low satisfactory	377,198	94,847	—	472,045	42,798	20,861	63,659	535,704
5 - Special mention	15,372	3,470	—	18,842	7,165	3,754	10,919	29,761
6 - Substandard	4,874	3,625	—	8,499	9,136	3,836	12,972	21,471
7 - Vulnerable	390	1,231	—	1,621	2,711	1,574	4,285	5,906
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$510,153	$155,265	$35,523	$700,941	$80,027	$36,893	$116,920	$817,861
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$2,199	$94	$—	$304	$2,597	$499,040	$501,637
Commercial other	2,135	109	—	1,339	3,583	155,642	159,225
Advances to mortgage brokers	—	—	—	—	—	34,416	34,416
Total commercial	4,334	203	—	1,643	6,180	689,098	695,278
Agricultural
Agricultural real estate	233	—	—	3,027	3,260	73,935	77,195
Agricultural other	—	31	—	1,579	1,610	30,051	31,661
Total agricultural	233	31	—	4,606	4,870	103,986	108,856
Residential real estate
Senior liens	2,472	77	40	576	3,165	258,959	262,124
Junior liens	35	—	—	—	35	5,509	5,544
Home equity lines of credit	141	—	—	85	226	34,122	34,348
Total residential real estate	2,648	77	40	661	3,426	298,590	302,016
Consumer
Secured	356	—	—	—	356	66,105	66,461
Unsecured	7	—	—	3	10	3,315	3,325
Total consumer	363	—	—	3	366	69,420	69,786
Total	$7,578	$311	$40	$6,913	$14,842	$1,161,094	$1,175,936

	December 31, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$139	$30	$—	$390	$559	$509,594	$510,153
Commercial other	531	156	—	1,231	1,918	153,347	155,265
Advances to mortgage brokers	—	—	—	—	—	35,523	35,523
Total commercial	670	186	—	1,621	2,477	698,464	700,941
Agricultural
Agricultural real estate	—	—	—	2,711	2,711	77,316	80,027
Agricultural other	—	—	—	1,574	1,574	35,319	36,893
Total agricultural	—	—	—	4,285	4,285	112,635	116,920
Residential real estate
Senior liens	3,463	258	—	557	4,278	253,894	258,172
Junior liens	65	—	—	—	65	5,766	5,831
Home equity lines of credit	157	—	—	72	229	34,337	34,566
Total residential real estate	3,685	258	—	629	4,572	293,997	298,569
Consumer
Secured	68	—	—	—	68	66,547	66,615
Unsecured	3	—	—	—	3	3,522	3,525
Total consumer	71	—	—	—	71	70,069	70,140
Total	$4,426	$444	$—	$6,535	$11,405	$1,175,165	$1,186,570

Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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
We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of impaired loans as of:

	March 31, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$1,125	$1,367	$66	$517	$635	$15
Commercial other	919	919	113	—	—	—
Agricultural real estate	2,247	2,297	70	1,509	1,509	12
Agricultural other	1,355	1,355	8	1,355	1,355	14
Residential real estate senior liens	5,285	5,713	1,052	5,401	5,830	1,073
Total impaired loans with a valuation allowance	10,931	11,651	1,309	8,782	9,329	1,114
Impaired loans without a valuation allowance
Commercial real estate	4,162	4,301		4,961	5,224
Commercial other	2,392	2,392		2,387	2,387
Agricultural real estate	7,192	7,192		8,372	8,422
Agricultural other	2,866	2,866		3,604	3,604
Home equity lines of credit	89	389		85	385
Consumer secured	3	3		—	—
Total impaired loans without a valuation allowance	16,704	17,143		19,409	20,022
Impaired loans
Commercial	8,598	8,979	179	7,865	8,246	15
Agricultural	13,660	13,710	78	14,840	14,890	26
Residential real estate	5,374	6,102	1,052	5,486	6,215	1,073
Consumer	3	3	—	—	—	—
Total impaired loans	$27,635	$28,794	$1,309	$28,191	$29,351	$1,114

The following is a summary of impaired loans for the:

	Three Months Ended March 31
	2020		2019
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$821	$25	$3,409	$49
Commercial other	460	6	12	—
Agricultural real estate	1,878	24	390	6
Agricultural other	1,355	22	44	—
Residential real estate senior liens	5,343	55	6,682	68
Residential real estate junior liens	—	—	12	—
Total impaired loans with a valuation allowance	9,857	132	10,549	123
Impaired loans without a valuation allowance
Commercial real estate	4,562	59	3,287	53
Commercial other	2,390	15	2,970	21
Agricultural real estate	7,782	59	7,623	7
Agricultural other	3,235	7	6,087	70
Home equity lines of credit	87	6	43	6
Consumer secured	2	—	9	—
Total impaired loans without a valuation allowance	18,058	146	20,019	157
Impaired loans
Commercial	8,233	105	9,678	123
Agricultural	14,250	112	14,144	83
Residential real estate	5,430	61	6,737	74
Consumer	2	—	9	—
Total impaired loans	$27,915	$278	$30,568	$280
As a result of line of credit agreements with borrowers, we had committed to advance $459 and $175 in additional funds to be disbursed in connection with impaired loans as of March 31, 2020 and December 31, 2019, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended March 31
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$963	$963	1	$147	$147
Agricultural other	2	593	593	2	523	523
Residential real estate	2	93	93	—	—	—
Total	6	$1,649	$1,649	3	$670	$670
The following is a summary of concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31
	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$919	1	$44	—	$—	1	$147
Agricultural other	—	—	2	593	—	—	2	523
Residential real estate	—	—	2	93	—	—	—	—
Total	1	$919	5	$730	—	$—	3	$670
We did not restructure any loans by forgiving principal or accrued interest in the three-month periods ended March 31, 2020 or 2019.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three-month periods ended March 31, 2020 and March 31, 2019 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31 2020	December 31 2019
TDRs	$24,117	$24,737
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers who were in good standing as of March 1, 2020 can elect to defer full or partial payments for a 90-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs.

Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB advances	$235,000	2.34%	$245,000	2.32%
Securities sold under agreements to repurchase without stated maturity dates	28,171	0.09%	30,999	0.09%
Total	$263,171	2.10%	$275,999	2.07%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
Fixed rate due 2020	$45,000	2.28%	$55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	1.99%	10,000	2.20%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	45,000	2.97%
Fixed rate due 2024	55,000	2.68%	55,000	2.68%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$235,000	2.34%	$245,000	2.32%

(1)	Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $28,171 and $31,020 at March 31, 2020 and December 31, 2019, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three-month periods ended March 31, 2020 and March 31, 2019. A summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased was as follows for the:

	Three Months Ended March 31
	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$32,236	$30,923	0.10%	$37,441	$34,987	0.10%
Federal funds purchased	—	—	—%	1,860	458	2.65%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2020	December 31 2019
Pledged to secure borrowed funds	$364,985	$368,310
Pledged to secure repurchase agreements	28,171	31,020
Pledged for public deposits and for other purposes necessary or required by law	57,129	59,537
Total	$450,285	$458,867

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2020	December 31 2019
States and political subdivisions	$12,002	$31,020
Mortgage-backed securities	9,492	—
Collateralized mortgage obligations	6,677	—
Total	$28,171	$31,020
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy required collateral.
As of March 31, 2020, we had the ability to borrow up to an additional $140,121, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
Derivative Instruments
We use interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We have entered into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	March 31, 2020
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.1	$10,000	Other liabilities	$(69)

	December 31, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.3	$10,000	Other assets	$67
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

Note 6 – Computation of Earnings Per Common Share
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2020	2019
Average number of common shares outstanding for basic calculation	7,892,421	7,888,885
Average potential effect of common shares in the Directors Plan (1)	163,186	199,456
Average number of common shares outstanding used to calculate diluted earnings per common share	8,055,607	8,088,341
Net income	$3,064	$3,496
Earnings per common share
Basic	$0.39	$0.44
Diluted	$0.38	$0.43

(1)	Exclusive of shares held in the Rabbi Trust
Note 7 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2020	2019
Audit, consulting, and legal fees	$433	$453
Donations and community relations	330	140
ATM and debit card fees	323	248
Marketing costs	203	142
Memberships and subscriptions	199	167
Director fees	182	207
Loan underwriting fees	166	316
FDIC insurance premiums	156	170
Postage and freight	131	129
Education and travel	91	157
All other	534	525
Total other noninterest expenses	$2,748	$2,654

Note 8 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2020	2019
Income taxes at statutory rate	$686	$807
Effect of nontaxable income
Interest income on tax exempt municipal securities	(203)	(244)
Earnings on corporate owned life insurance policies	(148)	(36)
Other	(4)	(4)
Total effect of nontaxable income	(355)	(284)
Effect of nondeductible expenses	4	6
Effect of tax credits	(132)	(180)
Federal income tax expense	$203	$349
Note 9 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2020				2019
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$4,612	$54	$(2,695)	$1,971	$(5,200)	$256	$(2,741)	$(7,685)
OCI before reclassifications	6,311	(136)	—	6,175	5,954	(81)	—	5,873
Amounts reclassified from AOCI	(71)	—	—	(71)	—	—	—	—
Subtotal	6,240	(136)	—	6,104	5,954	(81)	—	5,873
Tax effect	(1,393)	28	—	(1,365)	(1,195)	17	—	(1,178)
OCI, net of tax	4,847	(108)	—	4,739	4,759	(64)	—	4,695
Balance, March 31	$9,459	$(54)	$(2,695)	$6,710	$(441)	$192	$(2,741)	$(2,990)
Included in OCI for the three-month periods ended March 31, 2020 and March 31, 2019 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(393)	$6,704	$6,311	$265	$5,689	$5,954
Reclassification adjustment for net (gains) losses included in net income	—	(71)	(71)	—	—	—
Net unrealized gains (losses)	(393)	6,633	6,240	265	5,689	5,954
Tax effect	—	(1,393)	(1,393)	—	(1,195)	(1,195)
Unrealized gains (losses), net of tax	$(393)	$5,240	$4,847	$265	$4,494	$4,759
Note 10 – Fair Value
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
Loans: We do not record loans at fair value on a recurring basis. However, some loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 40%	31%
Discounted value	$18,778	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	28%

	December 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	22%
		Equipment	20% - 40%	32%
Discounted value	$19,135	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	28%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$96,751	$96,751	$96,751	$—	$—
Mortgage loans AFS	1,228	1,242	—	1,242	—
Gross loans	1,175,936	1,172,598	—	—	1,172,598
Less allowance for loan and lease losses	8,697	8,697	—	—	8,697
Net loans	1,167,239	1,163,901	—	—	1,163,901
Accrued interest receivable	7,022	7,022	7,022	—	—
Equity securities without readily determinable fair values (1)	21,535	N/A	—	—	—
OMSR	2,003	2,003	—	2,003	—
LIABILITIES
Deposits without stated maturities	922,023	922,023	922,023	—	—
Deposits with stated maturities	400,060	406,330	—	406,330	—
Borrowed funds	263,171	269,968	—	269,968	—
Accrued interest payable	845	845	845	—	—

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$60,572	$60,572	$60,572	$—	$—
Mortgage loans AFS	904	925	—	925	—
Gross loans	1,186,570	1,170,370	—	—	1,170,370
Less allowance for loan and lease losses	7,939	7,939	—	—	7,939
Net loans	1,178,631	1,162,431	—	—	1,162,431
Accrued interest receivable	6,501	6,501	6,501	—	—
Equity securities without readily determinable fair values (1)	21,629	N/A	—	—	—
OMSR	2,264	2,264	—	2,264	—
LIABILITIES
Deposits without stated maturities	906,232	906,232	906,232	—	—
Deposits with stated maturities	407,619	409,600	—	409,600	—
Borrowed funds	275,999	278,761	—	278,761	—
Accrued interest payable	860	860	860	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
States and political subdivisions	$163,116	$—	$163,116	$—	$169,752	$—	$169,752	$—
Auction rate money market preferred	2,726	—	2,726	—	3,119	—	3,119	—
Mortgage-backed securities	126,554	—	126,554	—	140,204	—	140,204	—
Collateralized mortgage obligations	114,793	—	114,793	—	116,764	—	116,764	—
Total AFS securities	407,189	—	407,189	—	429,839	—	429,839	—
Derivative instruments	69	—	69	—	67	—	67	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,778	—	—	18,778	19,135	—	—	19,135
OMSR	2,003	—	2,003	—	2,264	—	2,264	—
Total	$428,039	$—	$409,261	$18,778	$451,305	$—	$432,170	$19,135
Percent of assets and liabilities measured at fair value		—%	95.61%	4.39%		—%	95.76%	4.24%
We recorded an impairment related to OMSR of $245 and $0 through earnings for the three months ended March 31, 2020 and March 31, 2019. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2020. Further, we had no unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 11 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of March 31, 2020 and December 31, 2019 and for the three-month periods ended March 31, 2020 and March 31, 2019, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2020	December 31 2019
ASSETS
Cash on deposit at the Bank	$216	$1,360
Investments in subsidiaries	163,889	157,415
Premises and equipment	1,528	1,539
Other assets	49,892	49,887
TOTAL ASSETS	$215,525	$210,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$27	$19
Shareholders' equity	215,498	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$215,525	$210,201
Interim Condensed Statements of Income

	Three Months Ended March 31
	2020	2019
Income
Dividends from subsidiaries	$1,750	$1,000
Interest income	1	2
Other income (loss)	1	(19)
Total income	1,752	983
Expenses
Occupancy and equipment	15	15
Audit, consulting, and legal fees	132	130
Director fees	94	98
Other	293	290
Total expenses	534	533
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,218	450
Federal income tax benefit	112	115
Income before equity in undistributed earnings of subsidiaries	1,330	565
Undistributed earnings of subsidiaries	1,734	2,931
Net income	$3,064	$3,496

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2020	2019
Operating activities
Net income	$3,064	$3,496
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(1,734)	(2,931)
Undistributed earnings of equity securities without readily determinable fair values	94	57
Share-based payment awards under equity compensation plan	123	131
Depreciation	11	11
Changes in operating assets and liabilities which provided (used) cash
Other assets	(100)	26
Other liabilities	8	800
Net cash provided by (used in) operating activities	1,466	1,590
Investing activities - none
Financing activities
Cash dividends paid on common stock	(2,122)	(2,043)
Proceeds from the issuance of common stock	1,330	1,433
Common stock repurchased	(1,168)	(632)
Common stock purchased for deferred compensation obligations	(650)	(186)
Net cash provided by (used in) financing activities	(2,610)	(1,428)
Increase (decrease) in cash and cash equivalents	(1,144)	162
Cash and cash equivalents at beginning of period	1,360	2,499
Cash and cash equivalents at end of period	$216	$2,661

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three-month periods ended March 31, 2020 and March 31, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2020, we reported net income of $3,064 and earnings per common share of $0.39. Net income and earnings per common share for the same period of 2019 were $3,496 and $0.44, respectively. A combination of reduced interest rates and loan volume were large drivers of a $280 decrease in interest income for the first three months of 2020 compared to the same period in 2019. Interest expense on deposits and borrowings decreased $93 for the three-month period ended March 31, 2020 compared to the same period in 2019 primarily due to reduced interest rates. Net interest income decreased by $187 for the three-month period ended March 31, 2020 in comparison to the same period in 2019. The provision for loan losses increased by $754 for the three-month period ended March 31, 2020 compared to the same period in 2019, as the result of increased economic and environmental risk factors, primarily driven by COVID-19, and an increase in impaired loan reserves. Noninterest income increased $508 during the first three months of 2020 compared to the same period in 2019, primarily as a result of a gain from the redemption of a corporate owned life insurance policy. Noninterest expenses for the first three months of 2020 modestly exceeded the same period in 2019 by $145, primarily due to compensation, community relations and donation-related expenses.
As of March 31, 2020, total assets and assets under management were $1,815,904 and $2,433,157, respectively. Assets under management include loans sold and serviced of $257,285 and investment and trust assets managed by Isabella Wealth of $359,968, in addition to assets on our consolidated balance sheet. In 2020, the Bank’s investment and trust services business was re-engineered and rebranded as Isabella Wealth to enhance the client experience, build scalability and expand market awareness.
Our securities portfolio has declined $22,650 since December 31, 2019, primarily as result of the sale of AFS securities. As a result of the flat yield curve that has existed for over a year, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Loans outstanding as of March 31, 2020 totaled $1,175,936. During the first three months of 2020, gross loans decreased $10,634 which was largely driven by a decline in our agricultural loan portfolio. Total deposits increased $8,232 during the first quarter of 2020, primarily due to increases in interest bearing demand and savings deposits, and totaled $1,322,083 as of March 31, 2020. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.98% for the three months ended March 31, 2020. This compares to 3.02% for the three months ended March 31, 2019. Management has implemented various initiatives to improve our net yield on interest earning assets, which include enhanced pricing strategies related to loan and deposit products and a reduced reliance on borrowings and brokered deposits as funding sources. However, the current interest rate environment has had a negative impact on our net yields on interest earning assets and future improvement may be gradual. We are actively committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our investment and trust services, increasing our presence within our geographical footprint, and managing operating costs.
Recent Events and Legislation
Unexpected and unprecedented changes have occurred during the quarter as the result of COVID-19.  COVID-19 is a new strain of coronavirus that spreads easily from person to person.  The aggressive and persistent virus causes a respiratory disease that currently has no approved vaccine or antiviral treatment and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limits gatherings and travel, and requires workers who are not necessary to sustain or protect life to stay home.  The Michigan stay-at-home order has since been extended to May 15.  The orders, as the result of COVID-19, have led to financial stress for many businesses and workers throughout the communities we serve.

The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the PPP, which enables small businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 8-week period following the loan origination, and re-open quickly once the public health crisis ends.  The first applications for PPP funds were accepted April 3, 2020.  We are proud to facilitate SBA PPP loans to businesses throughout the communities in which we serve.
Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP.  The capital rule was issued April 9, 2020, and is effective immediately.
We have held discussions with many of our customers and they have expressed their general concern about the uncertain economic conditions, yet we believe it is premature to predict the magnitude of the impact at this point. Measures we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers who were in good standing as of March 1, 2020 can elect to defer full or partial payments for a 90-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not TDRs. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, customers, and various areas of risk; however, we are not able at this time to estimate the impact of the COVID-19 pandemic on our ongoing financial and operational results.
Reclassifications
Certain amounts reported in the interim 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.
Subsequent Events
We evaluated subsequent events after March 31, 2020 through the date the consolidated financial statements were issued for potential recognition and disclosure. Other than those noted in the Recent Events and Legislation section of this report, no subsequent events require financial statement recognition or disclosure between March 31, 2020 and the date the consolidated financial statements were issued.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
INCOME STATEMENT DATA
Interest income	$16,201	$16,849	$17,161	$16,815	$16,481
Interest expense	4,199	4,492	4,550	4,527	4,292
Net interest income	12,002	12,357	12,611	12,288	12,189
Provision for loan losses	788	(18)	193	(179)	34
Noninterest income	2,998	(725)	3,274	3,011	2,490
Noninterest expenses	10,945	10,892	10,620	10,749	10,800
Federal income tax expense (benefit)	203	(140)	630	541	349
Net income	$3,064	$898	$4,442	$4,188	$3,496
PER SHARE
Basic earnings	$0.39	$0.12	$0.56	$0.53	$0.44
Diluted earnings	$0.38	$0.11	$0.55	$0.52	$0.43
Dividends	$0.27	$0.27	$0.26	$0.26	$0.26
Tangible book value	$21.10	$20.45	$20.66	$20.17	$19.47
Quoted market value
High	$24.50	$24.80	$23.45	$23.75	$24.50
Low	$16.00	$22.25	$22.01	$22.25	$22.25
Close (1)	$18.00	$24.31	$22.30	$23.25	$23.75
Common shares outstanding (1)	7,921,291	7,910,804	7,938,234	7,918,494	7,906,078
PERFORMANCE RATIOS
Return on average total assets	0.68%	0.20%	0.98%	0.93%	0.77%
Return on average shareholders' equity	5.68%	1.66%	8.37%	8.13%	7.00%
Return on average tangible shareholders' equity	7.35%	2.18%	10.87%	10.67%	9.29%
Net interest margin yield (FTE)	2.98%	3.06%	3.13%	3.06%	3.02%
BALANCE SHEET DATA (1)
Gross loans	$1,175,936	$1,186,570	$1,191,804	$1,176,622	$1,144,832
AFS securities	$407,189	$429,839	$445,529	$470,449	$494,842
Total assets	$1,815,904	$1,814,198	$1,813,684	$1,824,592	$1,806,974
Deposits	$1,322,083	$1,313,851	$1,308,773	$1,281,418	$1,277,963
Borrowed funds	$263,171	$275,999	$277,386	$320,462	$311,684
Shareholders' equity	$215,498	$210,182	$212,376	$208,114	$202,413
Gross loans to deposits	88.95%	90.31%	91.06%	91.82%	89.58%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$257,285	$259,375	$258,873	$257,062	$259,127
Assets managed by Isabella Wealth	$359,968	$436,181	$475,574	$487,180	$475,560
Total assets under management	$2,433,157	$2,509,754	$2,548,131	$2,568,834	$2,541,661
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.59%	0.55%	0.59%	0.70%	0.64%
Nonperforming assets to total assets	0.43%	0.40%	0.42%	0.49%	0.44%
ALLL to gross loans	0.74%	0.67%	0.69%	0.68%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.87%	11.59%	11.71%	11.41%	11.20%
Tier 1 leverage	9.09%	9.01%	9.16%	9.03%	8.91%
Common equity tier 1 capital	12.72%	12.56%	12.58%	12.43%	12.45%
Tier 1 risk-based capital	12.72%	12.56%	12.58%	12.43%	12.45%
Total risk-based capital	13.41%	13.18%	13.21%	13.06%	13.12%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2020	March 31 2019	March 31 2018
INCOME STATEMENT DATA
Interest income	$16,201	$16,481	$15,121
Interest expense	4,199	4,292	3,401
Net interest income	12,002	12,189	11,720
Provision for loan losses	788	34	384
Noninterest income	2,998	2,490	2,487
Noninterest expenses	10,945	10,800	10,096
Federal income tax expense (benefit)	203	349	265
Net income	$3,064	$3,496	$3,462
PER SHARE
Basic earnings	$0.39	$0.44	$0.44
Diluted earnings	$0.38	$0.43	$0.43
Dividends	$0.27	$0.26	$0.26
Tangible book value	$21.10	$19.47	$19.16
Quoted market value
High	$24.50	$24.50	$28.25
Low	$16.00	$22.25	$26.11
Close (1)	$18.00	$23.75	$27.40
Common shares outstanding (1)	7,921,291	7,906,078	7,894,341
PERFORMANCE RATIOS
Return on average total assets	0.68%	0.77%	0.77%
Return on average shareholders' equity	5.68%	7.00%	7.11%
Return on average tangible shareholders' equity	1.84%	9.29%	9.23%
Net interest margin yield (FTE)	2.98%	3.02%	2.95%
BALANCE SHEET DATA (1)
Gross loans	$1,175,936	$1,144,832	$1,093,002
AFS securities	$407,189	$494,842	$547,762
Total assets	$1,815,904	$1,806,974	$1,799,592
Deposits	$1,322,083	$1,277,963	$1,297,868
Borrowed funds	$263,171	$311,684	$303,113
Shareholders' equity	$215,498	$202,413	$191,090
Gross loans to deposits	88.95%	89.58%	84.22%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$257,285	$259,127	$262,541
Assets managed by Isabella Wealth	$359,968	$475,560	$470,578
Total assets under management	$2,433,157	$2,541,661	$2,532,711
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.59%	0.64%	0.63%
Nonperforming assets to total assets	0.43%	0.44%	0.41%
ALLL to gross loans	0.74%	0.73%	0.75%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.87%	11.20%	10.62%
Tier 1 leverage	9.09%	8.91%	8.69%
Common equity tier 1 capital	12.72%	12.45%	12.34%
Tier 1 risk-based capital	12.72%	12.45%	12.34%
Total risk-based capital	13.41%	13.12%	13.01%
(1) At end of period

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

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,168,070	$13,254	4.54%	$1,184,449	$13,694	4.62%	$1,131,093	$12,891	4.56%
Taxable investment securities	251,797	1,489	2.37%	269,691	1,663	2.47%	319,962	1,958	2.45%
Nontaxable investment securities	152,368	1,418	3.72%	160,022	1,513	3.78%	179,887	1,687	3.75%
Fed funds sold	—	—	—%	11	—	1.46%	26	—	—%
Other	90,297	405	1.79%	55,471	375	2.70%	40,809	379	3.71%
Total earning assets	1,662,532	16,566	3.99%	1,669,644	17,245	4.13%	1,671,777	16,915	4.05%
NONEARNING ASSETS
Allowance for loan losses	(7,968)			(8,205)			(8,406)
Cash and demand deposits due from banks	21,556			20,838			19,194
Premises and equipment	26,252			26,377			27,710
Accrued income and other assets	110,786			113,383			99,758
Total assets	$1,813,158			$1,822,037			$1,810,033
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$235,161	$83	0.14%	$221,924	$78	0.14%	$236,074	$68	0.12%
Savings deposits	426,634	634	0.59%	417,623	727	0.70%	381,134	615	0.65%
Time deposits	404,717	2,074	2.05%	423,177	2,240	2.12%	436,448	2,035	1.87%
Borrowed funds	270,648	1,408	2.08%	276,574	1,447	2.09%	321,445	1,574	1.96%
Total interest bearing liabilities	1,337,160	4,199	1.26%	1,339,298	4,492	1.34%	1,375,101	4,292	1.25%
NONINTEREST BEARING LIABILITIES
Demand deposits	246,262			251,596			226,425
Other	14,130			15,359			8,878
Shareholders’ equity	215,606			215,784			199,629
Total liabilities and shareholders’ equity	$1,813,158			$1,822,037			$1,810,033
Net interest income (FTE)		$12,367			$12,753			$12,623
Net yield on interest earning assets (FTE)			2.98%			3.06%			3.02%
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

	Three Months Ended March 31, 2020 Compared to December 31, 2019 Increase (Decrease) Due to			Three Months Ended March 31, 2020 Compared to March 31, 2019 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(188)	$(252)	$(440)	$420	$(57)	$363
Taxable investment securities	(108)	(66)	(174)	(405)	(64)	(469)
Nontaxable investment securities	(72)	(23)	(95)	(256)	(13)	(269)
Other	184	(154)	30	293	(267)	26
Total changes in interest income	(184)	(495)	(679)	52	(401)	(349)
Changes in interest expense
Interest bearing demand deposits	5	—	5	—	15	15
Savings deposits	15	(108)	(93)	70	(51)	19
Time deposits	(96)	(70)	(166)	(154)	193	39
Borrowed funds	(31)	(8)	(39)	(260)	94	(166)
Total changes in interest expense	(107)	(186)	(293)	(344)	251	(93)
Net change in interest margin (FTE)	$(77)	$(309)	$(386)	$396	$(652)	$(256)
The flattening of the yield curve and recent rate reductions placed pressure on our net interest margin, and we experienced a decline in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets may not occur during the remainder of 2020.

	Average Yield / Rate for the Three-Month Periods Ended:
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Total earning assets	3.99%	4.13%	4.23%	4.15%	4.05%
Total interest bearing liabilities	1.26%	1.34%	1.35%	1.33%	1.25%
Net yield on interest earning assets (FTE)	2.98%	3.06%	3.13%	3.06%	3.02%

	Quarter to Date Net Interest Income (FTE)
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Total interest income (FTE)	$16,566	$17,245	$17,567	$17,231	$16,915
Total interest expense	4,199	4,492	4,550	4,527	4,292
Net interest income (FTE)	$12,367	$12,753	$13,017	$12,704	$12,623

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2020	2019
ALLL at beginning of period	$7,939	$8,375
Charge-offs
Commercial	4	8
Agricultural	16	—
Residential real estate	15	2
Consumer	123	128
Total charge-offs	158	138
Recoveries
Commercial	22	51
Agricultural	33	1
Residential real estate	27	27
Consumer	46	48
Total recoveries	128	127
Net loan charge-offs (recoveries)	30	11
Provision for loan losses	788	34
ALLL at end of period	$8,697	$8,398
Net loan charge-offs (recoveries) to average loans outstanding	—%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Total charge-offs	$158	$334	$143	$333	$138
Total recoveries	128	122	82	151	127
Net loan charge-offs (recoveries)	30	212	61	182	11
Net loan charge-offs (recoveries) to average loans outstanding	—%	0.02%	0.01%	0.02%	—%
Provision for loan losses	$788	$(18)	$193	$(179)	$34
Provision for loan losses to average loans outstanding	0.07%	—%	0.02%	(0.02)%	—%
ALLL	$8,697	$7,939	$8,169	$8,037	$8,398
ALLL as a % of loans at end of period	0.74%	0.67%	0.69%	0.68%	0.73%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2020. However, the COVID-19 pandemic has led to the temporary closure of businesses throughout the communities in which we serve, which has also led to increased unemployment. We increased the ALLL during the quarter as a result of increased economic and environmental risk factors, primarily driven by COVID-19. The economic impact from the COVID-19 crisis could pose significant credit risk due to the potential inability of consumer and commercial borrowers to make contractual payments. In late March 2020, we implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
The following table illustrates the two main components of the ALLL as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
ALLL
Individually evaluated for impairment	$1,309	$1,114	$1,333	$1,479	$1,509
Collectively evaluated for impairment	7,388	6,825	6,836	6,558	6,889
Total	$8,697	$7,939	$8,169	$8,037	$8,398
ALLL to gross loans
Individually evaluated for impairment	0.11%	0.09%	0.11%	0.13%	0.13%
Collectively evaluated for impairment	0.63%	0.58%	0.58%	0.55%	0.60%
Total	0.74%	0.67%	0.69%	0.68%	0.73%
The level of the ALLL is appropriate as of March 31, 2020. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.
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

	Total Past Due and Nonaccrual Loans
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Commercial	$6,180	$2,477	$3,175	$2,243	$5,299
Agricultural	4,870	4,285	4,800	6,672	6,854
Residential real estate	3,426	4,572	1,999	1,690	6,063
Consumer	366	71	162	94	152
Total	$14,842	$11,405	$10,136	$10,699	$18,368
Total past due and nonaccrual loans to gross loans	1.26%	0.96%	0.85%	0.91%	1.60%
Past due and nonaccrual status loans increased in 2020 primarily as a result of deterioration in credit quality for a small number of commercial loans. The increase did not result from the economic impact of COVID-19 or any other apparent factor. As such, we do not believe this activity to be indicative of a trend in past due levels.
We have implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more collectible. This approach has permitted certain borrowers to accept a payment structure that will allow them to continue making payments in lieu of foreclosure. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. The majority of modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of March 31, 2020 or December 31, 2019.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended March 31, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	5	1,156	1	493	6	1,649
Principal advances (payments)	—	(984)	—	(106)	—	(1,090)
Loans paid off	(13)	(1,098)	—	—	(13)	(1,098)
Transfers to OREO	—	—	(1)	(81)	(1)	(81)
March 31, 2020	114	$20,268	9	$3,849	123	$24,117

	Three Months Ended March 31, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	3	670	—	—	3	670
Principal advances (payments)	—	(340)	—	(127)	—	(467)
Loans paid off	(6)	(799)	(3)	(177)	(9)	(976)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to nonaccrual status	(2)	(626)	2	626	—	—
March 31, 2019	128	$22,305	26	$3,825	154	$26,130
The following table summarizes our TDRs as of:

	March 31, 2020			December 31, 2019
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$19,842	$493	$20,335	$20,847	$507	$21,354	$(1,019)
Past due 30-59 days	386	104	490	346	—	346	144
Past due 60-89 days	—	—	—	1	—	1	(1)
Past due 90 days or more	40	3,252	3,292	—	3,036	3,036	256
Total	$20,268	$3,849	$24,117	$21,194	$3,543	$24,737	$(620)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,136	$5,455	$66	$5,325	$5,643	$15
Commercial other	1,972	1,972	113	1,156	1,156	—
Agricultural real estate	8,816	8,816	67	9,182	9,181	12
Agricultural other	3,679	3,679	8	4,421	4,421	14
Residential real estate senior liens	4,510	4,792	898	4,641	4,923	922
Home equity lines of credit	4	304	—	12	312	—
Total TDRs	24,117	25,018	1,152	24,737	25,636	963
Other impaired loans
Commercial real estate	151	213	—	153	216	—
Commercial other	1,339	1,339	—	1,231	1,231	—
Agricultural real estate	623	673	3	699	750	—
Agricultural other	542	542	—	538	538	—
Residential real estate senior liens	775	921	154	760	907	151
Home equity lines of credit	85	85	—	73	73	—
Consumer secured	3	3	—	—	—	—
Total other impaired loans	3,518	3,776	157	3,454	3,715	151
Total impaired loans	$27,635	$28,794	$1,309	$28,191	$29,351	$1,114
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
We have implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.

Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Nonaccrual status loans	$6,913	$6,535	$6,962	$8,107	$7,260
Accruing loans past due 90 days or more	40	—	40	110	30
Total nonperforming loans	6,953	6,535	7,002	8,217	7,290
Foreclosed assets	564	456	468	513	401
Debt securities	230	230	230	230	230
Total nonperforming assets	$7,747	$7,221	$7,700	$8,960	$7,921
Nonperforming loans as a % of total loans	0.59%	0.55%	0.59%	0.70%	0.64%
Nonperforming assets as a % of total assets	0.43%	0.40%	0.42%	0.49%	0.44%
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
The following table summarizes nonaccrual loans as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Commercial	$1,643	$1,621	$1,632	$1,692	$1,931
Agricultural	4,606	4,285	4,520	5,532	4,757
Residential real estate	661	629	810	883	572
Consumer	3	—	—	—	—
Total	$6,913	$6,535	$6,962	$8,107	$7,260
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Commercial	$304	$390	$390	$450	$515
Agricultural	3,441	3,048	3,309	5,096	3,199
Residential real estate	104	105	107	109	111
Total	$3,849	$3,543	$3,806	$5,655	$3,825
We have implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2020	2019	$	%
Service charges and fees
ATM and debit card fees	$794	$685	$109	15.91%
Service charges and fees on deposit accounts	587	530	57	10.75%
Freddie Mac servicing fee	159	150	9	6.00%
Net OMSR income (loss)	(261)	12	(273)	N/M
Other fees for customer services	74	84	(10)	(11.90)%
Total service charges and fees	1,353	1,461	(108)	(7.39)%
Investment and trust advisory fees	572	677	(105)	(15.51)%
Gains from redemption of corporate owned life insurance policies	524	—	524	N/M
Earnings on corporate owned life insurance policies	182	184	(2)	(1.09)%
Net gain on sale of mortgage loans	151	93	58	62.37%
Other
Net gains on sale of AFS securities	71	—	71	N/M
All other	145	75	70	93.33%
Total other	216	75	141	188.00%
Total noninterest income	$2,998	$2,490	$508	20.40%
ATM and debit card fees fluctuate from period to period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase during the remainder of 2020 as the usage of ATM and debit cards continues to increase.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates, were the primary driver of the losses recognized during the first quarter. Income during 2020 could experience fluctuations and could vary from 2019 levels.
The decrease in investment and trust advisory fees was driven by a reduction in trust-related assets, which resulted significantly from a decline in the stock market during the first quarter of 2020. With the uncertainty in the stock market as a result of COVID-19, investment and trust advisory fees during the remainder of 2020 may not exceed 2019 levels.
We recognized a gain during the first quarter of 2020 due to the redemption of a corporate owned life insurance policy in connection with the passing of a retired executive officer.
Net gain on sale of mortgage loans fluctuates primarily as the result of a change in the amount of loans sold. The amount of loans sold can fluctuate based on balance sheet management strategies. As such, net gain on sale of mortgage loans will continue to fluctuate in comparison to 2019 during the remainder of 2020.
We are continually analyzing our AFS securities portfolio for potential sale opportunities. Securities with unrealized gains or less than desirable yields may be sold for funding and profitability purposes. During the first quarter of 2020, we identified $26,855 in securities that were desirable to be sold and recognized net gains of $71 with these sales. We anticipate taking this same approach of analyzing our AFS securities portfolio for potential sale opportunities during the remainder of 2020.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2020	2019	$	%
Compensation and benefits	$5,869	$5,722	$147	2.57%
Furniture and equipment	1,461	1,494	(33)	(2.21)%
Occupancy	867	930	(63)	(6.77)%
Other
Audit, consulting, and legal fees	433	453	(20)	(4.42)%
Donations and community relations	330	140	190	135.71%
ATM and debit card fees	323	248	75	30.24%
Marketing costs	203	142	61	42.96%
Memberships and subscriptions	199	167	32	19.16%
Director fees	182	207	(25)	(12.08)%
Loan underwriting fees	166	316	(150)	(47.47)%
FDIC insurance premiums	156	170	(14)	(8.24)%
Postage and freight	131	129	2	1.55%
Education and travel	91	157	(66)	(42.04)%
All other	534	525	9	1.71%
Total other noninterest expenses	2,748	2,654	94	3.54%
Total noninterest expenses	$10,945	$10,800	$145	1.34%
Donations and community relations increased during 2020 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve which includes an expanded footprint. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. While these discretionary contributions incurred in 2020 resulted in increased expenses, donations and community relations during the remainder of 2020 are not expected to exceed 2019 levels.
Loan underwriting fees were higher during the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs, that are no longer offered. Loan underwriting fees during 2020 are not expected to exceed 2019 levels.
Education and travel expenses fluctuate based on the timing of trainings and seminars. Beginning in mid-March of 2020, travel declined due to COVID-19 and recommendations by the Center for Disease Control to limit in-person gatherings. With the recent stay-at-home order in the State of Michigan due to COVID-19, education and travel expenses during the remainder of 2020 may decline in comparison to 2019 levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2020	December 31 2019	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$96,751	$60,572	$36,179	59.73%
AFS securities
Amortized cost of AFS securities	395,090	423,980	(28,890)	(6.81)%
Unrealized gains (losses) on AFS securities	12,099	5,859	6,240	106.50%
AFS securities	407,189	429,839	(22,650)	(5.27)%
Mortgage loans AFS	1,228	904	324	35.84%
Loans
Gross loans	1,175,936	1,186,570	(10,634)	(0.90)%
Less allowance for loan and lease losses	8,697	7,939	758	9.55%
Net loans	1,167,239	1,178,631	(11,392)	(0.97)%
Premises and equipment	25,946	26,242	(296)	(1.13)%
Corporate owned life insurance policies	27,691	28,455	(764)	(2.68)%
Accrued interest receivable	7,022	6,501	521	8.01%
Equity securities without readily determinable fair values	21,535	21,629	(94)	(0.43)%
Goodwill and other intangible assets	48,366	48,379	(13)	(0.03)%
Other assets	12,937	13,046	(109)	(0.84)%
TOTAL ASSETS	$1,815,904	$1,814,198	$1,706	0.09%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,322,083	$1,313,851	$8,232	0.63%
Borrowed funds	263,171	275,999	(12,828)	(4.65)%
Accrued interest payable and other liabilities	15,152	14,166	986	6.96%
Total liabilities	1,600,406	1,604,016	(3,610)	(0.23)%
Shareholders’ equity	215,498	210,182	5,316	2.53%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,815,904	$1,814,198	$1,706	0.09%
As shown above, total assets were relatively unchanged from December 31, 2019. Cash and cash equivalents increased as a result of the sale of AFS securities and an increase in customer deposits during the first quarter of 2020. We experienced a $10,634 decrease in loans during the first three months of 2020 which was largely driven by a decline in our agricultural loan portfolio.
The following table outlines the changes in loan balances:

	March 31 2020	December 31 2019	$ Change	% Change (unannualized)
Commercial	$695,278	$700,941	$(5,663)	(0.81)%
Agricultural	108,856	116,920	(8,064)	(6.90)%
Residential real estate	302,016	298,569	3,447	1.15%
Consumer	69,786	70,140	(354)	(0.50)%
Total	$1,175,936	$1,186,570	$(10,634)	(0.90)%

The following table displays loan balances as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Commercial	$695,278	$700,941	$708,735	$701,954	$677,554
Agricultural	108,856	116,920	118,460	120,363	123,393
Residential real estate	302,016	298,569	292,311	283,285	276,776
Consumer	69,786	70,140	72,298	71,020	67,109
Total	$1,175,936	$1,186,570	$1,191,804	$1,176,622	$1,144,832
The competition for commercial loan opportunities continues to be strong in the current interest rate environment. While we experienced a decline in this segment of the portfolio during the first quarter, we expect growth in the commercial loan portfolio during the remainder of 2020 due to our participation in the SBA PPP, in addition to continuing to provide attractive and competitive loan products. During the first quarter of 2020, and over the past 12 months, agricultural loans have declined. Residential real estate and consumer loans experienced growth over the past year and continued growth is expected during the remainder of 2020.
The following table outlines the changes in deposit balances:

	March 31 2020	December 31 2019	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$249,424	$249,152	$272	0.11%
Interest bearing demand deposits	237,392	229,865	7,527	3.27%
Savings deposits	435,207	427,215	7,992	1.87%
Certificates of deposit	358,534	365,049	(6,515)	(1.78)%
Brokered certificates of deposit	27,458	27,458	—	—%
Internet certificates of deposit	14,068	15,112	(1,044)	(6.91)%
Total	$1,322,083	$1,313,851	$8,232	0.63%
The following table displays deposit balances as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Noninterest bearing demand deposits	$249,424	$249,152	$242,179	$244,240	$229,865
Interest bearing demand deposits	237,392	229,865	230,579	228,704	236,997
Savings deposits	435,207	427,215	409,930	378,988	385,617
Certificates of deposit	358,534	365,049	357,984	359,945	361,716
Brokered certificates of deposit	27,458	27,458	52,744	57,773	50,273
Internet certificates of deposit	14,068	15,112	15,357	11,768	13,495
Total	$1,322,083	$1,313,851	$1,308,773	$1,281,418	$1,277,963
Total deposits have steadily increased over the past 12 months with significant growth in non-contractual deposits, such as noninterest bearing demand and savings deposits. This trend is anticipated to continue during the remainder of 2020 as the financial markets continue to exhibit significant signs of instability. We experienced fluctuations in certificates of deposit over the past year while brokered certificates of deposit have significantly declined. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2019, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit.

The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include providing earnings and liquidity while managing our overall exposure to changes in interest rates. The current flat yield curve encourages using excess funds to reduce higher-cost borrowings and therefore, AFS securities balances are not expected to rise significantly in the near term as a result of the current interest rate environment. The following table displays fair values of AFS securities as of:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Government sponsored enterprises	$—	$—	$—	$160	$165
States and political subdivisions	163,116	169,752	175,575	176,742	191,266
Auction rate money market preferred	2,726	3,119	3,089	2,849	2,819
Mortgage-backed securities	126,554	140,204	150,120	173,340	181,138
Collateralized mortgage obligations	114,793	116,764	116,745	117,358	119,454
Total	$407,189	$429,839	$445,529	$470,449	$494,842
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

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
FHLB advances	$235,000	$245,000	$245,000	$295,000	$280,000
Securities sold under agreements to repurchase without stated maturity dates	28,171	30,999	32,386	25,462	29,824
Federal funds purchased	—	—	—	—	1,860
Total	$263,171	$275,999	$277,386	$320,462	$311,684
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 69,907 shares or $1,330 of common stock during the first three months of 2020, as compared to 61,405 shares or $1,433 of common stock during the same period in 2019. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $123 and $131 during the three-month periods ended March 31, 2020 and March 31, 2019, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 59,420 shares or $1,168 of common stock during the first three months of 2020 and 26,296 shares or $632 during the first three months of 2019. As of March 31, 2020, we were authorized to repurchase up to an additional 188,486 shares of common stock.
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
The common equity tier 1 capital ratio has a minimum requirement of 4.50%. The minimum standard for primary, or Tier 1 capital is 6.00% and the minimum standard for total capital is 8.00%. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. The following table sets forth these requirements and our ratios as of:

	March 31, 2020			December 31, 2019
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.72%	7.00%	6.50%	12.56%	7.000%	6.50%
Tier 1 capital	12.72%	8.50%	8.00%	12.56%	8.500%	8.00%
Total capital	13.41%	10.50%	10.00%	13.18%	10.500%	10.00%
Tier 1 leverage	9.09%	4.00%	5.00%	9.01%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At March 31, 2020, the Bank exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $310,622 or 17.11% of assets as of March 31, 2020, compared to $291,190 or 16.05% as of December 31, 2019. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2020, we had available lines of credit of $140,121.

Our stress testing of liquidity increased and our liquidity position strengthened at the end of the first quarter of 2020 as the COVID-19 crisis ensued. The following table outlines our total cash and liquidity as of:

March 31 2020
Total cash and cash equivalents	$96,751
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	30,319
FRB Discount Window	11,802
Other lines of credit	5,000
Total available lines of credit	140,121
Unencumbered lendable value of FRB collateral, estimated[1]	170,000
Total cash and liquidity	$406,872

(1)	Includes estimated unencumbered lendable value of FHLB collateral of $120,000
The following table summarizes our sources and uses of cash for the three-month period ended March 31:

	2020	2019	$ Variance
Net cash provided by (used in) operating activities	$3,394	$3,076	$318
Net cash provided by (used in) investing activities	39,991	(11,095)	51,086
Net cash provided by (used in) financing activities	(7,206)	(44,773)	37,567
Increase (decrease) in cash and cash equivalents	36,179	(52,792)	88,971
Cash and cash equivalents January 1	60,572	73,471	(12,899)
Cash and cash equivalents March 31	$96,751	$20,679	$76,072
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
For further information regarding fair value measurements see “Note 10 – Fair Value” of our interim condensed consolidated financial statements.

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
Gap analysis, the secondary method to measure IRR, measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans may have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of home sales, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.
Our primary market risk exposure with the onset of the COVID-19 crisis is uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. SBA PPP loans and FRB PPP Lending Facility borrowings are new instruments and have payment characteristics that are still uncertain. In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of businesses and lost wages.  Under these programs, borrowers who were in good standing as of March 1, 2020 can elect to defer full or partial payments for a 90-day period. Our expectations regarding loan payments after the 90-day period is uncertain. Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
Other than the addition of risk related to COVID-19, as described below, there have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic may adversely affect our business
Unexpected and unprecedented changes have occurred during the quarter as the result of COVID-19.  COVID-19 is a new strain of coronavirus that spreads easily from person to person.  The aggressive and persistent virus causes a respiratory disease that currently has no approved vaccine or antiviral treatment and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limits gatherings and travel, and requires workers who are not necessary to sustain or protect life to stay home.  The Michigan stay-at-home order has since been extended to May 15.  The orders have led to financial stress for many businesses and workers throughout the communities we serve.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, customers, vendors and various areas of risk. Other areas of risk include, but are not limited to, cybersecurity, credit, interest rate, litigation and risk related to vendor services. With the uncertainty created by COVID-19, we are not able at this time to estimate the impact of the COVID-19 pandemic on our ongoing financial and operational results.
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
The following table provides information for the three-month period ended March 31, 2020, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				247,906
January 1 - 31	3,973	$24.16	3,973	243,933
February 1 - 29	3,322	24.08	3,322	240,611
March 1 -31	52,125	19.01	52,125	188,486
Balance, March 31	59,420	$19.64	59,420	188,486

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

Isabella Bank Corporation

Date:	April 29, 2020	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2020	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)