Form 10-Q
period 2020-06-30
ISABELLA BANK Corp
filed 2020-07-31
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,978,097 as of July 28, 2020.

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

ACL: Allowance for credit losses	GAAP: U.S. generally accepted accounting principles
AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest rate risk
AOCI: Accumulated other comprehensive income	ISDA: International Swaps and Derivatives Association
ASC: FASB Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
BHC Act: Bank Holding Company Act of 1956	NAV: Net asset value
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	NSF: Non-sufficient funds
CECL: Current expected credit losses	OCI: Other comprehensive income (loss)
CFPB: Consumer Financial Protection Bureau	OMSR: Originated mortgage servicing rights
CIK: Central Index Key	OREO: Other real estate owned
COVID-19: Coronavirus disease 2019	OTTI: Other-than-temporary impairment
CRA: Community Reinvestment Act	PBO: Projected benefit obligation
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
DIFS: Department of Insurance and Financial Services	PPP: Paycheck Protection Program
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	Rabbi Trust: A trust established to fund our Directors Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
Exchange Act: Securities Exchange Act of 1934	SBA: Small Business Administration
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
Freddie Mac: Federal Home Loan Mortgage Corporation	Yield Curve: U.S. Treasury Yield Curve
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2020	December 31 2019
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$23,999	$20,311
Interest bearing balances due from banks	85,385	40,261
Total cash and cash equivalents	109,384	60,572
AFS securities, at fair value	380,414	429,839
Mortgage loans AFS	5,451	904
Loans
Commercial	799,632	700,941
Agricultural	103,162	116,920
Residential real estate	307,926	298,569
Consumer	73,665	70,140
Gross loans	1,284,385	1,186,570
Less allowance for loan and lease losses	8,877	7,939
Net loans	1,275,508	1,178,631
Premises and equipment	25,742	26,242
Corporate owned life insurance policies	28,001	28,455
Accrued interest receivable	7,715	6,501
Equity securities without readily determinable fair values	21,660	21,629
Goodwill and other intangible assets	48,353	48,379
Other assets	10,999	13,046
TOTAL ASSETS	$1,913,227	$1,814,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$340,321	$249,152
Interest bearing demand deposits	263,567	229,865
Certificates of deposit under $250 and other savings	746,195	739,023
Certificates of deposit over $250	90,595	95,811
Total deposits	1,440,678	1,313,851
Borrowed funds	236,268	275,999
Accrued interest payable and other liabilities	16,290	14,166
Total liabilities	1,693,236	1,604,016
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,977,019 shares (including 58,690 shares held in the Rabbi Trust) in 2020 and 7,910,804 shares (including 27,069 shares held in the Rabbi Trust) in 2019	141,701	141,069
Shares to be issued for deferred compensation obligations	4,822	5,043
Retained earnings	65,101	62,099
Accumulated other comprehensive income (loss)	8,367	1,971
Total shareholders’ equity	219,991	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,913,227	$1,814,198

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest income
Loans, including fees	$13,297	$13,587	$26,551	$26,478
AFS securities
Taxable	1,352	1,873	2,841	3,831
Nontaxable	986	1,207	2,039	2,460
Federal funds sold and other	234	148	639	527
Total interest income	15,869	16,815	32,070	33,296
Interest expense
Deposits	2,247	2,865	5,038	5,583
Borrowings	1,318	1,662	2,726	3,236
Total interest expense	3,565	4,527	7,764	8,819
Net interest income	12,304	12,288	24,306	24,477
Provision for loan losses	105	(179)	893	(145)
Net interest income after provision for loan losses	12,199	12,467	23,413	24,622
Noninterest income
Service charges and fees	1,386	1,540	2,739	3,001
Wealth management fees	656	780	1,228	1,457
Gains from redemption of corporate owned life insurance policies	349	—	873	—
Net gain on sale of mortgage loans	466	116	617	209
Earnings on corporate owned life insurance policies	189	201	371	374
Other	200	374	416	449
Total noninterest income	3,246	3,011	6,244	5,490
Noninterest expenses
Compensation and benefits	5,793	5,957	11,662	11,679
Furniture and equipment	1,431	1,409	2,892	2,903
Occupancy	912	834	1,779	1,764
Other	2,564	2,549	5,312	5,192
Total noninterest expenses	10,700	10,749	21,645	21,538
Income before federal income tax expense	4,745	4,729	8,012	8,574
Federal income tax expense	558	541	761	890
NET INCOME	$4,187	$4,188	$7,251	$7,684
Earnings per common share
Basic	$0.53	$0.53	$0.91	$0.97
Diluted	$0.52	$0.52	$0.90	$0.95
Cash dividends per common share	$0.27	$0.26	$0.54	$0.52

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$4,187	$4,188	$7,251	$7,684
Unrealized gains (losses) on AFS securities arising during the period	2,059	4,876	8,370	10,830
Reclassification adjustment for net (gains) losses included in net income	—	—	(71)	—
Tax effect (1)	(379)	(1,018)	(1,772)	(2,213)
Unrealized gains (losses) on AFS securities, net of tax	1,680	3,858	6,527	8,617
Unrealized gains (losses) on derivative instruments arising during the period	(29)	(127)	(165)	(208)
Tax effect (1)	6	26	34	43
Unrealized gains (losses) on derivative instruments, net of tax	(23)	(101)	(131)	(165)
Other comprehensive income (loss), net of tax	1,657	3,757	6,396	8,452
Comprehensive income (loss)	$5,844	$7,945	$13,647	$16,136

(1)	See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	7,684	8,452	16,136
Issuance of common stock	104,598	2,436	—	—	—	2,436
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	271	—	—	271
Common stock purchased for deferred compensation obligations	—	(816)	—	—	—	(816)
Common stock repurchased pursuant to publicly announced repurchase plan	(57,073)	(1,339)	—	—	—	(1,339)
Cash dividends paid ($0.52 per common share)	—	—	—	(4,093)	—	(4,093)
Balance, June 30, 2019	7,918,494	$140,965	$5,434	$60,948	$767	$208,114
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	7,251	6,396	13,647
Issuance of common stock	127,216	2,343	—	—	—	2,343
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	454	(454)	—	—	—
Share-based payment awards under equity compensation plan	—	—	233	—	—	233
Common stock purchased for deferred compensation obligations	—	(970)	—	—	—	(970)
Common stock repurchased pursuant to publicly announced repurchase plan	(61,001)	(1,195)	—	—	—	(1,195)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,249)	—	(4,249)
Balance, June 30, 2020	7,977,019	$141,701	$4,822	$65,101	$8,367	$219,991

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2020	2019
OPERATING ACTIVITIES
Net income	$7,251	$7,684
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(31)	(76)
Provision for loan losses	893	(145)
Depreciation	1,319	1,476
Amortization of OMSR	302	118
Amortization of acquisition intangibles	26	38
Net amortization of AFS securities	925	882
Net gains on sale of AFS securities	(71)	—
Net gain on sale of mortgage loans	(617)	(209)
OMSR impairment loss	316	44
Net gains on foreclosed assets	(43)	(11)
Increase in cash value of corporate owned life insurance policies, net of expenses	(233)	(357)
Gains from redemption of corporate owned life insurance policies	(873)	—
Share-based payment awards under equity compensation plan	233	271
Origination of loans held-for-sale	(49,092)	(14,110)
Proceeds from loan sales	45,162	13,305
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,214)	735
Other assets	1,686	1,700
Accrued interest payable and other liabilities	667	756
Net cash provided by (used in) operating activities	6,606	12,101
INVESTING ACTIVITIES
Activity in AFS securities
Sales	26,855	—
Maturities, calls, and principal payments	47,027	43,296
Purchases	(17,012)	(8,963)
Net loan principal (originations) collections	(98,131)	(48,585)
Proceeds from sales of foreclosed assets	84	330
Purchases of premises and equipment	(819)	(615)
Purchases of corporate owned life insurance policies	(625)	—
Proceeds from redemption of corporate owned life insurance policies	2,185	—
Funding of low income housing tax credit investments	(383)	(149)
Net cash provided by (used in) investing activities	(40,819)	(14,686)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposits	126,827	(11,275)
Net increase (decrease) in borrowed funds	(39,731)	(19,837)
Cash dividends paid on common stock	(4,249)	(4,093)
Proceeds from issuance of common stock	2,343	2,436
Common stock repurchased	(1,195)	(1,339)
Common stock purchased for deferred compensation obligations	(970)	(816)
Net cash provided by (used in) financing activities	83,025	(34,924)
Increase (decrease) in cash and cash equivalents	48,812	(37,509)
Cash and cash equivalents at beginning of period	60,572	73,471
Cash and cash equivalents at end of period	$109,384	$35,962
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,957	$8,760
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$361	$477

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
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
ASU No. 2018-15: “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
In August 2018, ASU No. 2018-15 was issued and provided guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) for entities that are a customer in a hosting arrangement that is a service contract. The guidance also provided clarification on requirements to capitalize implementation costs and the required accounting for expenses related to capitalization of implementation costs.
The new authoritative guidance was effective January 1, 2020. We will review arrangements entered into prospectively. These changes are not expected to have a significant impact on our operating results or financial statement disclosures.
Pending
ASU No. 2016-13: “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended
In June 2016, ASU No. 2016-13 was issued and updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost which include loans, trade receivables, and any other financial assets with the contractual right to receive cash. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Under the incurred loss approach, entities are limited to a probable initial recognition threshold when credit losses are measured; an entity generally only considers past events and current conditions in measuring the incurred loss.

Under the new guidance, the incurred loss impairment methodology is replaced with a methodology that reflects current expected credit losses (CECL). This methodology requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances which applies to assets measured either collectively or individually.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was originally effective for interim and annual periods beginning after December 15, 2019. Effective October 16, 2019, the FASB approved and issued changes to the implementation date of this guidance for some filers. As a small reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date; currently we have no plans for early adoption. This guidance may have a significant impact on the results of our operations and financial statement disclosures as well as that of the banking industry as a whole.
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until our implementation date. An internal committee was formed and is accountable for timely and accurate adoption of the guidance. A service provider that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions has been engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We will run parallel processes which will help to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
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
Disclosure additions include 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Clarification items relate to 1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and 2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.
The new authoritative guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted, and will likely impact our financial statement disclosures.

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$141,246	$5,539	$—	$146,785
Auction rate money market preferred	3,200	—	221	2,979
Mortgage-backed securities	115,224	3,805	—	119,029
Collateralized mortgage obligations	106,586	5,035	—	111,621
Total	$366,256	$14,379	$221	$380,414

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$165,005	$4,747	$—	$169,752
Auction rate money market preferred	3,200	—	81	3,119
Mortgage-backed securities	139,831	933	560	140,204
Collateralized mortgage obligations	115,944	1,007	187	116,764
Total	$423,980	$6,687	$828	$429,839
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2020 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$19,603	$65,321	$30,558	$25,764	$—	$141,246
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	115,224	115,224
Collateralized mortgage obligations	—	—	—	—	106,586	106,586
Total amortized cost	$19,603	$65,321	$30,558	$25,764	$225,010	$366,256
Fair value	$19,738	$67,281	$32,133	$27,633	$233,629	$380,414
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Proceeds from sales of AFS securities	$—	$—	$26,855	$—
Realized gains (losses)	$—	$—	$71	$—
Applicable income tax expense (benefit)	$—	$—	$15	$—

The following information pertains to AFS securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2020
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Auction rate money market preferred	$—	$—	$221	$2,979	221
Number of securities in an unrealized loss position:		—		2	2

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Auction rate money market preferred	$—	$—	$81	$3,119	$81
Mortgage-backed securities	3	3,974	557	49,701	560
Collateralized mortgage obligations	43	20,262	144	13,309	187
Total	$46	$24,236	$782	$66,129	$828
Number of securities in an unrealized loss position:		9		19	28
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of June 30, 2020 and December 31, 2019, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of June 30, 2020 or December 31, 2019, with the exception of one municipal bond previously identified which had no activity during the period.

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
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual term of the loan. In all cases, a loan is placed in nonaccrual status at an earlier date if collection of principal or interest is considered doubtful.
When a loan is placed in nonaccrual status, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2020. However, the COVID-19 pandemic led to temporary closures of businesses throughout the communities in which we serve, which also led to increased unemployment. Therefore, we increased the ALLL during the first six months of 2020 to account for inherent risk of probable losses within the loan portfolio as of June 30, 2020. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2020	$2,375	$490	$1,717	$961	$3,154	$8,697
Charge-offs	(1)	(6)	—	(59)	—	(66)
Recoveries	30	2	39	70	—	141
Provision for loan losses	(283)	(130)	(563)	(147)	1,228	105
June 30, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877

	Allowance for Loan Losses
	Six Months Ended June 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(5)	(22)	(15)	(182)	—	(224)
Recoveries	52	35	66	116	—	269
Provision for loan losses	160	(291)	(905)	(31)	1,960	893
June 30, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$63	$63	$824	$—	$—	$950
Collectively evaluated for impairment	2,058	293	369	825	4,382	7,927
Total	$2,121	$356	$1,193	$825	$4,382	$8,877
Loans
Individually evaluated for impairment	$8,235	$13,191	$4,926	$—		$26,352
Collectively evaluated for impairment	791,397	89,971	303,000	73,665		1,258,033
Total	$799,632	$103,162	$307,926	$73,665		$1,284,385

	Allowance for Loan Losses
	Three Months Ended June 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2019	$2,248	$775	$2,305	$891	$2,179	$8,398
Charge-offs	(105)	(59)	(94)	(75)	—	(333)
Recoveries	22	—	91	38	—	151
Provision for loan losses	(85)	(104)	(420)	73	357	(179)
June 30, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037

	Allowance for Loan Losses
	Six Months Ended June 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(113)	(59)	(96)	(203)	—	(471)
Recoveries	73	1	118	86	—	278
Provision for loan losses	(443)	(105)	(132)	187	348	(145)
June 30, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$15	$26	$1,073	$—	$—	$1,114
Collectively evaluated for impairment	1,899	608	974	922	2,422	6,825
Total	$1,914	$634	$2,047	$922	$2,422	$7,939
Loans
Individually evaluated for impairment	$7,865	$14,840	$5,486	$—		$28,191
Collectively evaluated for impairment	693,076	102,080	293,083	70,140		1,158,379
Total	$700,941	$116,920	$298,569	$70,140		$1,186,570
The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	June 30, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	3,004	18,584	—	21,588	836	13	849	22,437
3 - High satisfactory	90,236	65,092	46,767	202,095	16,983	5,528	22,511	224,606
4 - Low satisfactory	385,803	147,480	—	533,283	32,165	18,466	50,631	583,914
5 - Special mention	17,843	9,346	—	27,189	12,528	2,865	15,393	42,582
6 - Substandard	7,126	6,984	—	14,110	6,763	3,359	10,122	24,232
7 - Vulnerable	28	1,339	—	1,367	2,916	552	3,468	4,835
8 - Doubtful	—	—	—	—	188	—	188	188
9 - Loss	—	—	—	—	—	—	—	—
Total	$504,040	$248,825	$46,767	$799,632	$72,379	$30,783	$103,162	$902,794

	December 31, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$390	$—	$390	$—	$—	$—	$390
2 - High quality	2,582	8,844	—	11,426	1,452	99	1,551	12,977
3 - High satisfactory	109,737	42,858	35,523	188,118	16,765	6,769	23,534	211,652
4 - Low satisfactory	377,198	94,847	—	472,045	42,798	20,861	63,659	535,704
5 - Special mention	15,372	3,470	—	18,842	7,165	3,754	10,919	29,761
6 - Substandard	4,874	3,625	—	8,499	9,136	3,836	12,972	21,471
7 - Vulnerable	390	1,231	—	1,621	2,711	1,574	4,285	5,906
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$510,153	$155,265	$35,523	$700,941	$80,027	$36,893	$116,920	$817,861

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$51	$46	$53	$28	$178	$503,862	$504,040
Commercial other	220	249	—	1,339	1,808	247,017	248,825
Advances to mortgage brokers	—	—	—	—	—	46,767	46,767
Total commercial	271	295	53	1,367	1,986	797,646	799,632
Agricultural
Agricultural real estate	799	—	—	3,104	3,903	68,476	72,379
Agricultural other	—	—	—	552	552	30,231	30,783
Total agricultural	799	—	—	3,656	4,455	98,707	103,162
Residential real estate
Senior liens	74	—	—	184	258	270,436	270,694
Junior liens	3	—	—	—	3	4,715	4,718
Home equity lines of credit	11	—	—	112	123	32,391	32,514
Total residential real estate	88	—	—	296	384	307,542	307,926
Consumer
Secured	14	27	—	—	41	70,311	70,352
Unsecured	4	—	—	—	4	3,309	3,313
Total consumer	18	27	—	—	45	73,620	73,665
Total	$1,176	$322	$53	$5,319	$6,870	$1,277,515	$1,284,385

	December 31, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$139	$30	$—	$390	$559	$509,594	$510,153
Commercial other	531	156	—	1,231	1,918	153,347	155,265
Advances to mortgage brokers	—	—	—	—	—	35,523	35,523
Total commercial	670	186	—	1,621	2,477	698,464	700,941
Agricultural
Agricultural real estate	—	—	—	2,711	2,711	77,316	80,027
Agricultural other	—	—	—	1,574	1,574	35,319	36,893
Total agricultural	—	—	—	4,285	4,285	112,635	116,920
Residential real estate
Senior liens	3,463	258	—	557	4,278	253,894	258,172
Junior liens	65	—	—	—	65	5,766	5,831
Home equity lines of credit	157	—	—	72	229	34,337	34,566
Total residential real estate	3,685	258	—	629	4,572	293,997	298,569
Consumer
Secured	68	—	—	—	68	66,547	66,615
Unsecured	3	—	—	—	3	3,522	3,525
Total consumer	71	—	—	—	71	70,069	70,140
Total	$4,426	$444	$—	$6,535	$11,405	$1,175,165	$1,186,570
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

The following is a summary of impaired loans as of:

	June 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$1,045	$1,287	$63	$517	$635	$15
Agricultural real estate	2,201	2,251	61	1,509	1,509	12
Agricultural other	1,355	1,355	2	1,355	1,355	14
Residential real estate senior liens	4,814	5,242	824	5,401	5,830	1,073
Total impaired loans with a valuation allowance	9,415	10,135	950	8,782	9,329	1,114
Impaired loans without a valuation allowance
Commercial real estate	3,930	4,004		4,961	5,224
Commercial other	3,260	3,260		2,387	2,387
Agricultural real estate	7,689	7,689		8,372	8,422
Agricultural other	1,946	1,946		3,604	3,604
Home equity lines of credit	112	112		85	385
Total impaired loans without a valuation allowance	16,937	17,011		19,409	20,022
Impaired loans
Commercial	8,235	8,551	63	7,865	8,246	15
Agricultural	13,191	13,241	63	14,840	14,890	26
Residential real estate	4,926	5,354	824	5,486	6,215	1,073
Total impaired loans	$26,352	$27,146	$950	$28,191	$29,351	$1,114

The following is a summary of impaired loans for the:

	Three Months Ended June 30
	2020		2019
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$1,085	$21	$2,497	$7
Commercial other	460	—	11	—
Agricultural real estate	2,224	26	951	57
Agricultural other	1,355	20	641	9
Residential real estate senior liens	5,050	49	6,439	19
Residential real estate junior liens	—	—	12	—
Total impaired loans with a valuation allowance	10,174	116	10,551	92
Impaired loans without a valuation allowance
Commercial real estate	4,046	60	3,985	21
Commercial other	2,826	32	2,751	13
Agricultural real estate	7,441	87	7,307	58
Agricultural other	2,406	56	4,833	86
Home equity lines of credit	101	(1)	34	—
Consumer secured	2	—	8	—
Total impaired loans without a valuation allowance	16,822	234	18,918	178
Impaired loans
Commercial	8,417	113	9,244	41
Agricultural	13,426	189	13,732	210
Residential real estate	5,151	48	6,485	19
Consumer	2	—	8	—
Total impaired loans	$26,996	$350	$29,469	$270

	Six Months Ended June 30
	2020		2019
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$951	$46	$2,952	$56
Commercial other	460	6	11	—
Agricultural real estate	2,051	50	671	63
Agricultural other	1,355	42	343	9
Residential real estate senior liens	5,197	104	6,561	87
Residential real estate junior liens	—	—	12	—
Total impaired loans with a valuation allowance	10,014	248	10,550	215
Impaired loans without a valuation allowance
Commercial real estate	4,304	119	3,636	74
Commercial other	2,608	47	2,861	34
Agricultural real estate	7,612	146	7,465	65
Agricultural other	2,821	63	5,460	156
Home equity lines of credit	94	5	38	6
Consumer secured	2	—	8	—
Total impaired loans without a valuation allowance	17,441	380	19,468	335
Impaired loans
Commercial	8,323	218	9,460	164
Agricultural	13,839	301	13,939	293
Residential real estate	5,291	109	6,611	93
Consumer	2	—	8	—
Total impaired loans	$27,455	$628	$30,018	$550
As a result of line of credit agreements with borrowers, we had committed to advance $331 and $175 in additional funds to be disbursed in connection with impaired loans as of June 30, 2020 and December 31, 2019, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession is not granted.

•	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended June 30
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	1	$37	$37
Agricultural other	2	1,768	1,768	1	1,311	1,311
Total	2	$1,768	$1,768	2	$1,348	$1,348

	Six Months Ended June 30
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$963	$963	2	$184	$184
Agricultural other	4	2,361	2,361	3	1,834	1,834
Residential real estate	2	93	93	—	—	—
Total	8	$3,417	$3,417	5	$2,018	$2,018
The following is a summary of concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30
	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	—	$—	1	$37
Agricultural other	—	—	2	1,768	—	—	1	1,311
Total	—	$—	2	$1,768	—	$—	2	$1,348

	Six Months Ended June 30
	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$919	1	$44	—	$—	2	$184
Agricultural other	—	—	4	2,361	—	—	3	1,834
Residential real estate	—	—	2	93	—	—	—	—
Total	1	$919	7	$2,498	—	$—	5	$2,018
We did not restructure any loans by forgiving principal or accrued interest in the three and six-month periods ended June 30, 2020 or 2019.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six-month periods ended June 30, 2020 and June 30, 2019 which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	June 30 2020	December 31 2019
TDRs	$23,185	$24,737
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days. Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs.
Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB advances	$205,000	2.25%	$245,000	2.32%
Securities sold under agreements to repurchase without stated maturity dates	31,268	0.09%	30,999	0.09%
Total	$236,268	1.96%	$275,999	2.07%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
Fixed rate due 2020	$15,000	1.75%	$55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	0.69%	10,000	2.20%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	45,000	2.97%
Fixed rate due 2024	55,000	2.68%	55,000	2.68%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$205,000	2.25%	$245,000	2.32%

(1)	Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $31,291 and $31,020 at June 30, 2020 and December 31, 2019, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three and six-month periods ended June 30, 2020 and June 30, 2019.

A summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased was as follows for the:

	Three Months Ended June 30
	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$32,319	$31,036	0.10%	$26,761	$26,569	0.09%
Federal funds purchased	$—	$—	—%	$7,070	$1,982	2.65%

	Six Months Ended June 30
	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$32,319	$30,980	0.10%	$37,441	$30,755	0.04%
Federal funds purchased	$—	$—	—%	$7,070	$1,224	1.71%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2020	December 31 2019
Pledged to secure borrowed funds	$344,529	$368,310
Pledged to secure repurchase agreements	31,291	31,020
Pledged for public deposits and for other purposes necessary or required by law	41,497	59,537
Total	$417,317	$458,867
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2020	December 31 2019
States and political subdivisions	$14,173	$31,020
Mortgage-backed securities	9,852	—
Collateralized mortgage obligations	7,266	—
Total	$31,291	$31,020
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2020, we had the ability to borrow up to an additional $144,495, based on assets pledged as collateral. We had no investment securities that were restricted from being pledged for specific purposes.
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

The following tables provide information on derivatives related to variable rate borrowings as of:

	June 30, 2020
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	0.8	$10,000	Other liabilities	$(98)

	December 31, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.3	$10,000	Other assets	$67
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Average number of common shares outstanding for basic calculation	7,924,318	7,910,512	7,927,298	7,895,610
Average potential effect of common shares in the Directors Plan (1)	144,430	179,364	154,177	189,355
Average number of common shares outstanding used to calculate diluted earnings per common share	8,068,748	8,089,876	8,081,475	8,084,965
Net income	$4,187	$4,188	$7,251	$7,684
Earnings per common share
Basic	$0.53	$0.53	$0.91	$0.97
Diluted	$0.52	$0.52	$0.90	$0.95

(1)	Exclusive of shares held in the Rabbi Trust

Note 7 – Restricted Stock Plan
On June 24, 2020 we adopted the RSP, an equity-based bonus plan. The primary purpose of the plan is to promote our growth and profitability by attracting and retaining executive officers and key employees of outstanding competence through ownership of equity that provides them with incentives to achieve corporate objectives. In connection with the adoption of the RSP, the Isabella Bank Corporation Stock Award Incentive Plan was terminated.
Under the RSP, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Corporation's President and CEO, CFO and the Bank's President. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors.
Also on June 24, 2020, we made initial grants under the RSP to eligible employees listed above. All Grant Agreements contain vesting conditions and clawback provisions. As of June 30, 2020, we did not believe the achievement of the targets specified in an award pursuant to the RSP to be probable and therefore, did not recognize any compensation expense pursuant to the RSP.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Audit, consulting, and legal fees	$498	$453	$931	$906
ATM and debit card fees	328	298	651	546
Marketing costs	265	171	468	313
Donations and community relations	105	190	435	330
Loan underwriting fees	212	168	378	484
Director fees	177	190	359	397
Memberships and subscriptions	159	176	358	343
FDIC insurance premiums	144	162	300	332
Postage and freight	121	121	252	250
All other	555	620	1,180	1,291
Total other noninterest expenses	$2,564	$2,549	$5,312	$5,192
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Income taxes at statutory rate	$997	$994	$1,683	$1,801
Effect of nontaxable income
Interest income on tax exempt municipal securities	(191)	(236)	(394)	(480)
Earnings on corporate owned life insurance policies	(113)	(43)	(261)	(79)
Other	(4)	(4)	(8)	(8)
Total effect of nontaxable income	(308)	(283)	(663)	(567)
Effect of nondeductible expenses	3	7	7	13
Effect of tax credits	(134)	(177)	(266)	(357)
Federal income tax expense	$558	$541	$761	$890

Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2020				2019
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$9,459	$(54)	$(2,695)	$6,710	$(441)	$192	$(2,741)	$(2,990)
OCI before reclassifications	2,059	(29)	—	2,030	4,876	(127)	—	4,749
Tax effect	(379)	6	—	(373)	(1,018)	26	—	(992)
OCI, net of tax	1,680	(23)	—	1,657	3,858	(101)	—	3,757
Balance, June 30	$11,139	$(77)	$(2,695)	$8,367	$3,417	$91	$(2,741)	$767

	Six Months Ended June 30
	2020				2019
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$4,612	$54	$(2,695)	$1,971	$(5,200)	$256	$(2,741)	$(7,685)
OCI before reclassifications	8,370	(165)	—	8,205	10,830	(208)	—	10,622
Amounts reclassified from AOCI	(71)	—	—	(71)	—	—	—	—
Subtotal	8,299	(165)	—	8,134	10,830	(208)	—	10,622
Tax effect	(1,772)	34	—	(1,738)	(2,213)	43	—	(2,170)
OCI, net of tax	6,527	(131)	—	6,396	8,617	(165)	—	8,452
Balance, June 30	$11,139	$(77)	$(2,695)	$8,367	$3,417	$91	$(2,741)	$767
Included in OCI for the three and six-month periods ended June 30, 2020 and June 30, 2019 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$253	$1,806	$2,059	$30	$4,846	$4,876
Tax effect	—	(379)	(379)	—	(1,018)	(1,018)
Unrealized gains (losses), net of tax	$253	$1,427	$1,680	$30	$3,828	$3,858

	Six Months Ended June 30
	2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(140)	$8,510	$8,370	$295	$10,535	$10,830
Reclassification adjustment for net (gains) losses included in net income	—	(71)	(71)	—	—	—
Net unrealized gains (losses)	(140)	8,439	8,299	295	10,535	10,830
Tax effect	—	(1,772)	(1,772)	—	(2,213)	(2,213)
Unrealized gains (losses), net of tax	$(140)	$6,667	$6,527	$295	$8,322	$8,617
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
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	22%
		Equipment	20% - 40%	30%
Discounted value	$18,073	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	25%

	December 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	22%
		Equipment	20% - 40%	32%
Discounted value	$19,135	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	28%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$109,384	$109,384	$109,384	$—	$—
Mortgage loans AFS	5,451	5,523	—	5,523	—
Gross loans	1,284,385	1,284,003	—	—	1,284,003
Less allowance for loan and lease losses	8,877	8,877	—	—	8,877
Net loans	1,275,508	1,275,126	—	—	1,275,126
Accrued interest receivable	7,715	7,715	7,715	—	—
Equity securities without readily determinable fair values (1)	21,660	N/A	—	—	—
OMSR	1,914	1,914	—	1,914	—
LIABILITIES
Deposits without stated maturities	1,062,055	1,062,055	1,062,055	—	—
Deposits with stated maturities	378,623	387,322	—	387,322	—
Borrowed funds	236,268	245,093	—	245,093	—
Accrued interest payable	667	667	667	—	—

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$60,572	$60,572	$60,572	$—	$—
Mortgage loans AFS	904	925	—	925	—
Gross loans	1,186,570	1,170,370	—	—	1,170,370
Less allowance for loan and lease losses	7,939	7,939	—	—	7,939
Net loans	1,178,631	1,162,431	—	—	1,162,431
Accrued interest receivable	6,501	6,501	6,501	—	—
Equity securities without readily determinable fair values (1)	21,629	N/A	—	—	—
OMSR	2,264	2,264	—	2,264	—
LIABILITIES
Deposits without stated maturities	906,232	906,232	906,232	—	—
Deposits with stated maturities	407,619	409,600	—	409,600	—
Borrowed funds	275,999	278,761	—	278,761	—
Accrued interest payable	860	860	860	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
States and political subdivisions	$146,785	$—	$146,785	$—	$169,752	$—	$169,752	$—
Auction rate money market preferred	2,979	—	2,979	—	3,119	—	3,119	—
Mortgage-backed securities	119,029	—	119,029	—	140,204	—	140,204	—
Collateralized mortgage obligations	111,621	—	111,621	—	116,764	—	116,764	—
Total AFS securities	380,414	—	380,414	—	429,839	—	429,839	—
Derivative instruments	98	—	98	—	67	—	67	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,073	—	—	18,073	19,135	—	—	19,135
OMSR	1,914	—	1,914	—	2,264	—	2,264	—
Total	$400,499	$—	$382,426	$18,073	$451,305	$—	$432,170	$19,135
Percent of assets and liabilities measured at fair value		—%	95.49%	4.51%		—%	95.76%	4.24%
We recorded an impairment related to OMSR of $316 and $44 through earnings for the six-month period ended June 30, 2020 and June 30, 2019, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2020. Further, we had no unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of June 30, 2020 and December 31, 2019 and for the three and six-month periods ended June 30, 2020 and June 30, 2019, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2020	December 31 2019
ASSETS
Cash on deposit at the Bank	$176	$1,360
Investments in subsidiaries	168,247	157,415
Premises and equipment	1,516	1,539
Other assets	50,087	49,887
TOTAL ASSETS	$220,026	$210,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$35	$19
Shareholders' equity	219,991	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$220,026	$210,201

Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Income
Dividends from subsidiaries	$1,850	$2,100	$3,600	$3,100
Interest income	—	2	1	4
Other income (loss)	126	232	127	213
Total income	1,976	2,334	3,728	3,317
Expenses
Occupancy and equipment	15	14	30	29
Audit, consulting, and legal fees	175	115	307	245
Director fees	89	89	183	187
Other	310	328	603	618
Total expenses	589	546	1,123	1,079
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,387	1,788	2,605	2,238
Federal income tax benefit	97	64	209	179
Income before equity in undistributed earnings of subsidiaries	1,484	1,852	2,814	2,417
Undistributed earnings of subsidiaries	2,703	2,336	4,437	5,267
Net income	$4,187	$4,188	$7,251	$7,684
Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$7,251	$7,684
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,437)	(5,267)
Undistributed earnings of equity securities without readily determinable fair values	(31)	(76)
Share-based payment awards under equity compensation plan	233	271
Depreciation	23	23
Changes in operating assets and liabilities which provided (used) cash
Other assets	(168)	5
Other liabilities	16	682
Net cash provided by (used in) operating activities	2,887	3,322
Investing activities - none
Financing activities
Cash dividends paid on common stock	(4,249)	(4,093)
Proceeds from the issuance of common stock	2,343	2,436
Common stock repurchased	(1,195)	(1,339)
Common stock purchased for deferred compensation obligations	(970)	(816)
Net cash provided by (used in) financing activities	(4,071)	(3,812)
Increase (decrease) in cash and cash equivalents	(1,184)	(490)
Cash and cash equivalents at beginning of period	1,360	2,499
Cash and cash equivalents at end of period	$176	$2,009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and six-month periods ended June 30, 2020 and June 30, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2020, we reported net income of $4,187 and $7,251 and earnings per common share of $0.53 and $0.91, respectively. Net income and earnings per common share for the same periods of 2019 were $4,188 and $7,684 and $0.53 and $0.97, respectively. A decline in the interest rate environment was a large driver of a $1,226 decrease in interest income for the first six months of 2020 compared to the same period in 2019. Interest expense on deposits and borrowings decreased $1,055 for the six-month period ended June 30, 2020 compared to the same period in 2019 primarily due to reduced interest rates and reduced reliance on higher-cost borrowings. Net interest income decreased by $171 for the six-month period ended June 30, 2020 in comparison to the same period in 2019. The provision for loan losses increased by $1,038 for the six-month period ended June 30, 2020 compared to the same period in 2019, as the result of increased economic and environmental risk factors, predominantly driven by COVID-19. Noninterest income increased $754 during the first six months of 2020 compared to the same period in 2019, mainly as a result of gains from the redemption of corporate owned life insurance policies. Noninterest expenses for the first six months of 2020 exceeded the same period in 2019 by $107, primarily due to community relations and donation-related expenses.
As of June 30, 2020, total assets and assets under management were $1,913,227 and $2,571,773, respectively. Assets under management include loans sold and serviced of $263,332 and investment and trust assets managed by Isabella Wealth of $395,214, in addition to assets on our consolidated balance sheet. In 2020, the Bank’s investment and trust services business was re-engineered and rebranded as Isabella Wealth to enhance the client experience, build scalability and expand market awareness.
Our securities portfolio has declined $49,425 since December 31, 2019, predominantly as a result of maturities and sales of AFS securities. Due to the flat yield curve that has existed for over a year, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Loans outstanding as of June 30, 2020 totaled $1,284,385. During the first six months of 2020, gross loans increased $97,815 which was largely driven by SBA PPP loans. Total deposits increased $126,827 during the first six months of 2020, primarily due to increases in interest bearing demand and savings deposits, and totaled $1,440,678 as of June 30, 2020. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.92% and 2.95% for the three and six months ended June 30, 2020. This compares to 3.06% and 3.04% for the three and six months ended June 30, 2019. Management has put in place strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and deposits and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. However, the current interest rate environment has had a negative impact on our net yields on interest earning assets and future improvement may be gradual. We are actively committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, increasing our presence within our geographical footprint, and managing operating costs.
Recent Events and Legislation
Restricted Stock Plan: On June 24, 2020 we adopted the RSP, an equity-based bonus plan. Under the RSP, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. In connection with the adoption of the RSP, the Isabella Bank Corporation Stock Award Incentive Plan was terminated.
Also on June 24, 2020, we made initial grants under the RSP to the Corporation's President and CEO, CFO and the Bank's President. All Grant Agreements contain vesting conditions and clawback provisions. As of June 30, 2020, we did not believe the achievement of the targets specified in an award pursuant to the RSP to be probable and therefore, did not recognize any compensation expense pursuant to the RSP.
Impact of COVID-19: Unexpected and unprecedented changes have occurred during the year as the result of COVID-19.  This aggressive and persistent virus causes a respiratory disease that currently has no approved vaccine or antiviral treatment and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limited gatherings and travel, and required those in select businesses who were not deemed essential to sustain or protect life to stay home.  The Michigan stay-at-home order was in effect until early June.  The orders, as the result of COVID-19, led to financial stress for many businesses and their employees throughout the communities we serve.
The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the PPP, which enables businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted April 3, 2020.  We are proud to facilitate SBA PPP loans to businesses throughout the communities in which we serve. As of June 30, 2020, we funded more than 950 SBA PPP loans for a total of $99,450.
Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP.  The capital rule was issued April 9, 2020, with an immediate effective date.
Many of our customers have expressed their general concern about the uncertain economic conditions, but it is premature to reasonably predict the magnitude of the impact. One measure we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic has impacted our operations, customers, and various areas of risk. With the uncertainty created by COVID-19, it's challenging to determine the full impact of the COVID-19 pandemic on our ongoing financial and operational results.
Reclassifications
Certain amounts reported in the interim 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.
Subsequent Events
We evaluated subsequent events after June 30, 2020 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2020 and the date our consolidated financial statements were issued.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
INCOME STATEMENT DATA
Interest income	$15,869	$16,201	$16,849	$17,161	$16,815
Interest expense	3,565	4,199	4,492	4,550	4,527
Net interest income	12,304	12,002	12,357	12,611	12,288
Provision for loan losses	105	788	(18)	193	(179)
Noninterest income	3,246	2,998	(725)	3,274	3,011
Noninterest expenses	10,700	10,945	10,892	10,620	10,749
Federal income tax expense (benefit)	558	203	(140)	630	541
Net income	$4,187	$3,064	$898	$4,442	$4,188
PER SHARE
Basic earnings	$0.53	$0.39	$0.12	$0.56	$0.53
Diluted earnings	$0.52	$0.38	$0.11	$0.55	$0.52
Dividends	$0.27	$0.27	$0.27	$0.26	$0.26
Tangible book value	$21.52	$21.10	$20.45	$20.66	$20.17
Quoted market value
High	$19.50	$24.50	$24.80	$23.45	$23.75
Low	$15.60	$16.00	$22.25	$22.01	$22.25
Close (1)	$18.25	$18.00	$24.31	$22.30	$23.25
Common shares outstanding (1)	7,977,019	7,921,291	7,910,804	7,938,234	7,918,494
PERFORMANCE RATIOS
Return on average total assets	0.89%	0.68%	0.20%	0.98%	0.93%
Return on average shareholders' equity	7.63%	5.68%	1.66%	8.37%	8.13%
Return on average tangible shareholders' equity	9.81%	7.35%	2.18%	10.87%	10.67%
Net interest margin yield (FTE)	2.92%	2.98%	3.06%	3.13%	3.06%
BALANCE SHEET DATA (1)
Gross loans	$1,284,385	$1,175,936	$1,186,570	$1,191,804	$1,176,622
AFS securities	$380,414	$407,189	$429,839	$445,529	$470,449
Total assets	$1,913,227	$1,815,904	$1,814,198	$1,813,684	$1,824,592
Deposits	$1,440,678	$1,322,083	$1,313,851	$1,308,773	$1,281,418
Borrowed funds	$236,268	$263,171	$275,999	$277,386	$320,462
Shareholders' equity	$219,991	$215,498	$210,182	$212,376	$208,114
Gross loans to deposits	89.15%	88.95%	90.31%	91.06%	91.82%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$263,332	$257,285	$259,375	$258,873	$257,062
Assets managed by Isabella Wealth	$395,214	$359,968	$436,181	$475,574	$487,180
Total assets under management	$2,571,773	$2,433,157	$2,509,754	$2,548,131	$2,568,834
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.42%	0.59%	0.55%	0.59%	0.70%
Nonperforming assets to total assets	0.33%	0.43%	0.40%	0.42%	0.49%
ALLL to gross loans	0.69%	0.74%	0.67%	0.69%	0.68%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.50%	11.87%	11.59%	11.71%	11.41%
Tier 1 leverage	8.86%	9.09%	9.01%	9.16%	9.03%
Common equity tier 1 capital	12.90%	12.72%	12.56%	12.58%	12.43%
Tier 1 risk-based capital	12.90%	12.72%	12.56%	12.58%	12.43%
Total risk-based capital	13.60%	13.41%	13.18%	13.21%	13.06%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six-month periods ended:

	June 30 2020	June 30 2019	June 30 2018
INCOME STATEMENT DATA
Interest income	$32,070	$33,296	$30,834
Interest expense	7,764	8,819	7,142
Net interest income	24,306	24,477	23,692
Provision for loan losses	893	(145)	712
Noninterest income	6,244	5,490	5,238
Noninterest expenses	21,645	21,538	20,895
Federal income tax expense (benefit)	761	890	528
Net income	$7,251	$7,684	$6,795
PER SHARE
Basic earnings	$0.91	$0.97	$0.86
Diluted earnings	$0.90	$0.95	$0.84
Dividends	$0.54	$0.52	$0.52
Tangible book value	$21.52	$20.17	$18.09
Quoted market value
High	$24.50	$24.50	$28.25
Low	$15.60	$22.25	$26.11
Close (1)	$18.25	$23.25	$26.65
Common shares outstanding (1)	7,977,019	7,918,494	7,933,250
PERFORMANCE RATIOS
Return on average total assets	0.78%	0.85%	0.75%
Return on average shareholders' equity	6.67%	7.58%	7.00%
Return on average tangible shareholders' equity	4.30%	9.73%	8.92%
Net interest margin yield (FTE)	2.95%	3.04%	2.95%
BALANCE SHEET DATA (1)
Gross loans	$1,284,385	$1,176,622	$1,151,756
AFS securities	$380,414	$470,449	$524,108
Total assets	$1,913,227	$1,824,592	$1,836,955
Deposits	$1,440,678	$1,281,418	$1,274,762
Borrowed funds	$236,268	$320,462	$362,496
Shareholders' equity	$219,991	$208,114	$191,949
Gross loans to deposits	89.15%	91.82%	90.35%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$263,332	$257,062	$257,865
Assets managed by Isabella Wealth	$395,214	$487,180	$494,533
Total assets under management	$2,571,773	$2,568,834	$2,589,353
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.42%	0.70%	0.58%
Nonperforming assets to total assets	0.33%	0.49%	0.38%
ALLL to gross loans	0.69%	0.68%	0.71%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.50%	11.41%	10.45%
Tier 1 leverage	8.86%	9.03%	8.71%
Common equity tier 1 capital	12.90%	12.43%	12.11%
Tier 1 risk-based capital	12.90%	12.43%	12.11%
Total risk-based capital	13.60%	13.06%	12.76%
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

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,241,856	$13,297	4.28%	$1,168,070	$13,254	4.54%	$1,155,284	$13,587	4.70%
Taxable investment securities	237,769	1,352	2.27%	251,797	1,489	2.37%	309,650	1,873	2.42%
Nontaxable investment securities	141,229	1,333	3.78%	152,368	1,418	3.72%	172,400	1,623	3.77%
Fed funds sold	12	—	0.04%	—	—	—%	—	—	—%
Other	111,702	234	0.84%	90,297	405	1.79%	25,123	148	2.36%
Total earning assets	1,732,568	16,216	3.74%	1,662,532	16,566	3.99%	1,662,457	17,231	4.15%
NONEARNING ASSETS
Allowance for loan losses	(8,769)			(7,968)			(8,349)
Cash and demand deposits due from banks	20,389			21,556			19,089
Premises and equipment	25,854			26,252			27,326
Accrued income and other assets	120,444			110,786			107,046
Total assets	$1,890,486			$1,813,158			$1,807,569
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$249,735	$86	0.14%	$235,161	$83	0.14%	$230,238	$83	0.14%
Savings deposits	447,416	257	0.23%	426,634	634	0.59%	374,750	586	0.63%
Time deposits	387,636	1,904	1.96%	404,717	2,074	2.05%	430,098	2,196	2.04%
Borrowed funds	253,838	1,318	2.08%	270,648	1,408	2.08%	321,958	1,662	2.06%
Total interest bearing liabilities	1,338,625	3,565	1.07%	1,337,160	4,199	1.26%	1,357,044	4,527	1.33%
NONINTEREST BEARING LIABILITIES
Demand deposits	317,035			246,262			230,203
Other	15,355			14,130			14,288
Shareholders’ equity	219,471			215,606			206,034
Total liabilities and shareholders’ equity	$1,890,486			$1,813,158			$1,807,569
Net interest income (FTE)		$12,651			$12,367			$12,704
Net yield on interest earning assets (FTE)			2.92%			2.98%			3.06%

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,204,961	$26,551	4.41%	$1,143,255	$26,478	4.63%
Taxable investment securities (1)	244,783	2,841	2.32%	314,778	3,831	2.43%
Nontaxable investment securities	146,799	2,751	3.75%	176,123	3,310	3.76%
Fed funds sold	6	—	0.07%	13	—	2.39%
Other	101,000	639	1.27%	32,923	527	3.20%
Total earning assets	1,697,549	32,782	3.86%	1,667,092	34,146	4.10%
NONEARNING ASSETS
Allowance for loan losses	(8,368)			(8,378)
Cash and demand deposits due from banks	20,972			19,140
Premises and equipment	26,052			27,517
Accrued income and other assets	115,615			103,473
Total assets	$1,851,820			$1,808,844
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$242,448	$169	0.14%	$233,139	$151	0.13%
Savings deposits	437,025	891	0.41%	377,926	1,201	0.64%
Time deposits	396,178	3,978	2.01%	433,255	4,231	1.95%
Borrowed funds	262,244	2,726	2.08%	321,703	3,236	2.01%
Total interest bearing liabilities	1,337,895	7,764	1.16%	1,366,023	8,819	1.29%
NONINTEREST BEARING LIABILITIES
Demand deposits	281,638			228,382
Other	14,747			11,594
Shareholders’ equity	217,540			202,845
Total liabilities and shareholders’ equity	$1,851,820			$1,808,844
Net interest income (FTE)		$25,018			$25,327
Net yield on interest earning assets (FTE)			2.95%			3.04%
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

	Three Months Ended June 30, 2020 Compared to March 31, 2020 Increase (Decrease) Due to			Three Months Ended June 30, 2020 Compared to June 30, 2019 Increase (Decrease) Due to			Six Months Ended June 30, 2020 Compared to June 30, 2019 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$812	$(769)	$43	$976	$(1,266)	$(290)	$1,393	$(1,320)	$73
Taxable investment securities	(81)	(56)	(137)	(414)	(107)	(521)	(819)	(171)	(990)
Nontaxable investment securities	(105)	20	(85)	(294)	4	(290)	(550)	(9)	(559)
Other	80	(251)	(171)	233	(147)	86	580	(468)	112
Total changes in interest income	706	(1,056)	(350)	501	(1,516)	(1,015)	604	(1,968)	(1,364)
Changes in interest expense
Interest bearing demand deposits	5	(2)	3	7	(4)	3	6	12	18
Savings deposits	29	(406)	(377)	97	(426)	(329)	167	(477)	(310)
Time deposits	(86)	(84)	(170)	(211)	(81)	(292)	(370)	117	(253)
Borrowed funds	(87)	(3)	(90)	(354)	10	(344)	(615)	105	(510)
Total changes in interest expense	(139)	(495)	(634)	(461)	(501)	(962)	(812)	(243)	(1,055)
Net change in interest margin (FTE)	$845	$(561)	$284	$962	$(1,015)	$(53)	$1,416	$(1,725)	$(309)
The flattening of the yield curve and recent rate reductions placed pressure on our net interest margin, and we experienced a decline in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets may not occur during the remainder of 2020.

	Average Yield / Rate for the Three-Month Periods Ended:
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Total earning assets	3.74%	3.99%	4.13%	4.23%	4.15%
Total interest bearing liabilities	1.07%	1.26%	1.34%	1.35%	1.33%
Net yield on interest earning assets (FTE)	2.92%	2.98%	3.06%	3.13%	3.06%

	Quarter to Date Net Interest Income (FTE)
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Total interest income (FTE)	$16,216	$16,566	$17,245	$17,567	$17,231
Total interest expense	3,565	4,199	4,492	4,550	4,527
Net interest income (FTE)	$12,651	$12,367	$12,753	$13,017	$12,704

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
ALLL at beginning of period	$8,697	$8,398	$7,939	$8,375
Charge-offs
Commercial	1	105	5	113
Agricultural	6	59	22	59
Residential real estate	—	94	15	96
Consumer	59	75	182	203
Total charge-offs	66	333	224	471
Recoveries
Commercial	30	22	52	73
Agricultural	2	—	35	1
Residential real estate	39	91	66	118
Consumer	70	38	116	86
Total recoveries	141	151	269	278
Net loan charge-offs (recoveries)	(75)	182	(45)	193
Provision for loan losses	105	(179)	893	(145)
ALLL at end of period	$8,877	$8,037	$8,877	$8,037
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.02%	—%	0.02%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Total charge-offs	$66	$158	$334	$143	$333
Total recoveries	141	128	122	82	151
Net loan charge-offs (recoveries)	(75)	30	212	61	182
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	—%	0.02%	0.01%	0.02%
Provision for loan losses	$105	$788	$(18)	$193	$(179)
Provision for loan losses to average loans outstanding	0.01%	0.07%	—%	0.02%	(0.02)%
ALLL	$8,877	$8,697	$7,939	$8,169	$8,037
ALLL as a % of loans at end of period	0.69%	0.74%	0.67%	0.69%	0.68%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2020. However, the COVID-19 pandemic led to the temporary closure of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during the first quarter as a result of increased economic and environmental risk factors, primarily driven by COVID-19. While these same factors resulted in an increase to the ALLL during the second quarter as well, improvement in credit quality indicators and reserves for loans individually evaluated for impairment offset much of the increase.
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
The following table illustrates the two main components of the ALLL as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
ALLL
Individually evaluated for impairment	$950	$1,309	$1,114	$1,333	$1,479
Collectively evaluated for impairment	7,927	7,388	6,825	6,836	6,558
Total	$8,877	$8,697	$7,939	$8,169	$8,037
ALLL to gross loans
Individually evaluated for impairment	0.07%	0.11%	0.09%	0.11%	0.13%
Collectively evaluated for impairment	0.62%	0.63%	0.58%	0.58%	0.55%
Total	0.69%	0.74%	0.67%	0.69%	0.68%
While we utilize our best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond our control, including the performance of our borrowers, the economy, and changes in interest rates. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at an appropriate level.
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

	Total Past Due and Nonaccrual Loans
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Commercial	$1,986	$6,180	$2,477	$3,175	$2,243
Agricultural	4,455	4,870	4,285	4,800	6,672
Residential real estate	384	3,426	4,572	1,999	1,690
Consumer	45	366	71	162	94
Total	$6,870	$14,842	$11,405	$10,136	$10,699
Total past due and nonaccrual loans to gross loans	0.53%	1.26%	0.96%	0.85%	0.91%
The increase in past due and nonaccrual status loans during the first quarter of 2020 was primarily the result of deterioration in credit quality for a small number of commercial loans. This increase was not a result of the economic impact of COVID-19 or any other apparent factor. During the second quarter of 2020, past due and nonaccrual status loans declined in comparison to the recent periods.
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

Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them less likely to default. This approach has permitted certain borrowers to accept a payment structure that will allow them to continue making payments in lieu of foreclosure. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. The majority of modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of June 30, 2020 or December 31, 2019.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended June 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2020	114	$20,268	9	$3,849	123	$24,117
New modifications	2	1,768	—	—	2	1,768
Principal advances (payments)	—	(90)	—	(24)	—	(114)
Loans paid off	(6)	(1,461)	(2)	(850)	(8)	(2,311)
Transfers to OREO	—	—	(1)	(275)	(1)	(275)
Transfers to accrual status	1	104	(1)	(104)	—	—
June 30, 2020	111	$20,589	5	$2,596	116	$23,185

	Six Months Ended June 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	7	2,924	1	493	8	3,417
Principal advances (payments)	—	(1,074)	—	(130)	—	(1,204)
Loans paid off	(19)	(2,559)	(2)	(850)	(21)	(3,409)
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
June 30, 2020	111	$20,589	5	$2,596	116	$23,185

	Three Months Ended June 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2019	128	$22,305	26	$3,825	154	$26,130
New modifications	2	1,348	—	—	2	1,348
Principal advances (payments)	—	(380)	—	(133)	—	(513)
Loans paid off	(6)	(394)	(6)	(541)	(12)	(935)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to accrual status	1	77	(1)	(77)	—	—
Transfers to nonaccrual status	(3)	(2,646)	3	2,646	—	—
June 30, 2019	122	$20,310	22	$5,655	144	$25,965

	Six Months Ended June 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	5	2,018	—	—	5	2,018
Principal advances (payments)	—	(720)	—	(260)	—	(980)
Loans paid off	(12)	(1,193)	(9)	(718)	(21)	(1,911)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	1	77	(1)	(77)	—	—
Transfers to nonaccrual status	(5)	(3,272)	5	3,272	—	—
June 30, 2019	122	$20,310	22	$5,655	144	$25,965
The following table summarizes our TDRs as of:

	June 30, 2020			December 31, 2019
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,402	$488	$20,890	$20,847	$507	$21,354	$(464)
Past due 30-59 days	134	—	134	346	—	346	(212)
Past due 60-89 days	—	2,108	2,108	1	—	1	2,107
Past due 90 days or more	53	—	53	—	3,036	3,036	(2,983)
Total	$20,589	$2,596	$23,185	$21,194	$3,543	$24,737	$(1,552)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$4,828	$5,082	$63	$5,325	$5,643	$15
Commercial other	1,921	1,921	—	1,156	1,156	—
Agricultural real estate	9,185	9,185	58	9,182	9,181	12
Agricultural other	2,918	2,918	2	4,421	4,421	14
Residential real estate senior liens	4,333	4,615	742	4,641	4,923	922
Home equity lines of credit	—	—	—	12	312	—
Total TDRs	23,185	23,721	865	24,737	25,636	963
Other impaired loans
Commercial real estate	147	209	—	153	216	—
Commercial other	1,339	1,339	—	1,231	1,231	—
Agricultural real estate	705	755	3	699	750	—
Agricultural other	383	383	—	538	538	—
Residential real estate senior liens	481	627	82	760	907	151
Home equity lines of credit	112	112	—	73	73	—
Total other impaired loans	3,167	3,425	85	3,454	3,715	151
Total impaired loans	$26,352	$27,146	$950	$28,191	$29,351	$1,114
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

Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Nonaccrual status loans	$5,319	$6,913	$6,535	$6,962	$8,107
Accruing loans past due 90 days or more	53	40	—	40	110
Total nonperforming loans	5,372	6,953	6,535	7,002	8,217
Foreclosed assets	776	564	456	468	513
Debt securities	230	230	230	230	230
Total nonperforming assets	$6,378	$7,747	$7,221	$7,700	$8,960
Nonperforming loans as a % of total loans	0.42%	0.59%	0.55%	0.59%	0.70%
Nonperforming assets as a % of total assets	0.33%	0.43%	0.40%	0.42%	0.49%
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
The following table summarizes nonaccrual loans as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Commercial	$1,367	$1,643	$1,621	$1,632	$1,692
Agricultural	3,656	4,606	4,285	4,520	5,532
Residential real estate	296	661	629	810	883
Consumer	—	3	—	—	—
Total	$5,319	$6,913	$6,535	$6,962	$8,107
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Commercial	$28	$304	$390	$390	$450
Agricultural	2,568	3,441	3,048	3,309	5,096
Residential real estate	—	104	105	107	109
Total	$2,596	$3,849	$3,543	$3,806	$5,655
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

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2020	2019	$	%
Service charges and fees
ATM and debit card fees	$883	$780	$103	13.21%
Service charges and fees on deposit accounts	350	566	(216)	(38.16)%
Freddie Mac servicing fee	155	161	(6)	(3.73)%
Net OMSR income (loss)	(89)	(50)	(39)	(78.00)%
Other fees for customer services	87	83	4	4.82%
Total service charges and fees	1,386	1,540	(154)	(10.00)%
Wealth management fees	656	780	(124)	(15.90)%
Gains from redemption of corporate owned life insurance policies	349	—	349	N/M
Net gain on sale of mortgage loans	466	116	350	301.72%
Earnings on corporate owned life insurance policies	189	201	(12)	(5.97)%
All other	200	374	(174)	(46.52)%
Total noninterest income	$3,246	$3,011	$235	7.80%

	Six Months Ended June 30
			Change
	2020	2019	$	%
Service charges and fees
ATM and debit card fees	$1,677	$1,465	$212	14.47%
Service charges and fees on deposit accounts	937	1,096	(159)	(14.51)%
Freddie Mac servicing fee	314	311	3	0.96%
Net OMSR income (loss)	(350)	(38)	(312)	(821.05)%
Other fees for customer services	161	167	(6)	(3.59)%
Total service charges and fees	2,739	3,001	(262)	(8.73)%
Wealth management fees	1,228	1,457	(229)	(15.72)%
Gains from redemption of corporate owned life insurance policies	873	—	873	N/M
Net gain on sale of mortgage loans	617	209	408	195.22%
Earnings on corporate owned life insurance policies	371	374	(3)	(0.80)%
All other	416	449	(33)	(7.35)%
Total noninterest income	$6,244	$5,490	$754	13.73%
ATM and debit card fees fluctuate from period to period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase during the remainder of 2020 as the usage of ATM and debit cards continues to increase.
Service charges and fees on deposit accounts have declined as a result of waived fees. In response to COVID-19, which has led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees to ease the financial stress of our customers. Overall, 2020 income may decrease when compared to 2019.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates, were the primary driver of the losses recognized during the year. Income during 2020 could experience fluctuations and could vary from 2019 levels.

The decrease in wealth management fees was driven by a reduction in the market value of investment assets under management. With the uncertainty in the stock market as a result of COVID-19, wealth management fees during the remainder of 2020 may not exceed 2019 levels.
We recognized gains during the first and second quarters of 2020 due to the redemption of corporate owned life insurance policies in connection with the passing of a retired executive officer and a retired loan officer.
Net gain on sale of mortgage loans fluctuates primarily as the result of a change in the amount of loans sold. The amount of loans sold can fluctuate based on balance sheet management strategies. We experienced a significant increase in loan demand which led to an increase in the balance of loans sold during the year. As such, net gain on sale of mortgage loans is expected to exceed 2019 during 2020.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2020	2019	$	%
Compensation and benefits	$5,793	$5,957	$(164)	(2.75)%
Furniture and equipment	1,431	1,409	22	1.56%
Occupancy	912	834	78	9.35%
Other
Audit, consulting, and legal fees	498	453	45	9.93%
ATM and debit card fees	328	298	30	10.07%
Marketing costs	265	171	94	54.97%
Donations and community relations	105	190	(85)	(44.74)%
Loan underwriting fees	212	168	44	26.19%
Director fees	177	190	(13)	(6.84)%
Memberships and subscriptions	159	176	(17)	(9.66)%
FDIC insurance premiums	144	162	(18)	(11.11)%
Postage and freight	121	121	—	—%
All other	555	620	(65)	(10.48)%
Total other noninterest expenses	2,564	2,549	15	0.59%
Total noninterest expenses	$10,700	$10,749	$(49)	(0.46)%

	Six Months Ended June 30
			Change
	2020	2019	$	%
Compensation and benefits	$11,662	$11,679	$(17)	(0.15)%
Furniture and equipment	2,892	2,903	(11)	(0.38)%
Occupancy	1,779	1,764	15	0.85%
Other
Audit, consulting, and legal fees	931	906	25	2.76%
ATM and debit card fees	651	546	105	19.23%
Marketing costs	468	313	155	49.52%
Donations and community relations	435	330	105	31.82%
Loan underwriting fees	378	484	(106)	(21.90)%
Director fees	359	397	(38)	(9.57)%
Memberships and subscriptions	358	343	15	4.37%
FDIC insurance premiums	300	332	(32)	(9.64)%
Postage and freight	252	250	2	0.80%
All other	1,180	1,291	(111)	(8.60)%
Total other noninterest expenses	5,312	5,192	120	2.31%
Total noninterest expenses	$21,645	$21,538	$107	0.50%
Marketing costs increased during 2020 as a result of new campaigns, Isabella Wealth branding and increased disclosure mailings. Marketing costs can fluctuate from period to period based primarily on campaigns and other initiatives. As a result, 2020 expense may exceed expense from 2019.
Donations and community relations expense increased during 2020 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. While these discretionary contributions incurred in 2020 resulted in increased expense, donations and community relations during the remainder of 2020 are not expected to exceed 2019 levels.

Loan underwriting fees were higher during the first half of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs, that are no longer offered. Loan underwriting fees during 2020 are not expected to exceed 2019 levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2020	December 31 2019	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$109,384	$60,572	$48,812	80.59%
AFS securities
Amortized cost of AFS securities	366,256	423,980	(57,724)	(13.61)%
Unrealized gains (losses) on AFS securities	14,158	5,859	8,299	141.65%
AFS securities	380,414	429,839	(49,425)	(11.50)%
Mortgage loans AFS	5,451	904	4,547	N/M
Loans
Gross loans	1,284,385	1,186,570	97,815	8.24%
Less allowance for loan and lease losses	8,877	7,939	938	11.82%
Net loans	1,275,508	1,178,631	96,877	8.22%
Premises and equipment	25,742	26,242	(500)	(1.91)%
Corporate owned life insurance policies	28,001	28,455	(454)	(1.60)%
Accrued interest receivable	7,715	6,501	1,214	18.67%
Equity securities without readily determinable fair values	21,660	21,629	31	0.14%
Goodwill and other intangible assets	48,353	48,379	(26)	(0.05)%
Other assets	10,999	13,046	(2,047)	(15.69)%
TOTAL ASSETS	$1,913,227	$1,814,198	$99,029	5.46%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,440,678	$1,313,851	$126,827	9.65%
Borrowed funds	236,268	275,999	(39,731)	(14.40)%
Accrued interest payable and other liabilities	16,290	14,166	2,124	14.99%
Total liabilities	1,693,236	1,604,016	89,220	5.56%
Shareholders’ equity	219,991	210,182	9,809	4.67%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,913,227	$1,814,198	$99,029	5.46%
As shown above, total assets increased $99,029 from December 31, 2019. Cash and cash equivalents increased as a result of maturities and sales of AFS securities and an increase in customer deposits during 2020. We experienced a $97,815 increase in loans during the first six months of 2020 which was largely driven by SBA PPP loans in the commercial loan portfolio.
The following table outlines the changes in loan balances:

	June 30 2020	December 31 2019	$ Change	% Change (unannualized)
Commercial	$799,632	$700,941	$98,691	14.08%
Agricultural	103,162	116,920	(13,758)	(11.77)%
Residential real estate	307,926	298,569	9,357	3.13%
Consumer	73,665	70,140	3,525	5.03%
Total	$1,284,385	$1,186,570	$97,815	8.24%

The following table displays loan balances as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Commercial	$799,632	$695,278	$700,941	$708,735	$701,954
Agricultural	103,162	108,856	116,920	118,460	120,363
Residential real estate	307,926	302,016	298,569	292,311	283,285
Consumer	73,665	69,786	70,140	72,298	71,020
Total	$1,284,385	$1,175,936	$1,186,570	$1,191,804	$1,176,622
The competition for commercial loan opportunities continues to be strong in the current interest rate environment. Growth during the second quarter of 2020 was driven primarily by SBA PPP loans. As a result of the short-term nature of SBA PPP loans, we expect the commercial loan portfolio to decline during the remainder of 2020. During the second quarter of 2020, and over the past 12 months, agricultural loans have declined. Residential real estate and consumer loans experienced growth over the past year and continued growth is expected during the remainder of 2020.
The following table outlines the changes in deposit balances:

	June 30 2020	December 31 2019	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$340,321	$249,152	$91,169	36.59%
Interest bearing demand deposits	263,567	229,865	33,702	14.66%
Savings deposits	458,167	427,215	30,952	7.25%
Certificates of deposit	352,118	365,049	(12,931)	(3.54)%
Brokered certificates of deposit	14,029	27,458	(13,429)	(48.91)%
Internet certificates of deposit	12,476	15,112	(2,636)	(17.44)%
Total	$1,440,678	$1,313,851	$126,827	9.65%
The following table displays deposit balances as of:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Noninterest bearing demand deposits	$340,321	$249,424	$249,152	$242,179	$244,240
Interest bearing demand deposits	263,567	237,392	229,865	230,579	228,704
Savings deposits	458,167	435,207	427,215	409,930	378,988
Certificates of deposit	352,118	358,534	365,049	357,984	359,945
Brokered certificates of deposit	14,029	27,458	27,458	52,744	57,773
Internet certificates of deposit	12,476	14,068	15,112	15,357	11,768
Total	$1,440,678	$1,322,083	$1,313,851	$1,308,773	$1,281,418
Deposit growth during the second quarter of 2020 was largely driven by SBA PPP loan and government stimulus funds. Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during the remainder of 2020 as the financial markets continue to exhibit significant signs of instability. We experienced fluctuations in certificates of deposit over the past year while brokered certificates of deposit have significantly declined. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2019 and 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit.

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

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Government sponsored enterprises	$—	$—	$—	$—	$160
States and political subdivisions	146,785	163,116	169,752	175,575	176,742
Auction rate money market preferred	2,979	2,726	3,119	3,089	2,849
Mortgage-backed securities	119,029	126,554	140,204	150,120	173,340
Collateralized mortgage obligations	111,621	114,793	116,764	116,745	117,358
Total	$380,414	$407,189	$429,839	$445,529	$470,449
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

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
FHLB advances	$205,000	$235,000	$245,000	$245,000	$295,000
Securities sold under agreements to repurchase without stated maturity dates	31,268	28,171	30,999	32,386	25,462
Total	$236,268	$263,171	$275,999	$277,386	$320,462
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 127,216 shares or $2,343 of common stock during the first six months of 2020, as compared to 104,598 shares or $2,436 of common stock during the same period in 2019. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $233 and $271 during the six-month periods ended June 30, 2020 and June 30, 2019, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 61,001 shares or $1,195 of common stock during the first six months of 2020 and 57,073 shares or $1,339 during the first six months of 2019. As of June 30, 2020, we were authorized to repurchase up to an additional 186,905 shares of common stock.
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

	June 30, 2020			December 31, 2019
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.90%	7.00%	6.50%	12.56%	7.000%	6.50%
Tier 1 capital	12.90%	8.50%	8.00%	12.56%	8.500%	8.00%
Total capital	13.60%	10.50%	10.00%	13.18%	10.500%	10.00%
Tier 1 leverage	8.86%	4.00%	5.00%	9.01%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At June 30, 2020, the Bank exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $346,508 or 18.11% of assets as of June 30, 2020, compared to $291,190 or 16.05% as of December 31, 2019. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2020, we had available lines of credit of $144,495.

Our stress testing of liquidity increased and our liquidity position strengthened at the end of the second quarter of 2020 as the COVID-19 crisis ensued. The following table outlines our total cash and liquidity as of:

June 30 2020
Total cash and cash equivalents	$109,384
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	35,233
FRB Discount Window	11,262
Other lines of credit	5,000
Total available lines of credit	144,495
Unencumbered lendable value of FRB collateral, estimated[1]	196,000
Total cash and liquidity	$449,879

(1)	Includes estimated unencumbered lendable value of FHLB collateral of $144,000
The following table summarizes our sources and uses of cash for the six-month period ended June 30:

	2020	2019	$ Variance
Net cash provided by (used in) operating activities	$6,606	$12,101	$(5,495)
Net cash provided by (used in) investing activities	(40,819)	(14,686)	(26,133)
Net cash provided by (used in) financing activities	83,025	(34,924)	117,949
Increase (decrease) in cash and cash equivalents	48,812	(37,509)	86,321
Cash and cash equivalents January 1	60,572	73,471	(12,899)
Cash and cash equivalents June 30	$109,384	$35,962	$73,422
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
For further information regarding fair value measurements see “Note 11 – Fair Value” of our interim condensed consolidated financial statements.

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
Our primary market risk exposures with the onset of the COVID-19 crisis is uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. The SBA PPP loan is a new instrument and has payment characteristics that are still uncertain. In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of businesses and lost wages.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a short period of time. Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The COVID-19 pandemic may adversely affect our business
Unexpected and unprecedented changes have occurred during the year as the result of COVID-19.  This aggressive and persistent virus causes a respiratory disease that currently has no approved vaccine or antiviral treatment and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limited gatherings and travel, and required those in select businesses who were not deemed essential to sustain or protect life to stay home.  The Michigan stay-at-home order was in effect until early June.  The orders led to financial stress for many businesses and their employees throughout the communities we serve.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic has impacted our operations, customers, vendors and various areas of risk. Other areas of risk may include, but are not limited to, cybersecurity, credit, interest rate, litigation and risk related to vendor services. With the uncertainty created by COVID-19, it's challenging to determine the full impact of the COVID-19 pandemic on our ongoing financial and operational results.
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
The following table provides information for the three-month period ended June 30, 2020, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				188,486
April 1 - 30	664	$16.57	664	187,822
May 1 - 31	229	17.47	229	187,593
June 1 -30	688	17.44	688	186,905
Balance, June 30	1,581	$17.08	1,581	186,905

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

Isabella Bank Corporation

Date:	July 29, 2020	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2020	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)