Form 10-Q
period 2020-09-30
ISABELLA BANK Corp
filed 2020-10-29
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-18415

Isabella Bank Corporation
(Exact name of registrant as specified in its charter)

Michigan			38-2830092
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

401 N. Main St	Mt. Pleasant	MI	48858
(Address of principal executive offices)			(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 8,010,711 as of October 27, 2020.

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

ACL: Allowance for credit losses	FTE: Fully taxable equivalent
AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALCO: Asset-Liability Committee	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest rate risk
AOCI: Accumulated other comprehensive income	ISDA: International Swaps and Derivatives Association
ASC: FASB Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
BHC Act: Bank Holding Company Act of 1956	NAV: Net asset value
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	NSF: Non-sufficient funds
CECL: Current expected credit losses	OCI: Other comprehensive income (loss)
CFPB: Consumer Financial Protection Bureau	OMSR: Originated mortgage servicing rights
CIK: Central Index Key	OREO: Other real estate owned
COVID-19: Coronavirus disease 2019	OTTI: Other-than-temporary impairment
CRA: Community Reinvestment Act	PBO: Projected benefit obligation
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
DIFS: Department of Insurance and Financial Services	PPP: Paycheck Protection Program
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	Rabbi Trust: A trust established to fund our Directors Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
Exchange Act: Securities Exchange Act of 1934	SBA: Small Business Administration
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
Freddie Mac: Federal Home Loan Mortgage Corporation	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2020	December 31 2019
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$29,685	$20,311
Interest bearing balances due from banks	136,054	40,261
Fed funds sold	10	—
Total cash and cash equivalents	165,749	60,572
AFS securities, at fair value	363,054	429,839
Mortgage loans AFS	4,661	904
Loans
Commercial	821,102	700,941
Agricultural	102,263	116,920
Residential real estate	304,559	298,569
Consumer	75,384	70,140
Gross loans	1,303,308	1,186,570
Less allowance for loan and lease losses	9,506	7,939
Net loans	1,293,802	1,178,631
Premises and equipment	25,749	26,242
Corporate owned life insurance policies	28,169	28,455
Accrued interest receivable	8,458	6,501
Equity securities without readily determinable fair values	21,690	21,629
Goodwill and other intangible assets	48,341	48,379
Other assets	12,024	13,046
TOTAL ASSETS	$1,971,697	$1,814,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$353,082	$249,152
Interest bearing demand deposits	287,809	229,865
Certificates of deposit under $250 and other savings	754,409	739,023
Certificates of deposit over $250	99,795	95,811
Total deposits	1,495,095	1,313,851
Borrowed funds	238,349	275,999
Accrued interest payable and other liabilities	15,708	14,166
Total liabilities	1,749,152	1,604,016
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 8,007,901 shares (including 41,307 shares held in the Rabbi Trust) in 2020 and 7,910,804 shares (including 27,069 shares held in the Rabbi Trust) in 2019	142,745	141,069
Shares to be issued for deferred compensation obligations	4,104	5,043
Retained earnings	67,321	62,099
Accumulated other comprehensive income (loss)	8,375	1,971
Total shareholders’ equity	222,545	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,971,697	$1,814,198

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest income
Loans, including fees	$13,554	$14,020	$40,105	$40,498
AFS securities
Taxable	1,071	1,691	3,912	5,522
Nontaxable	911	1,151	2,950	3,611
Federal funds sold and other	164	299	803	826
Total interest income	15,700	17,161	47,770	50,457
Interest expense
Deposits	1,996	2,980	7,034	8,563
Borrowings	1,207	1,570	3,933	4,806
Total interest expense	3,203	4,550	10,967	13,369
Net interest income	12,497	12,611	36,803	37,088
Provision for loan losses	516	193	1,409	48
Net interest income after provision for loan losses	11,981	12,418	35,394	37,040
Noninterest income
Service charges and fees	1,950	1,705	4,689	4,706
Wealth management fees	649	689	1,877	2,146
Net gain on sale of mortgage loans	1,036	199	1,653	408
Gains from redemption of corporate owned life insurance policies	—	—	873	—
Earnings on corporate owned life insurance policies	187	190	558	564
Other	238	491	654	940
Total noninterest income	4,060	3,274	10,304	8,764
Noninterest expenses
Compensation and benefits	6,101	5,971	17,763	17,650
Furniture and equipment	1,426	1,427	4,318	4,330
Occupancy	889	830	2,668	2,594
Other	2,534	2,392	7,846	7,584
Total noninterest expenses	10,950	10,620	32,595	32,158
Income before federal income tax expense	5,091	5,072	13,103	13,646
Federal income tax expense	734	630	1,495	1,520
NET INCOME	$4,357	$4,442	$11,608	$12,126
Earnings per common share
Basic	$0.55	$0.56	$1.46	$1.53
Diluted	$0.54	$0.55	$1.43	$1.50
Cash dividends per common share	$0.27	$0.26	$0.81	$0.78

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income	$4,357	$4,442	$11,608	$12,126
Unrealized gains (losses) on AFS securities arising during the period	(66)	1,724	8,304	12,554
Reclassification adjustment for net (gains) losses included in net income	—	(6)	(71)	(6)
Tax effect (1)	58	(310)	(1,714)	(2,523)
Unrealized gains (losses) on AFS securities, net of tax	(8)	1,408	6,519	10,025
Unrealized gains (losses) on derivative instruments arising during the period	20	(37)	(145)	(245)
Tax effect (1)	(4)	8	30	51
Unrealized gains (losses) on derivative instruments, net of tax	16	(29)	(115)	(194)
Other comprehensive income (loss), net of tax	8	1,379	6,404	9,831
Comprehensive income (loss)	$4,365	$5,821	$18,012	$21,957
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	12,126	9,831	21,957
Issuance of common stock	159,521	3,672	—	—	—	3,672
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	268	(268)	—	—	—
Share-based payment awards under equity compensation plan	—	—	415	—	—	415
Common stock purchased for deferred compensation obligations	—	(898)	—	—	—	(898)
Common stock repurchased pursuant to publicly announced repurchase plan	(92,256)	(2,140)	—	—	—	(2,140)
Cash dividends paid ($0.78 per common share)	—	—	—	(6,149)	—	(6,149)
Balance, September 30, 2019	7,938,234	$141,318	$5,578	$63,334	$2,146	$212,376
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	11,608	6,404	18,012
Issuance of common stock	184,144	3,274	—	—	—	3,274
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,273	(1,273)	—	—	—
Share-based payment awards under equity compensation plan	—	—	334	—	—	334
Common stock purchased for deferred compensation obligations	—	(1,252)	—	—	—	(1,252)
Common stock repurchased pursuant to publicly announced repurchase plan	(87,047)	(1,619)	—	—	—	(1,619)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,386)	—	(6,386)
Balance, September 30, 2020	8,007,901	$142,745	$4,104	$67,321	$8,375	$222,545

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2020	2019
OPERATING ACTIVITIES
Net income	$11,608	$12,126
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(61)	(182)
Provision for loan losses	1,409	48
Depreciation	1,958	2,211
Amortization of OMSR	386	201
Amortization of acquisition intangibles	38	55
Net amortization of AFS securities	1,539	1,344
Net gains on sale of AFS securities	(71)	(6)
Net gain on sale of mortgage loans	(1,653)	(408)
OMSR impairment loss	316	81
Net gains on foreclosed assets	(43)	(213)
Increase in cash value of corporate owned life insurance policies, net of expenses	(521)	(528)
Gains from redemption of corporate owned life insurance policies	(873)	—
Share-based payment awards under equity compensation plan	334	415
Origination of loans held-for-sale	(82,464)	(26,514)
Proceeds from loan sales	80,360	25,368
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,957)	(432)
Other assets	261	1,966
Accrued interest payable and other liabilities	370	1,551
Net cash provided by (used in) operating activities	10,936	17,083
INVESTING ACTIVITIES
Activity in AFS securities
Sales	26,855	33,840
Maturities, calls, and principal payments	72,013	61,170
Purchases	(25,318)	(34,495)
Net loan principal (originations) collections	(116,878)	(63,900)
Proceeds from sales of foreclosed assets	146	649
Purchases of premises and equipment	(1,465)	(746)
Purchases of corporate owned life insurance policies	(625)	—
Proceeds from redemption of corporate owned life insurance policies	2,305	—
Funding of low income housing tax credit investments	(403)	(393)
Net cash provided by (used in) investing activities	(43,370)	(3,875)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposits	181,244	16,080
Net increase (decrease) in borrowed funds	(37,650)	(62,913)
Cash dividends paid on common stock	(6,386)	(6,149)
Proceeds from issuance of common stock	3,274	3,672
Common stock repurchased	(1,619)	(2,140)
Common stock purchased for deferred compensation obligations	(1,252)	(898)
Net cash provided by (used in) financing activities	137,611	(52,348)
Increase (decrease) in cash and cash equivalents	105,177	(39,140)
Cash and cash equivalents at beginning of period	60,572	73,471
Cash and cash equivalents at end of period	$165,749	$34,331
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$11,164	$13,325
Income taxes paid	$556	$—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$298	$722

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was originally effective for interim and annual periods beginning after December 15, 2019. Effective October 16, 2019, the FASB approved and issued changes to the implementation date of this guidance for some filers. As a smaller reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date; currently we have no plans for early adoption. This guidance may have a significant impact on the results of our operations and financial statement disclosures as well as that of the banking industry as a whole.
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

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$142,547	$5,854	$—	$148,401
Auction rate money market preferred	3,200	—	6	3,194
Mortgage-backed securities	100,984	3,181	—	104,165
Collateralized mortgage obligations	102,231	5,063	—	107,294
Total	$348,962	$14,098	$6	$363,054

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$165,005	$4,747	$—	$169,752
Auction rate money market preferred	3,200	—	81	3,119
Mortgage-backed securities	139,831	933	560	140,204
Collateralized mortgage obligations	115,944	1,007	187	116,764
Total	$423,980	$6,687	$828	$429,839
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2020 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$22,709	$66,180	$27,441	$26,217	$—	$142,547
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	100,984	100,984
Collateralized mortgage obligations	—	—	—	—	102,231	102,231
Total amortized cost	$22,709	$66,180	$27,441	$26,217	$206,415	$348,962
Fair value	$22,891	$68,188	$29,293	$28,029	$214,653	$363,054
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Proceeds from sales of AFS securities	$—	$33,840	$26,855	$33,840
Realized gains (losses)	$—	$6	$71	$6
Applicable income tax expense (benefit)	$—	$1	$15	$1

The following information pertains to AFS securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Auction rate money market preferred	$—	$—	$6	$3,194	$6
Number of securities in an unrealized loss position:		—		2	2

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Auction rate money market preferred	$—	$—	$81	$3,119	$81
Mortgage-backed securities	3	3,974	557	49,701	560
Collateralized mortgage obligations	43	20,262	144	13,309	187
Total	$46	$24,236	$782	$66,129	$828
Number of securities in an unrealized loss position:		9		19	28
The reduction in unrealized losses on our AFS securities portfolio resulted from recent decreases in intermediate-term and long-term benchmark interest rates.
As of September 30, 2020 and December 31, 2019, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
•Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?
•Is the investment credit rating below investment grade?
•Is it probable the issuer will be unable to pay the amount when due?
•Is it more likely than not that we will have to sell the security before recovery of its cost basis?
•Has the duration of the investment been extended?
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of September 30, 2020 or December 31, 2019, with the exception of one municipal bond previously identified which had no activity during the period.

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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $80,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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

Underwriting criteria for originated residential real estate loans generally include:
•Evaluation of the borrower’s ability to make monthly payments.
•Evaluation of the value of the property securing the loan.
•Ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income.
•Ensuring all debt servicing does not exceed 40% of income.
•Verification of acceptable credit reports.
•Verification of employment, income, and financial information.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2020. However, the COVID-19 pandemic led to temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. Therefore, we increased the ALLL during the first nine months of 2020 to account for inherent risk of probable losses within the loan portfolio as of September 30, 2020. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877
Charge-offs	(2)	—	(13)	(31)	—	(46)
Recoveries	81	2	36	40	—	159
Provision for loan losses	(255)	(16)	90	21	676	516
September 30, 2020	$1,945	$342	$1,306	$855	$5,058	$9,506

	Allowance for Loan Losses
	Nine Months Ended September 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(7)	(22)	(28)	(213)	—	(270)
Recoveries	133	37	102	156	—	428
Provision for loan losses	(95)	(307)	(815)	(10)	2,636	1,409
September 30, 2020	$1,945	$342	$1,306	$855	$5,058	$9,506

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$59	$67	$743	$—	$—	$869
Collectively evaluated for impairment	1,886	275	563	855	5,058	8,637
Total	$1,945	$342	$1,306	$855	$5,058	$9,506
Loans
Individually evaluated for impairment	$11,351	$12,903	$4,385	$—		$28,639
Collectively evaluated for impairment	809,751	89,360	300,174	75,384		1,274,669
Total	$821,102	$102,263	$304,559	$75,384		$1,303,308

	Allowance for Loan Losses
	Three Months Ended September 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2019	$2,080	$612	$1,882	$927	$2,536	$8,037
Charge-offs	(21)	(1)	—	(121)	—	(143)
Recoveries	25	1	25	31	—	82
Provision for loan losses	(24)	(57)	(38)	183	129	193
September 30, 2019	$2,060	$555	$1,869	$1,020	$2,665	$8,169

	Allowance for Loan Losses
	Nine Months Ended September 30, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(134)	(60)	(96)	(324)	—	(614)
Recoveries	98	2	143	117	—	360
Provision for loan losses	(467)	(162)	(170)	370	477	48
September 30, 2019	$2,060	$555	$1,869	$1,020	$2,665	$8,169

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$15	$26	$1,073	$—	$—	$1,114
Collectively evaluated for impairment	1,899	608	974	922	2,422	6,825
Total	$1,914	$634	$2,047	$922	$2,422	$7,939
Loans
Individually evaluated for impairment	$7,865	$14,840	$5,486	$—		$28,191
Collectively evaluated for impairment	693,076	102,080	293,083	70,140		1,158,379
Total	$700,941	$116,920	$298,569	$70,140		$1,186,570
The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	September 30, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,909	16,847	—	19,756	608	13	621	20,377
3 - High satisfactory	89,929	62,014	75,016	226,959	16,382	4,880	21,262	248,221
4 - Low satisfactory	381,347	152,647	—	533,994	32,794	18,146	50,940	584,934
5 - Special mention	18,127	6,717	—	24,844	13,140	3,547	16,687	41,531
6 - Substandard	7,047	7,138	—	14,185	5,914	3,301	9,215	23,400
7 - Vulnerable	27	1,337	—	1,364	2,911	437	3,348	4,712
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$499,386	$246,700	$75,016	$821,102	$71,939	$30,324	$102,263	$923,365

	December 31, 2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$390	$—	$390	$—	$—	$—	$390
2 - High quality	2,582	8,844	—	11,426	1,452	99	1,551	12,977
3 - High satisfactory	109,737	42,858	35,523	188,118	16,765	6,769	23,534	211,652
4 - Low satisfactory	377,198	94,847	—	472,045	42,798	20,861	63,659	535,704
5 - Special mention	15,372	3,470	—	18,842	7,165	3,754	10,919	29,761
6 - Substandard	4,874	3,625	—	8,499	9,136	3,836	12,972	21,471
7 - Vulnerable	390	1,231	—	1,621	2,711	1,574	4,285	5,906
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$510,153	$155,265	$35,523	$700,941	$80,027	$36,893	$116,920	$817,861

Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are as follows:
1. EXCELLENT – Substantially Risk Free
Credit has strong financial condition and solid earnings history, characterized by:
•High liquidity, strong cash flow, low leverage.
•Unquestioned ability to meet all obligations when due.
•Experienced management, with management succession in place.
•Secured by cash.
2. HIGH QUALITY – Limited Risk
Credit with sound financial condition and a positive trend in earnings supplemented by:
•Favorable liquidity and leverage ratios.
•Ability to meet all obligations when due.
•Management with successful track record.
•Steady and satisfactory earnings history.
•If loan is secured, collateral is of high quality and readily marketable.
•Access to alternative financing.
•Well defined primary and secondary source of repayment.
•If supported by guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.
3. HIGH SATISFACTORY – Reasonable Risk
Credit with satisfactory financial condition and further characterized by:
•Working capital adequate to support operations.
•Cash flow sufficient to pay debts as scheduled.
•Management experience and depth appear favorable.
•Loan performing according to terms.
•If loan is secured, collateral is acceptable and loan is fully protected.
4. LOW SATISFACTORY – Acceptable Risk
Credit with bankable risks, although some signs of weaknesses are shown:
•Would include most start-up businesses.
•Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past year.
•Management’s abilities are apparent yet unproven.
•Weakness in primary source of repayment with adequate secondary source of repayment.
•Loan structure generally in accordance with policy.
•If secured, loan collateral coverage is marginal.
To be classified as less than satisfactory, only one of the following criteria must be met.
5. SPECIAL MENTION – Criticized
Credit constitutes an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan:
•Downward trend in sales, profit levels, and margins.
•Impaired working capital position.
•Cash flow is strained in order to meet debt repayment.
•Loan delinquency (30-60 days) and overdrafts may occur.
•Shrinking equity cushion.

•Diminishing primary source of repayment and questionable secondary source.
•Management abilities are questionable.
•Weak industry conditions.
•Litigation pending against the borrower.
•Loan may need to be restructured to improve collateral position or reduce payments.
•Collateral or guaranty offers limited protection.
•Negative debt service coverage, however the credit is well collateralized and payments are current.
6. SUBSTANDARD – Classified
Credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. There is a distinct possibility we will implement collection procedures if the loan deficiencies are not corrected. Any commercial loan placed in nonaccrual status will be rated “7” or worse. In addition, the following characteristics may apply:
•Sustained losses have severely eroded the equity and cash flow.
•Deteriorating liquidity.
•Serious management problems or internal fraud.
•Original repayment terms liberalized.
•Likelihood of bankruptcy.
•Inability to access other funding sources.
•Reliance on secondary source of repayment.
•Litigation filed against borrower.
•Interest non-accrual may be warranted.
•Collateral provides little or no value.
•Requires excessive attention of the loan officer.
•Borrower is uncooperative with loan officer.
7. VULNERABLE – Classified
Credit is considered “Substandard” and warrants placing in nonaccrual status. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:
•Insufficient cash flow to service debt.
•Minimal or no payments being received.
•Limited options available to avoid the collection process.
•Transition status, expect action will take place to collect loan without immediate progress being made.
8. DOUBTFUL – Workout
Credit has all the weaknesses inherent in a “Substandard” loan with the added characteristic that collection and/or liquidation is pending. The possibility of a loss is extremely high, but its classification as a loss is deferred until liquidation procedures are completed, or reasonably estimable. Other characteristics that may apply:
•Normal operations are severely diminished or have ceased.
•Seriously impaired cash flow.
•Original repayment terms materially altered.
•Secondary source of repayment is inadequate.
•Survivability as a “going concern” is impossible.
•Collection process has begun.
•Bankruptcy petition has been filed.
•Judgments have been filed.
•Portion of the loan balance has been charged-off.

9. LOSS – Charge-off
Credit is considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. These loans are further characterized by:
•Liquidation or reorganization under Bankruptcy, with poor prospects of collection.
•Fraudulently overstated assets and/or earnings.
•Collateral has marginal or no value.
•Debtor cannot be located.
•Over 120 days delinquent.
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$151	$—	$—	$27	$178	$499,208	$499,386
Commercial other	567	—	—	1,337	1,904	244,796	246,700
Advances to mortgage brokers	—	—	—	—	—	75,016	75,016
Total commercial	718	—	—	1,364	2,082	819,020	821,102
Agricultural
Agricultural real estate	270	95	—	3,101	3,466	68,473	71,939
Agricultural other	—	—	—	437	437	29,887	30,324
Total agricultural	270	95	—	3,538	3,903	98,360	102,263
Residential real estate
Senior liens	891	208	—	44	1,143	267,160	268,303
Junior liens	17	—	—	—	17	4,249	4,266
Home equity lines of credit	—	—	—	—	—	31,990	31,990
Total residential real estate	908	208	—	44	1,160	303,399	304,559
Consumer
Secured	68	—	—	—	68	71,762	71,830
Unsecured	4	—	—	—	4	3,550	3,554
Total consumer	72	—	—	—	72	75,312	75,384
Total	$1,968	$303	$—	$4,946	$7,217	$1,296,091	$1,303,308

	December 31, 2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$139	$30	$—	$390	$559	$509,594	$510,153
Commercial other	531	156	—	1,231	1,918	153,347	155,265
Advances to mortgage brokers	—	—	—	—	—	35,523	35,523
Total commercial	670	186	—	1,621	2,477	698,464	700,941
Agricultural
Agricultural real estate	—	—	—	2,711	2,711	77,316	80,027
Agricultural other	—	—	—	1,574	1,574	35,319	36,893
Total agricultural	—	—	—	4,285	4,285	112,635	116,920
Residential real estate
Senior liens	3,463	258	—	557	4,278	253,894	258,172
Junior liens	65	—	—	—	65	5,766	5,831
Home equity lines of credit	157	—	—	72	229	34,337	34,566
Total residential real estate	3,685	258	—	629	4,572	293,997	298,569
Consumer
Secured	68	—	—	—	68	66,547	66,615
Unsecured	3	—	—	—	3	3,522	3,525
Total consumer	71	—	—	—	71	70,069	70,140
Total	$4,426	$444	$—	$6,535	$11,405	$1,175,165	$1,186,570
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:
1.There has been a charge-off of its principal balance (in whole or in part);
2.The loan has been classified as a TDR; or
3.The loan is in nonaccrual status.
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

The following is a summary of impaired loans as of:

	September 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$2,082	$2,325	$57	$517	$635	$15
Commercial other	883	883	2	—	—	—
Agricultural real estate	2,195	2,244	65	1,509	1,509	12
Agricultural other	1,355	1,355	2	1,355	1,355	14
Residential real estate senior liens	4,385	4,726	743	5,401	5,830	1,073
Total impaired loans with a valuation allowance	10,900	11,533	869	8,782	9,329	1,114
Impaired loans without a valuation allowance
Commercial real estate	2,640	2,714		4,961	5,224
Commercial other	5,746	5,746		2,387	2,387
Agricultural real estate	7,406	7,406		8,372	8,422
Agricultural other	1,947	1,947		3,604	3,604
Home equity lines of credit	—	—		85	385
Total impaired loans without a valuation allowance	17,739	17,813		19,409	20,022
Impaired loans
Commercial	11,351	11,668	59	7,865	8,246	15
Agricultural	12,903	12,952	67	14,840	14,890	26
Residential real estate	4,385	4,726	743	5,486	6,215	1,073
Total impaired loans	$28,639	$29,346	$869	$28,191	$29,351	$1,114

The following is a summary of impaired loans for the:

	Three Months Ended September 30
	2020		2019
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$1,564	$37	$1,546	$2
Commercial other	442	13	11	—
Agricultural real estate	2,198	27	1,513	10
Agricultural other	1,355	18	1,292	11
Residential real estate senior liens	4,600	48	6,096	14
Residential real estate junior liens	—	—	12	—
Total impaired loans with a valuation allowance	10,159	143	10,470	37
Impaired loans without a valuation allowance
Commercial real estate	3,285	43	4,664	12
Commercial other	4,503	59	2,607	7
Agricultural real estate	7,548	68	6,995	45
Agricultural other	1,947	21	3,820	45
Home equity lines of credit	56	—	63	—
Consumer secured	—	—	4	—
Total impaired loans without a valuation allowance	17,339	191	18,153	109
Impaired loans
Commercial	9,794	152	8,828	21
Agricultural	13,048	134	13,620	111
Residential real estate	4,656	48	6,171	14
Consumer	—	—	4	—
Total impaired loans	$27,498	$334	$28,623	$146

	Nine Months Ended September 30
	2020		2019
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$1,157	$83	$2,484	$58
Commercial other	454	19	11	—
Agricultural real estate	2,100	77	951	73
Agricultural other	1,355	60	659	20
Residential real estate senior liens	4,998	152	6,406	101
Residential real estate junior liens	—	—	12	—
Total impaired loans with a valuation allowance	10,064	391	10,523	252
Impaired loans without a valuation allowance
Commercial real estate	3,964	162	3,979	86
Commercial other	3,240	106	2,776	41
Agricultural real estate	7,590	214	7,308	110
Agricultural other	2,529	84	4,913	201
Home equity lines of credit	81	5	47	6
Consumer secured	1	—	7	—
Total impaired loans without a valuation allowance	17,405	571	19,030	444
Impaired loans
Commercial	8,815	370	9,250	185
Agricultural	13,574	435	13,831	404
Residential real estate	5,079	157	6,465	107
Consumer	1	—	7	—
Total impaired loans	$27,469	$962	$29,553	$696
As a result of line of credit agreements with borrowers, we had committed to advance $101 and $175 in additional funds to be disbursed in connection with impaired loans as of September 30, 2020 and December 31, 2019, respectively.
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
•Agreeing to an interest-only payment structure and delaying principal payments.
•Forgiving principal.
•Forgiving accrued interest.

To determine if a borrower is experiencing financial difficulties, factors we consider include:
•The borrower is currently in default on any debt.
•The borrower would likely default on any debt if the concession is not granted.
•The borrower’s cash flow is insufficient to service all debt if the concession is not granted.
•The borrower has declared, or is in the process of declaring, bankruptcy.
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended September 30
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$3,740	$3,740	—	$—	$—
Agricultural other	—	—	—	1	25	25
Total	4	$3,740	$3,740	1	$25	$25

	Nine Months Ended September 30
	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	6	$4,702	$4,702	2	$184	$184
Agricultural other	4	2,361	2,361	4	1,859	1,859
Residential real estate	2	94	94	—	—	—
Total	12	$7,157	$7,157	6	$2,043	$2,043
The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30
	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$68	3	$3,672	—	$—	—	$—
Agricultural other	—	—	—	—	1	25	—	—
Total	1	$68	3	$3,672	1	$25	—	$—

	Nine Months Ended September 30
	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	2	$987	4	$3,715	—	$—	2	$184
Agricultural other	—	—	4	2,361	1	25	3	1,834
Residential real estate	—	—	2	94	—	—	—	—
Total	2	$987	10	$6,170	1	$25	5	$2,018
We did not restructure any loans by forgiving principal or accrued interest in the three and nine-month periods ended September 30, 2020 or 2019.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

We had no loans that defaulted in the three and nine-month periods ended September 30, 2020 and 2019 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	September 30 2020	December 31 2019
TDRs	$25,954	$24,737
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days. As of September 30, 2020, we had active loan payment deferrals totaling $98,680, or 7.6% of gross loans. This compares favorably to $306,103, or 23.8% of gross loans, as of June 30, 2020 as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments as of September 30, 2020.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of September 30, 2020.
Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB advances	$205,000	2.24%	$245,000	2.32%
Securities sold under agreements to repurchase without stated maturity dates	33,349	0.09%	30,999	0.09%
Total	$238,349	1.94%	$275,999	2.07%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
Fixed rate due 2020	$15,000	1.75%	$55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	0.58%	10,000	2.20%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	45,000	2.97%	45,000	2.97%
Fixed rate due 2024	55,000	2.68%	55,000	2.68%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$205,000	2.24%	$245,000	2.32%
(1)Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $33,375 and $31,020 at September 30, 2020 and December 31, 2019, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three and nine-month periods ended September 30, 2020 and 2019.

A summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased was as follows for the:

	Three Months Ended September 30
	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$33,349	$30,578	0.10%	$32,386	$32,520	0.09%
Federal funds purchased	$—	$5	0.49%	$—	$317	2.61%

	Nine Months Ended September 30
	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$33,349	$30,845	0.10%	$37,441	$31,350	0.10%
Federal funds purchased	$—	$2	0.49%	$7,070	$919	2.64%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2020	December 31 2019
Pledged to secure borrowed funds	$340,685	$368,310
Pledged to secure repurchase agreements	33,375	31,020
Pledged for public deposits and for other purposes necessary or required by law	40,493	59,537
Total	$414,553	$458,867
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2020	December 31 2019
States and political subdivisions	$17,026	$31,020
Mortgage-backed securities	9,081	—
Collateralized mortgage obligations	7,268	—
Total	$33,375	$31,020
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2020, we had the ability to borrow up to an additional $150,819, based on assets pledged as collateral. We had no investment securities that were restricted from being pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	September 30, 2020
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	0.6	$10,000	Other liabilities	$(78)

	December 31, 2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.3	$10,000	Other assets	$67
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Average number of common shares outstanding for basic calculation	7,966,811	7,925,332	7,945,762	7,904,568
Average potential effect of common shares in the Directors Plan (1)	144,472	181,536	151,040	186,720
Average number of common shares outstanding used to calculate diluted earnings per common share	8,111,283	8,106,868	8,096,802	8,091,288
Net income	$4,357	$4,442	$11,608	$12,126
Earnings per common share
Basic	$0.55	$0.56	$1.46	$1.53
Diluted	$0.54	$0.55	$1.43	$1.50
(1)Exclusive of shares held in the Rabbi Trust

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
Also on June 24, 2020, we made initial grants under the RSP to eligible employees listed above. All Grant Agreements contain vesting conditions and clawback provisions. As of September 30, 2020, we did not believe the achievement of the targets specified in an award pursuant to the RSP to be probable and therefore, did not recognize any compensation expense pursuant to the RSP.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Audit, consulting, and legal fees	$417	$500	$1,348	$1,406
ATM and debit card fees	373	308	1,024	854
Marketing costs	209	248	677	561
Loan underwriting fees	199	185	577	669
Donations and community relations	131	330	566	660
Memberships and subscriptions	188	176	546	519
Director fees	168	195	527	592
FDIC insurance premiums	159	(282)	459	50
Postage and freight	118	112	370	362
All other	572	620	1,752	1,911
Total other noninterest expenses	$2,534	$2,392	$7,846	$7,584
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Income taxes at statutory rate	$1,069	$1,065	$2,752	$2,866
Effect of nontaxable income
Interest income on tax exempt municipal securities	(176)	(224)	(570)	(704)
Earnings on corporate owned life insurance policies	(40)	(39)	(301)	(118)
Other	(4)	(4)	(12)	(12)
Total effect of nontaxable income	(220)	(267)	(883)	(834)
Effect of nondeductible expenses	7	14	14	27
Effect of tax credits	(122)	(182)	(388)	(539)
Federal income tax expense	$734	$630	$1,495	$1,520

Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2020				2019
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$11,139	$(77)	$(2,695)	$8,367	$3,417	$91	$(2,741)	$767
OCI before reclassifications	(66)	20	—	(46)	1,724	(37)	—	1,687
Amounts reclassified from AOCI	—	—	—	—	(6)	—	—	(6)
Subtotal	(66)	20	—	(46)	1,718	(37)	—	1,681
Tax effect	58	(4)		54	(310)	8	—	(302)
OCI, net of tax	(8)	16	—	8	1,408	(29)	—	1,379
Balance, September 30	$11,131	$(61)	$(2,695)	$8,375	$4,825	$62	$(2,741)	$2,146

	Nine Months Ended September 30
	2020				2019
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$4,612	$54	$(2,695)	$1,971	$(5,200)	$256	$(2,741)	$(7,685)
OCI before reclassifications	8,304	(145)	—	8,159	12,554	(245)	—	12,309
Amounts reclassified from AOCI	(71)	—	—	(71)	(6)	—	—	(6)
Subtotal	8,233	(145)	—	8,088	12,548	(245)	—	12,303
Tax effect	(1,714)	30	—	(1,684)	(2,523)	51	—	(2,472)
OCI, net of tax	6,519	(115)	—	6,404	10,025	(194)	—	9,831
Balance, September 30	$11,131	$(61)	$(2,695)	$8,375	$4,825	$62	$(2,741)	$2,146
Included in OCI for the three and nine-month periods ended September 30, 2020 and 2019 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$215	$(281)	$(66)	$240	$1,484	$1,724
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(6)	(6)
Net unrealized gains (losses)	215	(281)	(66)	240	1,478	1,718
Tax effect	—	58	58	—	(310)	(310)
Unrealized gains (losses), net of tax	$215	$(223)	$(8)	$240	$1,168	$1,408

	Nine Months Ended September 30
	2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$75	$8,229	$8,304	$535	$12,019	$12,554
Reclassification adjustment for net (gains) losses included in net income	—	(71)	(71)	—	(6)	(6)
Net unrealized gains (losses)	75	8,158	8,233	535	12,013	12,548
Tax effect	—	(1,714)	(1,714)	—	(2,523)	(2,523)
Unrealized gains (losses), net of tax	$75	$6,444	$6,519	$535	$9,490	$10,025

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

The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 40%	25%
		Equipment	20% - 40%	32%
Discounted value	$19,333	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	26%

	December 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	22%
		Equipment	20% - 40%	32%
Discounted value	$19,135	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	28%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$165,749	$165,749	$165,749	$—	$—
Mortgage loans AFS	4,661	4,701	—	4,701	—
Gross loans	1,303,308	1,303,380	—	—	1,303,380
Less allowance for loan and lease losses	9,506	9,506	—	—	9,506
Net loans	1,293,802	1,293,874	—	—	1,293,874
Accrued interest receivable	8,458	8,458	8,458	—	—
Equity securities without readily determinable fair values (1)	21,690	N/A	—	—	—
OMSR	2,185	2,221	—	2,221	—
LIABILITIES
Deposits without stated maturities	1,115,374	1,115,374	1,115,374	—	—
Deposits with stated maturities	379,721	387,369	—	387,369	—
Borrowed funds	238,349	247,211	—	247,211	—
Accrued interest payable	663	663	663	—	—

	December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$60,572	$60,572	$60,572	$—	$—
Mortgage loans AFS	904	925	—	925	—
Gross loans	1,186,570	1,170,370	—	—	1,170,370
Less allowance for loan and lease losses	7,939	7,939	—	—	7,939
Net loans	1,178,631	1,162,431	—	—	1,162,431
Accrued interest receivable	6,501	6,501	6,501	—	—
Equity securities without readily determinable fair values (1)	21,629	N/A	—	—	—
OMSR	2,264	2,264	—	2,264	—
LIABILITIES
Deposits without stated maturities	906,232	906,232	906,232	—	—
Deposits with stated maturities	407,619	409,600	—	409,600	—
Borrowed funds	275,999	278,761	—	278,761	—
Accrued interest payable	860	860	860	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
States and political subdivisions	$148,401	$—	$148,401	$—	$169,752	$—	$169,752	$—
Auction rate money market preferred	3,194	—	3,194	—	3,119	—	3,119	—
Mortgage-backed securities	104,165	—	104,165	—	140,204	—	140,204	—
Collateralized mortgage obligations	107,294	—	107,294	—	116,764	—	116,764	—
Total AFS securities	363,054	—	363,054	—	429,839	—	429,839	—
Derivative instruments	78	—	78	—	67	—	67	—
Nonrecurring items
Impaired loans (net of the ALLL)	19,333	—	—	19,333	19,135	—	—	19,135
OMSR	2,185	—	2,185	—	2,264	—	2,264	—
Total	$384,650	$—	$365,317	$19,333	$451,305	$—	$432,170	$19,135
Percent of assets and liabilities measured at fair value		—%	94.97%	5.03%		—%	95.76%	4.24%
We recorded an impairment related to OMSR of $316 and $81 through earnings for the nine-month period ended September 30, 2020 and 2019, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2020. Further, we had no unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of September 30, 2020 and December 31, 2019 and for the three and nine-month periods ended September 30, 2020 and 2019, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2020	December 31 2019
ASSETS
Cash on deposit at the Bank	$627	$1,360
Investments in subsidiaries	170,268	157,415
Premises and equipment	1,505	1,539
Other assets	50,184	49,887
TOTAL ASSETS	$222,584	$210,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$39	$19
Shareholders' equity	222,545	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,584	$210,201

Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Income
Dividends from subsidiaries	$2,600	$2,400	$6,200	$5,500
Interest income	—	1	1	5
Other income (loss)	181	181	308	394
Total income	2,781	2,582	6,509	5,899
Expenses
Occupancy and equipment	15	15	45	44
Audit, consulting, and legal fees	119	110	426	355
Director fees	86	90	269	277
Other	282	254	885	872
Total expenses	502	469	1,625	1,548
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,279	2,113	4,884	4,351
Federal income tax benefit	67	60	276	239
Income before equity in undistributed earnings of subsidiaries	2,346	2,173	5,160	4,590
Undistributed earnings of subsidiaries	2,011	2,269	6,448	7,536
Net income	$4,357	$4,442	$11,608	$12,126
Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2020	2019
Operating activities
Net income	$11,608	$12,126
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(6,448)	(7,536)
Undistributed earnings of equity securities without readily determinable fair values	(61)	(182)
Share-based payment awards under equity compensation plan	334	415
Depreciation	34	34
Changes in operating assets and liabilities which provided (used) cash
Other assets	(236)	(35)
Other liabilities	19	641
Net cash provided by (used in) operating activities	5,250	5,463
Investing activities - none
Financing activities
Cash dividends paid on common stock	(6,386)	(6,149)
Proceeds from the issuance of common stock	3,274	3,672
Common stock repurchased	(1,619)	(2,140)
Common stock purchased for deferred compensation obligations	(1,252)	(898)
Net cash provided by (used in) financing activities	(5,983)	(5,515)
Increase (decrease) in cash and cash equivalents	(733)	(52)
Cash and cash equivalents at beginning of period	1,360	2,499
Cash and cash equivalents at end of period	$627	$2,447

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and nine-month periods ended September 30, 2020 and 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2020, we reported net income of $4,357 and $11,608 and earnings per common share of $0.55 and $1.46, respectively. Net income and earnings per common share for the same periods of 2019 were $4,442 and $12,126 and $0.56 and $1.53, respectively. A decline in the interest rate environment was a large driver of a $2,687 decrease in interest income for the first nine months of 2020 compared to the same period in 2019. Interest expense on deposits and borrowings decreased $2,402 for the nine-month period ended September 30, 2020 compared to the same period in 2019 primarily due to reduced interest rates and reduced reliance on higher-cost borrowings. Net interest income decreased by $285 for the nine-month period ended September 30, 2020 in comparison to the same period in 2019. The provision for loan losses increased by $1,361 for the nine-month period ended September 30, 2020 compared to the same period in 2019 as the result of increased economic and environmental risk factors, predominantly driven by COVID-19. Noninterest income increased $1,540 during the first nine months of 2020 compared to the same period in 2019, mainly as a result of gains from the redemption of corporate owned life insurance policies and net gain on sold mortgage loans. Noninterest expenses for the first nine months of 2020 exceeded the same period in 2019 by $437, primarily due to an FDIC assessment credit recognized during the third quarter of 2019.
As of September 30, 2020, total assets and assets under management were $1,971,697 and $2,664,951, respectively. Assets under management include loans sold and serviced of $289,524 and investment and trust assets managed by Isabella Wealth of $403,730, in addition to assets on our consolidated balance sheet. In the first half of 2020, the Bank’s investment and trust services business was re-engineered and rebranded as Isabella Wealth to enhance the client experience, build scalability and expand market awareness.
Our securities portfolio has strategically declined $66,785 since December 31, 2019, predominantly as a result of maturities and sales of AFS securities. Due to the flat yield curve that has existed for over a year, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Loans outstanding as of September 30, 2020 totaled $1,303,308. During the first nine months of 2020, gross loans increased $116,738 which was largely driven by SBA PPP loans. Total deposits were $1,495,095 as of September 30, 2020 and increased $181,244 during the first nine months of 2020. Demand and savings deposits were the main drivers of the increase in deposits, largely as a result of SBA PPP and government stimulus funds. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.89% and 2.93% for the three and nine months ended September 30, 2020. This compares to 3.13% and 3.07% for the three and nine months ended September 30, 2019. Management has put in place strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and deposits and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. However, the current interest rate environment has had a negative impact on our net yields on interest earning assets and future improvement may be gradual. We are actively committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, managing operating costs and increasing our presence within our geographical footprint.
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

Also on June 24, 2020, we made initial grants under the RSP to the Corporation's President and CEO, CFO and the Bank's President. All Grant Agreements contain vesting conditions and clawback provisions. As of September 30, 2020, we did not believe the achievement of the targets specified in an award pursuant to the RSP to be probable and therefore, did not recognize any compensation expense pursuant to the RSP.
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
The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the PPP, which enables businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted April 3, 2020.  We are proud to facilitate SBA PPP loans to businesses throughout the communities in which we serve. As of September 30, 2020, we funded more than 950 SBA PPP loans for a total of $99,459. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP.  The capital rule was issued April 9, 2020, with an immediate effective date.
Many of our customers have expressed their general concern about the uncertain economic conditions, but it is premature to reasonably predict the magnitude of the impact. One measure we took to assist our customers included reduced service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees to ease the financial stress of our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  As of September 30, 2020, we had active loan payment deferrals totaling $98,680, or 7.6% of gross loans. This compares favorably to $306,103, or 23.8% of gross loans as of June 30, 2020, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments as of September 30, 2020.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of September 30, 2020. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic has impacted our operations, customers, and various areas of risk. With the uncertainty created by COVID-19, it's challenging to determine the full impact of the COVID-19 pandemic on our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in the interim 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.
Subsequent Events
We evaluated subsequent events after September 30, 2020 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between September 30, 2020 and the date our consolidated financial statements were issued.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
INCOME STATEMENT DATA
Interest income	$15,700	$15,869	$16,201	$16,849	$17,161
Interest expense	3,203	3,565	4,199	4,492	4,550
Net interest income	12,497	12,304	12,002	12,357	12,611
Provision for loan losses	516	105	788	(18)	193
Noninterest income	4,060	3,246	2,998	(725)	3,274
Noninterest expenses	10,950	10,700	10,945	10,892	10,620
Federal income tax expense (benefit)	734	558	203	(140)	630
Net income	$4,357	$4,187	$3,064	$898	$4,442
PER SHARE
Basic earnings	$0.55	$0.53	$0.39	$0.12	$0.56
Diluted earnings	$0.54	$0.52	$0.38	$0.11	$0.55
Dividends	$0.27	$0.27	$0.27	$0.27	$0.26
Tangible book value	$21.75	$21.52	$21.10	$20.45	$20.66
Quoted market value
High	$19.00	$19.50	$24.50	$24.80	$23.45
Low	$15.75	$15.60	$16.00	$22.25	$22.01
Close (1)	$16.74	$18.25	$18.00	$24.31	$22.30
Common shares outstanding (1)	8,007,901	7,977,019	7,921,291	7,910,804	7,938,234
PERFORMANCE RATIOS
Return on average total assets	0.90%	0.89%	0.68%	0.20%	0.98%
Return on average shareholders' equity	7.78%	7.63%	5.68%	1.66%	8.37%
Return on average tangible shareholders' equity	9.93%	9.81%	7.35%	2.18%	10.87%
Net interest margin yield (FTE)	2.89%	2.92%	2.98%	3.06%	3.13%
BALANCE SHEET DATA (1)
Gross loans	$1,303,308	$1,284,385	$1,175,936	$1,186,570	$1,191,804
AFS securities	$363,054	$380,414	$407,189	$429,839	$445,529
Total assets	$1,971,697	$1,913,227	$1,815,904	$1,814,198	$1,813,684
Deposits	$1,495,095	$1,440,678	$1,322,083	$1,313,851	$1,308,773
Borrowed funds	$238,349	$236,268	$263,171	$275,999	$277,386
Shareholders' equity	$222,545	$219,991	$215,498	$210,182	$212,376
Gross loans to deposits	87.17%	89.15%	88.95%	90.31%	91.06%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$289,524	$263,332	$257,285	$259,375	$258,873
Assets managed by Isabella Wealth	$403,730	$395,214	$359,968	$436,181	$475,574
Total assets under management	$2,664,951	$2,571,773	$2,433,157	$2,509,754	$2,548,131
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.38%	0.42%	0.59%	0.55%	0.59%
Nonperforming assets to total assets	0.30%	0.33%	0.43%	0.40%	0.42%
ALLL to gross loans	0.73%	0.69%	0.74%	0.67%	0.69%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.29%	11.50%	11.87%	11.59%	11.71%
Tier 1 leverage	8.76%	8.86%	9.09%	9.01%	9.16%
Common equity tier 1 capital	12.90%	12.90%	12.72%	12.56%	12.58%
Tier 1 risk-based capital	12.90%	12.90%	12.72%	12.56%	12.58%
Total risk-based capital	13.64%	13.60%	13.41%	13.18%	13.21%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine-month periods ended:

	September 30 2020	September 30 2019	September 30 2018
INCOME STATEMENT DATA
Interest income	$47,770	$50,457	$47,253
Interest expense	10,967	13,369	11,373
Net interest income	36,803	37,088	35,880
Provision for loan losses	1,409	48	636
Noninterest income	10,304	8,764	8,116
Noninterest expenses	32,595	32,158	31,982
Federal income tax expense (benefit)	1,495	1,520	887
Net income	$11,608	$12,126	$10,491
PER SHARE
Basic earnings	$1.46	$1.53	$1.33
Diluted earnings	$1.43	$1.50	$1.30
Dividends	$0.81	$0.78	$0.78
Tangible book value	$21.75	$20.66	$17.89
Quoted market value
High	$24.50	$24.50	$28.25
Low	$15.60	$22.01	$26.05
Close (1)	$16.74	$22.30	$26.75
Common shares outstanding (1)	8,007,901	7,938,234	7,830,940
PERFORMANCE RATIOS
Return on average total assets	0.82%	0.89%	0.77%
Return on average shareholders' equity	7.04%	7.85%	7.22%
Return on average tangible shareholders' equity	9.05%	10.29%	9.69%
Net interest margin yield (FTE)	2.93%	3.07%	2.97%
BALANCE SHEET DATA (1)
Gross loans	$1,303,308	$1,191,804	$1,139,930
AFS securities	$363,054	$445,529	$501,139
Total assets	$1,971,697	$1,813,684	$1,833,663
Deposits	$1,495,095	$1,308,773	$1,276,806
Borrowed funds	$238,349	$277,386	$359,776
Shareholders' equity	$222,545	$212,376	$188,536
Gross loans to deposits	87.17%	91.06%	89.28%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$289,524	$258,873	$257,400
Assets managed by Isabella Wealth	$403,730	$475,574	$504,371
Total assets under management	$2,664,951	$2,548,131	$2,595,434
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.38%	0.59%	0.65%
Nonperforming assets to total assets	0.30%	0.42%	0.42%
ALLL to gross loans	0.73%	0.69%	0.71%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.29%	11.71%	10.28%
Tier 1 leverage	8.76%	9.16%	8.49%
Common equity tier 1 capital	12.90%	12.58%	12.18%
Tier 1 risk-based capital	12.90%	12.58%	12.18%
Total risk-based capital	13.64%	13.21%	12.83%
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

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,275,297	$13,554	4.25%	$1,241,856	$13,297	4.28%	$1,177,257	$14,020	4.76%
Taxable investment securities	223,119	1,071	1.92%	237,769	1,352	2.27%	288,374	1,691	2.35%
Nontaxable investment securities	135,168	1,238	3.66%	141,229	1,333	3.78%	164,159	1,557	3.79%
Fed funds sold	—	—	—%	12	—	0.04%	218	2	2.83%
Other	140,042	164	0.47%	111,702	234	0.84%	32,694	297	3.63%
Total earning assets	1,773,626	16,027	3.61%	1,732,568	16,216	3.74%	1,662,702	17,567	4.23%
NONEARNING ASSETS
Allowance for loan losses	(8,996)			(8,769)			(8,072)
Cash and demand deposits due from banks	29,311			20,389			21,078
Premises and equipment	25,627			25,854			26,749
Accrued income and other assets	122,279			120,444			111,927
Total assets	$1,941,847			$1,890,486			$1,814,384
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$277,695	$94	0.14%	$249,735	$86	0.14%	$234,164	$76	0.13%
Savings deposits	462,867	173	0.15%	447,416	257	0.23%	381,458	644	0.68%
Time deposits	375,916	1,729	1.84%	387,636	1,904	1.96%	429,407	2,260	2.11%
Borrowed funds	235,583	1,207	2.05%	253,838	1,318	2.08%	300,120	1,570	2.09%
Total interest bearing liabilities	1,352,061	3,203	0.95%	1,338,625	3,565	1.07%	1,345,149	4,550	1.35%
NONINTEREST BEARING LIABILITIES
Demand deposits	349,212			317,035			242,092
Other	16,441			15,355			14,753
Shareholders’ equity	224,133			219,471			212,390
Total liabilities and shareholders’ equity	$1,941,847			$1,890,486			$1,814,384
Net interest income (FTE)		$12,824			$12,651			$13,017
Net yield on interest earning assets (FTE)			2.89%			2.92%			3.13%

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,228,579	$40,105	4.35%	$1,154,715	$40,498	4.68%
Taxable investment securities (1)	237,509	3,912	2.20%	305,880	5,522	2.41%
Nontaxable investment securities	142,893	3,989	3.72%	172,091	4,867	3.77%
Fed funds sold	4	—	0.07%	82	2	2.51%
Other	114,108	803	0.94%	32,846	824	3.34%
Total earning assets	1,723,093	48,809	3.78%	1,665,614	51,713	4.14%
NONEARNING ASSETS
Allowance for loan losses	(8,580)			(8,274)
Cash and demand deposits due from banks	23,772			19,793
Premises and equipment	25,911			27,257
Accrued income and other assets	117,852			106,304
Total assets	$1,882,048			$1,810,694
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$254,283	$263	0.14%	$233,484	$227	0.13%
Savings deposits	445,702	1,064	0.32%	379,116	1,845	0.65%
Time deposits	389,375	5,707	1.95%	431,959	6,491	2.00%
Borrowed funds	253,292	3,933	2.07%	314,430	4,806	2.04%
Total interest bearing liabilities	1,342,652	10,967	1.09%	1,358,989	13,369	1.31%
NONINTEREST BEARING LIABILITIES
Demand deposits	304,322			232,996
Other	15,314			12,665
Shareholders’ equity	219,760			206,044
Total liabilities and shareholders’ equity	$1,882,048			$1,810,694
Net interest income (FTE)		$37,842			$38,344
Net yield on interest earning assets (FTE)			2.93%			3.07%
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities, as well as market interest rates. While we exert some control over these factors, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by including the income tax savings from interest on tax exempt loans and nontaxable investment securities, thus making year to year comparisons more meaningful.

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

	Three Months Ended September 30, 2020 Compared to June 30, 2020 Increase (Decrease) Due to			Three Months Ended September 30, 2020 Compared to September 30, 2019 Increase (Decrease) Due to			Nine Months Ended September 30, 2020 Compared to September 30, 2019 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$356	$(99)	$257	$1,112	$(1,578)	$(466)	$2,504	$(2,897)	$(393)
Taxable investment securities	(80)	(201)	(281)	(344)	(276)	(620)	(1,157)	(453)	(1,610)
Nontaxable investment securities	(56)	(39)	(95)	(267)	(52)	(319)	(816)	(62)	(878)
Fed Funds Sold	—	—	—	(1)	(1)	(2)	(1)	(1)	(2)
Other	50	(120)	(70)	304	(437)	(133)	902	(923)	(21)
Total changes in interest income	270	(459)	(189)	804	(2,344)	(1,540)	1,432	(4,336)	(2,904)
Changes in interest expense
Interest bearing demand deposits	9	(1)	8	15	3	18	21	15	36
Savings deposits	9	(93)	(84)	114	(585)	(471)	282	(1,063)	(781)
Time deposits	(56)	(119)	(175)	(264)	(267)	(531)	(627)	(157)	(784)
Borrowed funds	(94)	(17)	(111)	(331)	(32)	(363)	(948)	75	(873)
Total changes in interest expense	(132)	(230)	(362)	(466)	(881)	(1,347)	(1,272)	(1,130)	(2,402)
Net change in interest margin (FTE)	$402	$(229)	$173	$1,270	$(1,463)	$(193)	$2,704	$(3,206)	$(502)
The flattening of the yield curve and recent rate reductions placed pressure on our net interest margin and led to a decline in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual or may not occur during the remainder of 2020.

	Average Yield / Rate for the Three-Month Periods Ended:
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Total earning assets	3.61%	3.74%	3.99%	4.13%	4.23%
Total interest bearing liabilities	0.95%	1.07%	1.26%	1.34%	1.35%
Net yield on interest earning assets (FTE)	2.89%	2.92%	2.98%	3.06%	3.13%

	Quarter to Date Net Interest Income (FTE)
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Total interest income (FTE)	$16,027	$16,216	$16,566	$17,245	$17,567
Total interest expense	3,203	3,565	4,199	4,492	4,550
Net interest income (FTE)	$12,824	$12,651	$12,367	$12,753	$13,017

Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of incurred losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated within each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a representation of other qualitative risks that reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
ALLL at beginning of period	$8,877	$8,037	$7,939	$8,375
Charge-offs
Commercial	2	21	7	134
Agricultural	—	1	22	60
Residential real estate	13	—	28	96
Consumer	31	121	213	324
Total charge-offs	46	143	270	614
Recoveries
Commercial	81	25	133	98
Agricultural	2	1	37	2
Residential real estate	36	25	102	143
Consumer	40	31	156	117
Total recoveries	159	82	428	360
Net loan charge-offs (recoveries)	(113)	61	(158)	254
Provision for loan losses	516	193	1,409	48
ALLL at end of period	$9,506	$8,169	$9,506	$8,169
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.01%	(0.01)%	0.02%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Total charge-offs	$46	$66	$158	$334	$143
Total recoveries	159	141	128	122	82
Net loan charge-offs (recoveries)	(113)	(75)	30	212	61
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	(0.01)%	—%	0.02%	0.01%
Provision for loan losses	$516	$105	$788	$(18)	$193
Provision for loan losses to average loans outstanding	0.04%	0.01%	0.07%	—%	0.02%
ALLL	$9,506	$8,877	$8,697	$7,939	$8,169
ALLL as a % of loans at end of period	0.73%	0.69%	0.74%	0.67%	0.69%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2020. However, the COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during the first and third quarters of this year as a result of increased economic and environmental related risk factors, primarily driven by

COVID-19. While these same risk factors resulted in an increase to the ALLL during the second quarter as well, improvement in credit quality indicators and reserves for loans individually evaluated for impairment offset much of the increase.
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
The following table illustrates the two main components of the ALLL as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
ALLL
Individually evaluated for impairment	$869	$950	$1,309	$1,114	$1,333
Collectively evaluated for impairment	8,637	7,927	7,388	6,825	6,836
Total	$9,506	$8,877	$8,697	$7,939	$8,169
ALLL to gross loans
Individually evaluated for impairment	0.07%	0.07%	0.11%	0.09%	0.11%
Collectively evaluated for impairment	0.66%	0.62%	0.63%	0.58%	0.58%
Total	0.73%	0.69%	0.74%	0.67%	0.69%
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

	Total Past Due and Nonaccrual Loans
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Commercial	$2,082	$1,986	$6,180	$2,477	$3,175
Agricultural	3,903	4,455	4,870	4,285	4,800
Residential real estate	1,160	384	3,426	4,572	1,999
Consumer	72	45	366	71	162
Total	$7,217	$6,870	$14,842	$11,405	$10,136
Total past due and nonaccrual loans to gross loans	0.55%	0.53%	1.26%	0.96%	0.85%
The increase in past due and nonaccrual status loans during the first quarter of 2020 was primarily the result of deterioration in credit quality for a small number of commercial loans. This increase was not a result of the economic impact of COVID-19 or any other apparent factor. During the last two quarters, past due and nonaccrual status loans declined in comparison to the recent periods.
We have implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators such as the balance of past due and nonaccrual status loans.
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Troubled Debt Restructurings
We have taken a proactive approach to assist borrowers who are willing to work with us in modifying their loans, thus making them less likely to default, and to avoid foreclosure. This approach has permitted certain borrowers to accept a payment structure that will allow them to continue making payments in lieu of foreclosure. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. The majority of modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of September 30, 2020 or December 31, 2019.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended September 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2020	111	$20,589	5	$2,596	116	$23,185
New modifications	3	3,630	1	110	4	3,740
Principal advances (payments)	—	(206)	—	(9)	—	(215)
Loans paid off	(7)	(756)	—	—	(7)	(756)
September 30, 2020	107	$23,257	6	$2,697	113	$25,954

	Nine Months Ended September 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	10	6,554	2	603	12	7,157
Principal advances (payments)	—	(1,280)	—	(139)	—	(1,419)
Loans paid off	(26)	(3,315)	(2)	(850)	(28)	(4,165)
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
September 30, 2020	107	$23,257	6	$2,697	113	$25,954

	Three Months Ended September 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2019	122	$20,310	22	$5,655	144	$25,965
New modifications	1	25	—	—	1	25
Principal advances (payments)	—	(260)	—	(120)	—	(380)
Loans paid off	(4)	(294)	(2)	(617)	(6)	(911)
Transfers to accrual status	8	1,142	(8)	(1,142)	—	—
Transfers to nonaccrual status	(1)	(30)	1	30	—	—
September 30, 2019	126	$20,893	13	$3,806	139	$24,699

	Nine Months Ended September 30, 2019
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	6	2,043	—	—	6	2,043
Principal advances (payments)	—	(980)	—	(380)	—	(1,360)
Loans paid off	(16)	(1,487)	(11)	(1,335)	(27)	(2,822)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	9	1,219	(9)	(1,219)	—	—
Transfers to nonaccrual status	(6)	(3,302)	6	3,302	—	—
September 30, 2019	126	$20,893	13	$3,806	139	$24,699
The following table summarizes our TDRs as of:

	September 30, 2020			December 31, 2019
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$23,150	$591	$23,741	$20,847	$507	$21,354	$2,387
Past due 30-59 days	66	—	66	346	—	346	(280)
Past due 60-89 days	41	2,106	2,147	1	—	1	2,146
Past due 90 days or more	—	—	—	—	3,036	3,036	(3,036)
Total	$23,257	$2,697	$25,954	$21,194	$3,543	$24,737	$1,217
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of September 30, 2020.
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$4,579	$4,833	$57	$5,325	$5,643	$15
Commercial other	5,398	5,398	2	1,156	1,156	—
Agricultural real estate	8,894	8,893	60	9,182	9,181	12
Agricultural other	3,033	3,033	2	4,421	4,421	14
Residential real estate senior liens	4,050	4,244	687	4,641	4,923	922
Home equity lines of credit	—	—	—	12	312	—
Total TDRs	25,954	26,401	808	24,737	25,636	963
Other impaired loans
Commercial real estate	143	206	—	153	216	—
Commercial other	1,231	1,231	—	1,231	1,231	—
Agricultural real estate	707	757	5	699	750	—
Agricultural other	269	269	—	538	538	—
Residential real estate senior liens	335	482	56	760	907	151
Home equity lines of credit	—	—	—	73	73	—
Total other impaired loans	2,685	2,945	61	3,454	3,715	151
Total impaired loans	$28,639	$29,346	$869	$28,191	$29,351	$1,114
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

Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Nonaccrual status loans	$4,946	$5,319	$6,913	$6,535	$6,962
Accruing loans past due 90 days or more	—	53	40	—	40
Total nonperforming loans	4,946	5,372	6,953	6,535	7,002
Foreclosed assets	651	776	564	456	468
Debt securities	230	230	230	230	230
Total nonperforming assets	$5,827	$6,378	$7,747	$7,221	$7,700
Nonperforming loans as a % of total loans	0.38%	0.42%	0.59%	0.55%	0.59%
Nonperforming assets as a % of total assets	0.30%	0.33%	0.43%	0.40%	0.42%
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
The following table summarizes nonaccrual loans as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Commercial	$1,364	$1,367	$1,643	$1,621	$1,632
Agricultural	3,538	3,656	4,606	4,285	4,520
Residential real estate	44	296	661	629	810
Consumer	—	—	3	—	—
Total	$4,946	$5,319	$6,913	$6,535	$6,962
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Commercial	$134	$28	$304	$390	$390
Agricultural	2,563	2,568	3,441	3,048	3,309
Residential real estate	—	—	104	105	107
Total	$2,697	$2,596	$3,849	$3,543	$3,806
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

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2020	2019	$	%
Service charges and fees
ATM and debit card fees	$1,003	$867	$136	15.69%
Service charges and fees on deposit accounts	436	621	(185)	(29.79)%
Freddie Mac servicing fee	162	160	2	1.25%
Net OMSR income (loss)	271	(22)	293	N/M
Other fees for customer services	78	79	(1)	(1.27)%
Total service charges and fees	1,950	1,705	245	14.37%
Wealth management fees	649	689	(40)	(5.81)%
Net gain on sale of mortgage loans	1,036	199	837	420.60%
Earnings on corporate owned life insurance policies	187	190	(3)	(1.58)%
All other	238	491	(253)	(51.53)%
Total noninterest income	$4,060	$3,274	$786	24.01%

	Nine Months Ended September 30
			Change
	2020	2019	$	%
Service charges and fees
ATM and debit card fees	$2,680	$2,332	$348	14.92%
Service charges and fees on deposit accounts	1,373	1,717	(344)	(20.03)%
Freddie Mac servicing fee	476	471	5	1.06%
Net OMSR income (loss)	(79)	(60)	(19)	(31.67)%
Other fees for customer services	239	246	(7)	(2.85)%
Total service charges and fees	4,689	4,706	(17)	(0.36)%
Wealth management fees	1,877	2,146	(269)	(12.53)%
Net gain on sale of mortgage loans	1,653	408	1,245	305.15%
Gains from redemption of corporate owned life insurance policies	873	—	873	N/M
Earnings on corporate owned life insurance policies	558	564	(6)	(1.06)%
All other	654	940	(286)	(30.43)%
Total noninterest income	$10,304	$8,764	$1,540	17.57%
ATM and debit card fees fluctuate from period to period based primarily on usage. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase during the remainder of 2020 as the usage of ATM and debit cards continues to increase.
Service charges and fees on deposit accounts have declined as a result of waived fees. In response to COVID-19, which has led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees to ease the financial stress of our customers. Overall, 2020 income may decrease when compared to 2019.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates, were the primary driver of the losses recognized during the first and second quarters of the year. During the third quarter, prepayment speeds decreased and the volume of loans serviced increased. As a result, income increased during the third quarter. Income during the remainder of 2020 may continue to experience fluctuations and could vary from 2019 levels based on changes in the various factors driving income.

The decrease in wealth management fees, primarily during the first quarter of this year, was driven by a reduction in the market value of investment assets under management. While strategic additions to staff have already led to new accounts with Isabella Wealth, wealth management fees during the remainder of 2020 may not exceed 2019 levels due to the uncertainty in the stock market as a result of COVID-19.
Net gain on sale of mortgage loans fluctuates primarily as the result of a change in the amount of loans sold. The amount of loans sold can fluctuate based on customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during the second and third quarters, which led to an increase in the balance of loans sold during the year. As such, net gain on sale of mortgage loans is expected to exceed 2019 during 2020.
We recognized income during the first and second quarters of 2020 due to the redemption of corporate owned life insurance policies in connection with the passing of two retired bank employees.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2020	2019	$	%
Compensation and benefits	$6,101	$5,971	$130	2.18%
Furniture and equipment	1,426	1,427	(1)	(0.07)%
Occupancy	889	830	59	7.11%
Other
Audit, consulting, and legal fees	417	500	(83)	(16.60)%
ATM and debit card fees	373	308	65	21.10%
Marketing costs	209	248	(39)	(15.73)%
Loan underwriting fees	199	185	14	7.57%
Donations and community relations	131	330	(199)	(60.30)%
Memberships and subscriptions	188	176	12	6.82%
Director fees	168	195	(27)	(13.85)%
FDIC insurance premiums	159	(282)	441	N/M
Postage and freight	118	112	6	5.36%
All other	572	620	(48)	(7.74)%
Total other noninterest expenses	2,534	2,392	142	5.94%
Total noninterest expenses	$10,950	$10,620	$330	3.11%

	Nine Months Ended September 30
			Change
	2020	2019	$	%
Compensation and benefits	$17,763	$17,650	$113	0.64%
Furniture and equipment	4,318	4,330	(12)	(0.28)%
Occupancy	2,668	2,594	74	2.85%
Other
Audit, consulting, and legal fees	1,348	1,406	(58)	(4.13)%
ATM and debit card fees	1,024	854	170	19.91%
Marketing costs	677	561	116	20.68%
Loan underwriting fees	577	669	(92)	(13.75)%
Donations and community relations	566	660	(94)	(14.24)%
Memberships and subscriptions	546	519	27	5.20%
Director fees	527	592	(65)	(10.98)%
FDIC insurance premiums	459	50	409	N/M
Postage and freight	370	362	8	2.21%
All other	1,752	1,911	(159)	(8.32)%
Total other noninterest expenses	7,846	7,584	262	3.45%
Total noninterest expenses	$32,595	$32,158	$437	1.36%
As a result of a $440 assessment credit received during the third quarter of 2019, FDIC insurance premiums declined during 2019. As a result, FDIC insurance premiums for 2019 were significantly lower than expenses for 2020.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	September 30 2020	December 31 2019	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$165,749	$60,572	$105,177	173.64%
AFS securities
Amortized cost of AFS securities	348,962	423,980	(75,018)	(17.69)%
Unrealized gains (losses) on AFS securities	14,092	5,859	8,233	140.52%
AFS securities	363,054	429,839	(66,785)	(15.54)%
Mortgage loans AFS	4,661	904	3,757	N/M
Loans
Gross loans	1,303,308	1,186,570	116,738	9.84%
Less allowance for loan and lease losses	9,506	7,939	1,567	19.74%
Net loans	1,293,802	1,178,631	115,171	9.77%
Premises and equipment	25,749	26,242	(493)	(1.88)%
Corporate owned life insurance policies	28,169	28,455	(286)	(1.01)%
Accrued interest receivable	8,458	6,501	1,957	30.10%
Equity securities without readily determinable fair values	21,690	21,629	61	0.28%
Goodwill and other intangible assets	48,341	48,379	(38)	(0.08)%
Other assets	12,024	13,046	(1,022)	(7.83)%
TOTAL ASSETS	$1,971,697	$1,814,198	$157,499	8.68%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,495,095	$1,313,851	$181,244	13.79%
Borrowed funds	238,349	275,999	(37,650)	(13.64)%
Accrued interest payable and other liabilities	15,708	14,166	1,542	10.89%
Total liabilities	1,749,152	1,604,016	145,136	9.05%
Shareholders’ equity	222,545	210,182	12,363	5.88%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,971,697	$1,814,198	$157,499	8.68%
As shown above, total assets increased $157,499 from December 31, 2019. Cash and cash equivalents increased as a result of maturities and sales of AFS securities and an increase in customer deposits during 2020. We experienced a $116,738 increase in loans during the first nine months of 2020 which was largely driven by SBA PPP loans in the commercial loan portfolio.
The following table outlines the changes in loan balances:

	September 30 2020	December 31 2019	$ Change	% Change (unannualized)
Commercial	$821,102	$700,941	$120,161	17.14%
Agricultural	102,263	116,920	(14,657)	(12.54)%
Residential real estate	304,559	298,569	5,990	2.01%
Consumer	75,384	70,140	5,244	7.48%
Total	$1,303,308	$1,186,570	$116,738	9.84%

The following table displays loan balances as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Commercial	$821,102	$799,632	$695,278	$700,941	$708,735
Agricultural	102,263	103,162	108,856	116,920	118,460
Residential real estate	304,559	307,926	302,016	298,569	292,311
Consumer	75,384	73,665	69,786	70,140	72,298
Total	$1,303,308	$1,284,385	$1,175,936	$1,186,570	$1,191,804
The competition for commercial loan opportunities continues to be strong in the current interest rate environment. Growth during the second quarter of 2020 was driven primarily by SBA PPP loans while growth during the third quarter was largely driven by an increase in advances to mortgage brokers. As a result of the short-term nature of SBA PPP loans, the commercial loan portfolio could decline during the remainder of 2020. During the third quarter, and over the past 12 months, agricultural loans have declined due to the competitive environment. Residential real estate and consumer loans experienced overall growth during the past year. While residential real estate loans declined during the third quarter, further declines are not expected during the remainder of 2020. Growth is expected to continue in the consumer loan portfolio during the remainder of 2020.
The following table outlines the changes in deposit balances:

	September 30 2020	December 31 2019	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$353,082	$249,152	$103,930	41.71%
Interest bearing demand deposits	287,809	229,865	57,944	25.21%
Savings deposits	474,483	427,215	47,268	11.06%
Certificates of deposit	354,210	365,049	(10,839)	(2.97)%
Brokered certificates of deposit	14,029	27,458	(13,429)	(48.91)%
Internet certificates of deposit	11,482	15,112	(3,630)	(24.02)%
Total	$1,495,095	$1,313,851	$181,244	13.79%
The following table displays deposit balances as of:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Noninterest bearing demand deposits	$353,082	$340,321	$249,424	$249,152	$242,179
Interest bearing demand deposits	287,809	263,567	237,392	229,865	230,579
Savings deposits	474,483	458,167	435,207	427,215	409,930
Certificates of deposit	354,210	352,118	358,534	365,049	357,984
Brokered certificates of deposit	14,029	14,029	27,458	27,458	52,744
Internet certificates of deposit	11,482	12,476	14,068	15,112	15,357
Total	$1,495,095	$1,440,678	$1,322,083	$1,313,851	$1,308,773
Deposit growth during the second and third quarters of 2020 was largely driven by SBA PPP loan and government stimulus funds. Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during the remainder of 2020 as the financial markets continue to exhibit significant signs of instability. We experienced fluctuations in certificates of deposit over the past year while higher-cost brokered certificates of deposit have significantly declined. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2019 and 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit.

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

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
States and political subdivisions	$148,401	$146,785	$163,116	$169,752	$175,575
Auction rate money market preferred	3,194	2,979	2,726	3,119	3,089
Mortgage-backed securities	104,165	119,029	126,554	140,204	150,120
Collateralized mortgage obligations	107,294	111,621	114,793	116,764	116,745
Total	$363,054	$380,414	$407,189	$429,839	$445,529
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

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
FHLB advances	$205,000	$205,000	$235,000	$245,000	$245,000
Securities sold under agreements to repurchase without stated maturity dates	33,349	31,268	28,171	30,999	32,386
Total	$238,349	$236,268	$263,171	$275,999	$277,386
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 184,144 shares or $3,274 of common stock during the first nine months of 2020, as compared to 159,521 shares or $3,672 of common stock during the same period in 2019. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $334 and $415 during the nine-month periods ended September 30, 2020 and 2019, respectively.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 87,047 shares or $1,619 of common stock during the first nine months of 2020 and 92,256 shares or $2,140 during the first nine months of 2019. As of September 30, 2020, we were authorized to repurchase up to an additional 160,859 shares of common stock.
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

	September 30, 2020			December 31, 2019
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.90%	7.00%	6.50%	12.56%	7.000%	6.50%
Tier 1 capital	12.90%	8.50%	8.00%	12.56%	8.500%	8.00%
Total capital	13.64%	10.50%	10.00%	13.18%	10.500%	10.00%
Tier 1 leverage	8.76%	4.00%	5.00%	9.01%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At September 30, 2020, the Bank exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $388,301 or 19.69% of assets as of September 30, 2020, compared to $291,190 or 16.05% as of December 31, 2019. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2020, we had available lines of credit of $150,819.

Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at the end of the third quarter of 2020 which is illustrated in the following table:

September 30 2020
Total cash and cash equivalents	$165,749
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	42,174
FRB Discount Window	10,645
Other lines of credit	5,000
Total available lines of credit	150,819
Unencumbered lendable value of FRB collateral, estimated[1]	178,000
Total cash and liquidity	$494,568
(1)Includes estimated unencumbered lendable value of FHLB collateral of $127,000
The following table summarizes our sources and uses of cash for the nine-month period ended September 30:

	2020	2019	$ Variance
Net cash provided by (used in) operating activities	$10,936	$17,083	$(6,147)
Net cash provided by (used in) investing activities	(43,370)	(3,875)	(39,495)
Net cash provided by (used in) financing activities	137,611	(52,348)	189,959
Increase (decrease) in cash and cash equivalents	105,177	(39,140)	144,317
Cash and cash equivalents January 1	60,572	73,471	(12,899)
Cash and cash equivalents September 30	$165,749	$34,331	$131,418
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
Our primary market risk exposures related to the COVID-19 crisis remain uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. The SBA PPP loan is a new instrument and has payment characteristics that are still uncertain. In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of businesses and lost wages.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a short period of time. Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic has impacted our operations, customers, vendors and various areas of risk. Other areas of risk may include, but are not limited to, cybersecurity, credit, interest rate, litigation and risk related to vendor services. With the uncertainty created by COVID-19, it's challenging to determine the full impact of the COVID-19 pandemic on our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(A)None
(B)None
(C)Repurchases of Common Stock
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
The following table provides information for the three-month period ended September 30, 2020, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				186,905
July 1 - 31	634	$17.35	634	186,271
August 1 - 31	5,583	16.66	5,583	180,688
September 1 -30	19,829	16.14	19,829	160,859
Balance, September 30	26,046	$16.28	26,046	160,859

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

Isabella Bank Corporation

Date:	October 28, 2020	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)