Form 10-K
period 2020-12-31
ISABELLA BANK Corp
filed 2021-03-10
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $139,668,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,955,620 as of March 9, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 2021 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 26, 2021.

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, federal or state tax laws, monetary and fiscal policy, a health crisis, the quality or composition of our loan or investment portfolio, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, cybersecurity risk, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our consolidated financial results, is included in our filings with the SEC.
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
Lending activities include loans for commercial and agricultural operations and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and purchased loans from the secondary market are minimal. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service investment management, trust and estate services.
As of December 31, 2020, we had 340 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2020 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
The COVID-19 pandemic may adversely affect our business
Unexpected and unprecedented changes have occurred during 2020 and into 2021 as the result of COVID-19.  This aggressive and persistent virus causes a respiratory disease and can result in serious illness or death. The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limited gatherings and travel, and required those working, or required individuals working in select businesses who were not deemed essential to sustain or protect life to stay home.  The Michigan stay-at-home order was in effect until early June.  The orders led to financial stress for many businesses and their employees throughout the communities we serve. Additional executive and Michigan State Health Department orders have been put in place since June 2020.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response, including the development and distribution of effective vaccines. Uncertainty created by the COVID-19 pandemic is pervasive, and has impacted our financial results, operations, customers, vendors and various areas of risk. Areas of risk may include, but are not limited to, cybersecurity, credit, interest rate, litigation and risk related to vendor services. With the uncertainty created by COVID-19, it's challenging to determine the full impact on our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Changes in credit quality and required allowance for loan and lease losses
To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain sound underwriting policies and procedures. We continuously monitor asset quality in order to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
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
Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. We provide banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, international or domestic occurrences, a health crisis, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Liquidity risk
Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations when they come due without incurring unacceptable and significant costs. Liquidity risk includes the inability to manage unplanned changes in funding sources, or failure to address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. We have significant borrowing capacity through correspondent banks and the ability to sell certain investments to fund potential cash shortages, which we may use to help mitigate this risk.
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
Operational risk
Operational risk is the risk of loss resulting from failed or inadequate internal processes, staffing, systems, or external events and includes reputation risk and transaction risk. Reputation risk is managed by developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting our safety and soundness. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.
To minimize potential losses due to operational risks, we have established a robust system of internal controls that are regularly tested by our internal audit department in conjunction with the services of certified public accounting firms who assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions, processes, and controls. The results of these procedures are reported to our Audit Committee.
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
Consumers may decide not to use banks to complete their financial transactions
Technology and other changes are allowing customers to complete financial transactions without the involvement of banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of diminishing or removing banks as intermediaries in financial transactions could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.
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
A strong reputation is vital and requires utmost protection. An operating incident, significant cybersecurity disruption, or other adverse events may have a negative impact on our reputation which could make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, or severely reduce consumer demand for our products.
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
Anti-takeover provisions
Our articles of incorporation include anti-takeover provisions that require a two-thirds majority vote of our shareholders to approve a sale of the Corporation. Additionally, changes to our articles of incorporation must be approved by a two-thirds majority vote of our shareholders. These provisions may make our common stock less attractive to potential shareholders.
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
Item 3. Legal Proceedings.
We are not involved in any material legal proceedings. While we are involved in ordinary, routine litigation incidental to our business, no such routine proceedings are expected to result in any material adverse effect on our consolidated operations, earnings, financial condition, or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,997,247 shares are issued and outstanding as of December 31, 2020. As of that date, there were 2,998 shareholders of record.
Our common stock is traded in the over-the-counter market.  Our common stock is quoted on the OTCQX market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”.  Other trades in our common stock occur in privately negotiated transactions from time to time of which we may have little or no information.
We have reviewed the information available as to the range of reported high and low transactions as reported by OTC Markets. The following table sets forth our compilation of that information for the periods indicated. Price information obtained from OTC Markets reflects inter-dealer prices, without retail mark up, mark down, or commissions and may not necessarily represent actual transactions. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	Number of Common Shares	Sale Price
		Low	High
2020
First Quarter	225,103	$16.00	$24.50
Second Quarter	92,068	15.60	19.50
Third Quarter	158,506	15.75	19.00
Fourth Quarter	342,179	15.73	21.95
	817,856
2019
First Quarter	83,313	$22.25	$24.50
Second Quarter	192,402	22.25	23.75
Third Quarter	138,808	22.01	23.45
Fourth Quarter	224,864	22.25	24.80
	639,387
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2020	2019
First Quarter	$0.27	$0.26
Second Quarter	0.27	0.26
Third Quarter	0.27	0.26
Fourth Quarter	0.27	0.27
Total	$1.08	$1.05
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on December 23, 2019, to allow for the repurchase of an additional 250,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three-month period ended December 31, 2020, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				160,859
October 1 - 31	2,229	$16.15	2,229	158,630
November 1 - 30	19,898	17.59	19,898	138,732
December 1 - 31	35,776	19.45	35,776	102,956
Balance, December 31	57,903	$18.69	57,903	102,956
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2020	2019	2018
INCOME STATEMENT DATA
Interest income	$64,172	$67,306	$63,864
Interest expense	13,825	17,861	15,631
Net interest income	50,347	49,445	48,233
Provision for loan losses	1,665	30	978
Noninterest income	14,423	8,039	10,981
Noninterest expenses	51,233	43,050	42,852
Federal income tax expense	987	1,380	1,363
Net income	$10,885	$13,024	$14,021
PER SHARE
Basic earnings	$1.37	$1.65	$1.78
Diluted earnings	$1.34	$1.61	$1.74
Dividends	$1.08	$1.05	$1.04
Tangible book value	$21.29	$20.45	$18.68
Quoted market value
High	$24.50	$24.80	$28.25
Low	$15.60	$22.01	$22.50
Close (1)	$19.57	$24.31	$22.56
Common shares outstanding (1)	7,997,247	7,910,804	7,870,969
PERFORMANCE RATIOS
Return on average total assets	0.57%	0.72%	0.77%
Return on average shareholders' equity	4.93%	6.25%	7.26%
Return on average tangible shareholders' equity	6.34%	8.17%	9.74%
Net interest margin yield (FTE)	2.96%	3.07%	2.98%
BALANCE SHEET DATA (1)
Gross loans	$1,238,311	$1,186,570	$1,128,707
AFS securities	$339,228	$429,839	$494,834
Total assets	$1,957,378	$1,814,198	$1,842,502
Deposits	$1,566,317	$1,313,851	$1,292,693
Borrowed funds	$158,747	$275,999	$340,299
Shareholders' equity	$218,588	$210,182	$195,519
Gross loans to deposits	79.06%	90.31%	87.31%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$301,377	$259,375	$259,481
Assets managed by Isabella Wealth	$443,967	$436,181	$447,487
Total assets under management	$2,702,722	$2,509,754	$2,549,470
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.43%	0.55%	0.65%
Nonperforming assets to total assets	0.31%	0.40%	0.42%
ALLL to gross loans	0.79%	0.67%	0.74%
CAPITAL RATIOS (1)
Shareholders' equity to assets	11.17%	11.59%	10.64%
Tier 1 leverage	8.37%	9.01%	8.72%
Common equity tier 1 capital	12.97%	12.56%	12.58%
Tier 1 risk-based capital	12.97%	12.56%	12.58%
Total risk-based capital	13.75%	13.18%	13.26%
(1) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total interest income	$16,402	$15,700	$15,869	$16,201
Total interest expense	2,858	3,203	3,565	4,199
Net interest income	13,544	12,497	12,304	12,002
Provision for loan losses	256	516	105	788
Noninterest income	4,119	4,060	3,246	2,998
Noninterest expenses	18,638	10,950	10,700	10,945
Federal income tax expense (benefit)	(508)	734	558	203
Net income (loss)	$(723)	$4,357	$4,187	$3,064
PER SHARE
Basic earnings (loss)	$(0.10)	$0.55	$0.53	$0.39
Diluted earnings (loss)	(0.10)	0.54	0.52	0.38
Dividends	0.27	0.27	0.27	0.27
Quoted market value (1)	19.57	16.74	18.25	18.00
Tangible book value	21.29	21.75	21.52	21.10

	Quarter to Date
	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Total interest income	$16,849	$17,161	$16,815	$16,481
Total interest expense	4,492	4,550	4,527	4,292
Net interest income	12,357	12,611	12,288	12,189
Provision for loan losses	(18)	193	(179)	34
Noninterest income	(725)	3,274	3,011	2,479
Noninterest expenses	10,892	10,620	10,749	10,789
Federal income tax expense (benefit)	(140)	630	541	349
Net income	$898	$4,442	$4,188	$3,496
PER SHARE
Basic earnings	$0.12	$0.56	$0.53	$0.44
Diluted earnings	0.11	0.55	0.52	0.43
Dividends	0.27	0.26	0.26	0.26
Quoted market value (1)	24.31	22.30	23.25	23.75
Tangible book value	20.45	20.65	20.17	19.47
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
Executive Summary
We reported net income of $10,885 and earnings per common share of $1.37 for the year ended December 31, 2020. Net income and earnings per common share for the year ended December 31, 2019 were $13,024 and $1.65, respectively. A decline in the interest rate environment was a large driver of a $3,134 decrease in interest income for 2020 when compared to 2019. Interest expense on deposits and borrowings decreased $4,036 for the year ended December 31, 2020 when compared to the same period in 2019 primarily due to reduced interest rates and reduced reliance on higher-cost borrowings. Net interest income increased by $902 for the year ended December 31, 2020 in comparison to the prior year. The provision for loan losses increased by $1,635 in 2020 when compared to 2019 as the result of increased economic and environmental risk factors, predominantly driven by COVID-19. Noninterest income for the year ended December 31, 2020 increased $6,384 when compared to 2019 mainly as a result of net gain on sold mortgage loans and the redemption of corporate owned life insurance policies. Our joint venture investment in Corporate Settlement Solutions, LLC (“CSS”) also contributed to the variance in noninterest income. We sold our membership interest in CSS during the fourth quarter of 2020, which resulted in a $394 reduction in income. During the fourth quarter of 2019, we recorded a reduction of $3,566 in our joint venture investment in CSS due to CSS' recorded impairment of intangible assets. Noninterest expenses for the year ended December 31, 2020 increased $8,183 when compared to 2019, which can be attributed to a $7,643 cost to extinguish $100,000 of FHLB advances. As a result of this debt extinguishment, future interest expense and net yields are expected to be impacted favorably.
As of December 31, 2020, total assets and assets under management were $1,957,378 and $2,702,722, respectively. Assets under management include loans sold and serviced of $301,377 and investment and trust assets managed by Isabella Wealth of $443,967, in addition to assets on our consolidated balance sheet. In the first half of 2020, the Bank’s investment and trust services business was re-engineered and rebranded as Isabella Wealth to enhance the client experience, build scalability, and expand market awareness.
Loans outstanding as of December 31, 2020 totaled $1,238,311. During 2020, gross loans increased $51,741 which was largely the result of SBA PPP loans in the commercial loan portfolio. Our securities portfolio declined $90,611 since December 31, 2019, predominantly as a result of increased monthly prepayments and payoffs of AFS securities. Due to the flat yield curve that has existed for the last few years, the opportunity to identify new investment securities for purchase at an acceptable yield has been minimal. Based on strategic objectives, we utilized this available cash flow to reduce higher-cost funding sources and other borrowings as they matured. Total deposits increased $252,466 during the year, driven by growth in demand and savings deposits, and totaled $1,566,317 as of December 31, 2020. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.96% for 2020 which declined from 3.07% in 2019. Management implemented strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment has had a negative impact on the yield of interest earning assets and future improvements may be gradual. We are committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, managing operating costs and increasing our presence within our geographical footprint.
Recent Events and Legislation
Restricted Stock Plan: On June 24, 2020, the Board of Directors adopted the RSP, an equity-based bonus plan. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. Under the RSP, the Board of Directors may grant restricted stock awards to eligible employees on an annual basis based on the satisfactory achievement of performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. Restricted stock awards granted are not fully transferable or vested until certain conditions are met, as stated in the plan. In connection with the adoption of the RSP, the Isabella Bank Corporation Stock Award Incentive Plan was terminated.

Also on June 24, 2020, we made initial awards under the RSP to Isabella Bank's CEO, President, and CFO. As of December 31, 2020, certain targets specified in the award agreements pursuant to the RSP were achieved and therefore, we recognized compensation expense of $14 pursuant to the RSP. Additional disclosures about the RSP are included in “Note 13 – Benefit Plans” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Executive Cash Incentive Plan: Also on June 24, 2020, we amended and restated the Isabella Bank Corporation Employee Cash Incentive Plans to create two separate plans: one for non-executive employees and the other, the Isabella Bank Corporation Executive Cash Incentive Plan for executive employees. The executive plan provides separate potential payouts for Isabella Bank's CEO, President and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 20% to 30% of the employee's annual salary.
Impact of COVID-19: Unexpected and unprecedented changes have occurred during 2020 and into 2021 as the result of COVID-19.  This aggressive and persistent virus causes a respiratory disease and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic.
The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The Michigan governor issued on March 23, 2020 a stay-at-home order, which limited gatherings and travel, and required those in select businesses who were not deemed essential to sustain or protect life to stay home.  The Michigan stay-at-home order was in effect until early June.  Additional executive and Michigan State Health Department orders have been put in place since June 2020. During the fourth quarter of 2020, certain restrictions were put in place on industries within our communities and continued through December 31, 2020. The orders, as the result of COVID-19, led to financial stress for many businesses and their employees throughout the communities we serve.
The CARES Act, an unprecedented federal government support program, was enacted on March 27, 2020 in response to the COVID-19 pandemic.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act included the PPP, which enabled businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted April 3, 2020.  During 2020, we were privileged to have facilitated more than 950 SBA PPP loans for a total of $99,459 and we are pleased to have the opportunity to provide additional funding in 2021 under an additional government stimulus program. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP.  The capital rule was issued April 9, 2020, with an immediate effective date.
During 2020, many of our customers expressed their general concern about the uncertain economic conditions, but it is still premature to reasonably predict the magnitude of the impact. One measure we took to assist our customers included reduced service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees, and permanently remove some charges and fees, to ease the financial stress on our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of December 31, 2020. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response, including the development and distribution of effective vaccines. Uncertainty created by the pandemic is pervasive, and has impacted our operations, customers, and various areas of risk. With the uncertainty created by COVID-19, it's challenging to determine the full impact on our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2019 and 2018 have been reclassified to conform with the 2020 presentation. Other assets and other liabilities on the consolidated balance sheets were decreased by $1,555 as of December 31, 2019 to reclassify pension liabilities. This resulted in a $1,555 decrease in total assets and total liabilities as of December 31, 2019. All other balances and ratios were not materially impacted.
Subsequent Events
We evaluated subsequent events after December 31, 2020 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2020 and the date our consolidated financial statements were issued.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 9, 2021.
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
U.S. generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record the fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with independent experts to determine the fair value of the identified asset or liability. Once valuations have been determined, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired on at least an annual basis.
During the fourth quarter of 2020, we engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of December 31, 2020. In determining the fair value of the Bank and Isabella Bank Corporation, the third-party firm assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance, the market price of our common stock, and other relevant events. Based on the valuation prepared, it was determined that our estimated fair values of the Bank and Isabella Bank Corporation at December 31, 2020 were greater than our recorded book value and no impairment of goodwill was identified. The carrying amount of goodwill as of December 31, 2020 relied on assumptions and use of estimates pursuant to the valuations obtained.
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

	Year Ended December 31
	2020			2019			2018
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,236,169	$54,102	4.38%	$1,162,210	$54,192	4.66%	$1,120,021	$49,229	4.40%
Taxable investment securities (1)	229,468	5,214	2.27%	296,758	7,185	2.42%	341,095	8,294	2.43%
Nontaxable investment securities	140,665	5,189	3.69%	169,049	6,380	3.77%	191,281	7,115	3.72%
Fed funds sold	4	—	0.06%	64	2	2.48%	4	—	—%
Other	142,717	1,026	0.72%	38,549	1,199	3.11%	28,255	1,062	3.76%
Total earning assets	1,749,023	65,531	3.75%	1,666,630	68,958	4.14%	1,680,656	65,700	3.91%
NONEARNING ASSETS
Allowance for loan losses	(8,837)			(8,256)			(8,094)
Cash and demand deposits due from banks	24,987			20,057			19,770
Premises and equipment	25,846			27,035			28,349
Accrued income and other assets	118,195			108,073			95,359
Total assets	$1,909,214			$1,813,539			$1,816,040
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$262,188	$357	0.14%	$230,570	$305	0.13%	$229,411	$267	0.12%
Savings deposits	456,088	1,212	0.27%	388,821	2,572	0.66%	361,743	1,698	0.47%
Time deposits	387,881	7,315	1.89%	429,745	8,731	2.03%	454,916	7,296	1.60%
Borrowed funds	245,969	4,941	2.01%	304,888	6,253	2.05%	344,352	6,370	1.85%
Total interest bearing liabilities	1,352,126	13,825	1.02%	1,354,024	17,861	1.32%	1,390,422	15,631	1.12%
NONINTEREST BEARING LIABILITIES
Demand deposits	320,820			237,675			224,777
Other	15,613			13,337			7,597
Shareholders’ equity	220,655			208,503			193,244
Total liabilities and shareholders’ equity	$1,909,214			$1,813,539			$1,816,040
Net interest income (FTE)		$51,706			$51,097			$50,069
Net yield on interest earning assets (FTE)			2.96%			3.07%			2.98%
(1) Includes taxable AFS securities and equity securities
Net interest income is the amount by which interest income on earning assets exceeds the interest expense on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities, as well as market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by including the income tax savings from interest on tax exempt loans and nontaxable investment securities, thus making year to year comparisons more meaningful. The FTE adjustment is based on a federal income tax rate of 21%.

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

	2020 Compared to 2019 Increase (Decrease) Due to			2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$3,341	$(3,431)	$(90)	$1,898	$3,065	$4,963
Taxable investment securities	(1,550)	(421)	(1,971)	(1,074)	(35)	(1,109)
Nontaxable investment securities	(1,050)	(141)	(1,191)	(838)	103	(735)
Fed Funds Sold	(1)	(1)	(2)	—	2	2
Other	1,301	(1,474)	(173)	342	(205)	137
Total changes in interest income	2,041	(5,468)	(3,427)	328	2,930	3,258
Changes in interest expense
Interest bearing demand deposits	43	9	52	1	37	38
Savings deposits	385	(1,745)	(1,360)	135	739	874
Time deposits	(815)	(601)	(1,416)	(422)	1,857	1,435
Borrowed funds	(1,186)	(126)	(1,312)	(771)	654	(117)
Total changes in interest expense	(1,573)	(2,463)	(4,036)	(1,057)	3,287	2,230
Net change in interest margin (FTE)	$3,614	$(3,005)	$609	$1,385	$(357)	$1,028
The flattening of the yield curve continues to place pressure on our net interest margin. Despite this pressure, we experienced improvement as a result of a decline in higher-cost deposits and borrowings.

	Average Yield / Rate for the Three-Month Periods Ended:
	December 31 2020	September 30 2020	June 30 2020	March 31 2020	December 31 2019
Total earning assets	3.66%	3.61%	3.74%	3.99%	4.13%
Total interest bearing liabilities	0.83%	0.95%	1.07%	1.26%	1.34%
Net yield on interest earning assets (FTE)	3.04%	2.89%	2.92%	2.98%	3.06%

	Quarter to Date Net Interest Income (FTE)
	December 31 2020	September 30 2020	June 30 2020	March 31 2020	December 31 2019
Total interest income (FTE)	$16,722	$16,027	$16,216	$16,566	$17,245
Total interest expense	2,858	3,203	3,565	4,199	4,492
Net interest income (FTE)	$13,864	$12,824	$12,651	$12,367	$12,753

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2020	September 30 2020	June 30 2020	March 31 2020	December 31 2019
Total charge-offs	$111	$46	$66	$158	$334
Total recoveries	93	159	141	128	122
Net loan charge-offs (recoveries)	18	(113)	(75)	30	212
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.01)%	(0.01)%	—%	0.02%
Provision for loan losses	$256	$516	$105	$788	$(18)
Provision for loan losses to average loans outstanding	0.02%	0.04%	0.01%	0.07%	—%
ALLL	$9,744	$9,506	$8,877	$8,697	$7,939
ALLL as a % of loans at end of period	0.79%	0.73%	0.69%	0.74%	0.67%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2020	2019	2018	2017	2016
ALLL at beginning of period	$7,939	$8,375	$7,700	$7,400	$7,400
Charge-offs
Commercial	7	143	575	263	57
Agricultural	24	240	51	2	—
Residential real estate	28	99	151	200	574
Consumer	322	466	324	306	285
Total charge-offs	381	948	1,101	771	916
Recoveries
Commercial	149	123	325	449	445
Agricultural	39	3	3	4	95
Residential real estate	136	189	261	206	287
Consumer	197	167	209	159	224
Total recoveries	521	482	798	818	1,051
Provision for loan losses	1,665	30	978	253	(135)
ALLL at end of period	$9,744	$7,939	$8,375	$7,700	$7,400
Net loan charge-offs (recoveries)	$(140)	$466	$303	$(47)	$(135)
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.04%	0.03%	—%	(0.01)%
ALLL as a % of loans at end of period	0.79%	0.67%	0.74%	0.71%	0.73%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at December 31, 2020. The COVID-19 pandemic led to some temporary and permanent closures of businesses throughout the communities in which we serve, which resulted in increased unemployment. We increased the ALLL during the year as a result of increased economic and environmental related risk factors, primarily driven by COVID-19.

The economic impact from the COVID-19 pandemic could pose significant credit risk due to the potential inability of consumer and commercial borrowers to make contractual payments. In late March 2020, we implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP, could mask or delay the detection and reporting of deterioration in credit quality indicators. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
The following table illustrates the two main components of the ALLL as of:

	December 31 2020	September 30 2020	June 30 2020	March 31 2020	December 31 2019
ALLL
Individually evaluated for impairment	$911	$869	$950	$1,309	$1,114
Collectively evaluated for impairment	8,833	8,637	7,927	7,388	6,825
Total	$9,744	$9,506	$8,877	$8,697	$7,939
ALLL to gross loans
Individually evaluated for impairment	0.07%	0.07%	0.07%	0.11%	0.09%
Collectively evaluated for impairment	0.72%	0.66%	0.62%	0.63%	0.58%
Total	0.79%	0.73%	0.69%	0.74%	0.67%
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

	Total Past Due and Nonaccrual Loans as of December 31
	2020	2019	2018	2017	2016
Commercial	$2,148	$2,477	$2,722	$2,518	$3,347
Agricultural	3,786	4,285	5,377	2,367	1,251
Residential real estate	3,580	4,572	3,208	4,881	2,716
Consumer	96	71	105	70	115
Total	$9,610	$11,405	$11,412	$9,836	$7,429
Total past due and nonaccrual loans to gross loans	0.78%	0.96%	1.01%	0.90%	0.74%
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

Troubled Debt Restructurings
We have taken a proactive approach to modifying loans to assist borrowers who are willing to work with us, thus making them less likely to default, and to avoid foreclosure. This approach has permitted certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of December 31, 2020 or December 31, 2019.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following table provides a roll-forward of TDRs for the years ended December 31, 2019 and 2020:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2019	133	$23,400	28	$3,551	161	$26,951
New modifications	11	4,491	—	—	11	4,491
Principal advances (payments)	—	(1,295)	—	(382)	—	(1,677)
Loans paid off	(25)	(3,319)	(15)	(1,596)	(40)	(4,915)
Partial charge-offs	—	—	—	(65)	—	(65)
Transfers to OREO	—	—	(1)	(48)	(1)	(48)
Transfers to accrual status	9	1,219	(9)	(1,219)	—	—
Transfers to nonaccrual status	(6)	(3,302)	6	3,302	—	—
December 31, 2019	122	21,194	9	3,543	131	24,737
New modifications	15	7,909	3	645	18	8,554
Principal advances (payments)	—	(1,690)	—	(148)	—	(1,838)
Loans paid off	(30)	(5,317)	(2)	(850)	(32)	(6,167)
Partial charge-offs	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
December 31, 2020	108	$22,200	7	$2,730	115	$24,930

The following table summarizes our TDRs as of December 31:

	2020			2019			2018
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$22,017	$2,421	$24,438	$20,847	$507	$21,354	$21,794	$2,673	$24,467
Past due 30-59 days	183	—	183	346	—	346	899	—	899
Past due 60-89 days	—	—	—	1	—	1	707	—	707
Past due 90 days or more	—	309	309	—	3,036	3,036	—	878	878
Total	$22,200	$2,730	$24,930	$21,194	$3,543	$24,737	$23,400	$3,551	$26,951

	2017			2016
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,234	$—	$21,234	$17,557	$559	$18,116
Past due 30-59 days	1,778	805	2,583	2,898	230	3,128
Past due 60-89 days	219	708	927	138	—	138
Past due 90 days or more	53	1,400	1,453	—	—	—
Total	$23,284	$2,913	$26,197	$20,593	$789	$21,382
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2020			2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$4,915	$5,169	$79	$5,325	$5,643	$15
Commercial other	3,567	3,567	5	1,156	1,156	—
Agricultural real estate	9,667	9,667	54	9,182	9,181	12
Agricultural other	2,903	2,903	2	4,421	4,421	14
Residential real estate senior liens	3,878	4,073	692	4,641	4,923	922
Home equity lines of credit	—	—	—	12	312	—
Total TDRs	24,930	25,379	832	24,737	25,636	963
Other impaired loans
Commercial real estate	139	201	—	153	216	—
Commercial other	1,200	1,200	—	1,231	1,231	—
Agricultural real estate	1,008	1,058	—	699	750	—
Agricultural other	218	218	—	538	538	—
Residential real estate senior liens	441	588	79	760	907	151
Home equity lines of credit	—	—	—	73	73	—
Total other impaired loans	3,006	3,265	79	3,454	3,715	151
Total impaired loans	$27,936	$28,644	$911	$28,191	$29,351	$1,114
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
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2020	2019	2018	2017	2016
Nonaccrual status loans	$5,313	$6,535	$7,260	$3,027	$1,060
Accruing loans past due 90 days or more	—	—	113	395	633
Total nonperforming loans	5,313	6,535	7,373	3,422	1,693
Foreclosed assets	527	456	355	291	231
Debt securities	230	230	230	230	230
Total nonperforming assets	$6,070	$7,221	$7,958	$3,943	$2,154
Nonperforming loans as a % of total loans	0.43%	0.55%	0.65%	0.31%	0.17%
Nonperforming assets as a % of total assets	0.31%	0.40%	0.42%	0.20%	0.11%
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
The following table summarizes nonaccrual loans as of December 31:

	2020	2019	2018	2017	2016
Commercial	$1,329	$1,621	$1,757	$729	$4
Agricultural	3,785	4,285	4,949	1,950	533
Residential real estate	199	629	554	348	523
Total	$5,313	$6,535	$7,260	$3,027	$1,060
Included in the nonaccrual loan balances above were loans also classified as TDR as of December 31:

	2020	2019	2018	2017	2016
Commercial	$129	$390	$160	$729	$—
Agricultural	2,559	3,048	3,391	1,950	405
Residential real estate	42	105	—	234	384
Total	$2,730	$3,543	$3,551	$2,913	$789
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL”of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2020	2019	$	%	2018	$	%
Service charges and fees
ATM and debit card fees	$3,723	$3,239	$484	14.94%	$2,888	$351	12.15%
Service charges and fees on deposit accounts	1,847	2,328	(481)	(20.66)%	2,276	52	2.28%
Freddie Mac servicing fee	625	626	(1)	(0.16)%	651	(25)	(3.84)%
Net OMSR income (loss)	44	(170)	214	N/M	25	(195)	(780.00)%
Other fees for customer services	305	324	(19)	(5.86)%	370	(46)	(12.43)%
Total service charges and fees	6,544	6,347	197	3.10%	6,210	137	2.21%
Net gain on sale of mortgage loans	2,716	650	2,066	317.85%	525	125	23.81%
Wealth management fees	2,578	2,792	(214)	(7.66)%	2,836	(44)	(1.55)%
Gains from redemption of corporate owned life insurance policies	891	—	891	N/M	—	—	—%
Earnings on corporate owned life insurance policies	755	764	(9)	(1.18)%	742	22	2.96%
Net income (loss) on joint venture investment	577	(3,108)	3,685	N/M	274	(3,382)	N/M
Other	362	594	(232)	(39.06)%	394	200	50.76%
Total noninterest income	$14,423	$8,039	$6,384	79.41%	$10,981	$(2,942)	(26.79)%
Significant changes in noninterest income are detailed below:
ATM and debit card fees fluctuate from period to period based primarily on their usage. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase in 2021 as the usage of ATM and debit cards continues to increase.
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to COVID-19, which has led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees, and permanently remove some charges and fees, to ease the financial stress of our customers. As such, we expect service charges and fees in 2021 to approximate 2020 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates during the first quarter of 2020, were the primary driver of the losses recognized during the first half of 2020. During the second half of 2020, the volume of loans serviced increased which resulted in an increase in the value of the servicing rights. OMSR income during 2021 may continue to experience fluctuations and could vary from 2020 levels.
Net gain on sale of mortgage loans fluctuates as the result of a change in the amount of loans sold and pricing. The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during 2020 which led to an increase in the number and dollar amount of loans sold during the year. As such, net gain on sale of mortgage loans increased significantly. As demand is expected to slow during 2021, net gain on sale of mortgage loans is not expected to exceed 2020 levels.
The decrease in wealth management fees, primarily during the first quarter of 2020, was driven by a decline in the stock market causing the value of investment assets under management to decrease. While strategic additions in staffing have already led to new business within Isabella Wealth, wealth management fees during 2021 may not exceed 2020 levels due to the uncertainty in the stock market as a result of COVID-19.
We recognized income during 2020 due to the redemption of corporate owned life insurance policies in connection with the passing of three retired bank employees.

We sold our membership interest in our joint venture investment in CSS during the fourth quarter of 2020, which resulted in a $394 reduction in income. As a result of a valuation during the fourth quarter of 2019, CSS recognized a $7,133 impairment related to intangible assets as of December 31, 2019. Since we accounted for our investment in CSS under the equity method of accounting, we reduced our investment in CSS by $3,566 during the fourth quarter of 2019.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.
Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2020	2019	$	%	2018	$	%
Compensation and benefits	$23,772	$23,205	$567	2.44%	$22,609	$596	2.64%
Losses on extinguishment of debt	7,643	—	7,643	N/M	—	—	—%
Furniture and equipment	5,787	5,866	(79)	(1.35)%	6,055	(189)	(3.12)%
Occupancy	3,557	3,418	139	4.07%	3,263	155	4.75%
Other
Audit, consulting, and legal fees	1,836	1,884	(48)	(2.55)%	2,222	(338)	(15.21)%
ATM and debit card fees	1,441	1,210	231	19.09%	1,036	174	16.80%
Marketing costs	877	762	115	15.09%	596	166	27.85%
Loan underwriting fees	825	905	(80)	(8.84)%	1,016	(111)	(10.93)%
Donations and community relations	723	1,026	(303)	(29.53)%	710	316	44.51%
Director fees	695	788	(93)	(11.80)%	858	(70)	(8.16)%
FDIC insurance premiums	612	211	401	190.05%	726	(515)	(70.94)%
All other	3,465	3,775	(310)	(8.21)%	3,761	14	0.37%
Total other	10,474	10,561	(87)	(0.82)%	10,925	(364)	(3.33)%
Total noninterest expenses	$51,233	$43,050	$8,183	19.01%	$42,852	$198	0.46%
Significant changes in noninterest expenses are detailed below:
During the fourth quarter of 2020, we incurred expense of $7,643 as a result of the extinguishment of $100,000 of FHLB advances.
Audit, consulting, and legal fees in 2018 included one-time charges related to income tax strategies. As a result, 2020 and 2019 expenses were less than 2018 expenses.
We have experienced increased usage of ATM and debit cards which has resulted in increased income and also increased ATM and debit card expenses. Based on the anticipated continuation of increased ATM and debit card usage, we expect expenses to increase in 2021.
Loan underwriting fees increased during the second half of 2018 and continued in the first quarter of 2019 as a result of new loan products, including first time home buyer and down payment assistance programs designed to generate residential mortgage growth. Loan underwriting fees in 2019 did not exceed 2018 levels based on the nature of products offered during 2019. Additionally, loan underwriting fees in 2020 did not exceed 2019 levels. Fees in 2021 are expected to approximate 2020 levels.
Donations and community relations increased during 2019 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. Government restrictions and temporary business closures related to COVID-19 impacted our ability to maintain their level of support in 2020. Donations and community relations is expected to approximate 2020 levels in 2021.
As a result of an assessment credit of $440 received during the third quarter of 2019, FDIC insurance premiums declined in 2019 as compared to 2020 and 2018 expenses. FDIC insurance premiums in 2021 are expected to approximate 2020 levels.

All other expenses declined during 2020 primarily as a result of reduced employee education and travel expenses. Due to COVID-19, many events were cancelled or offered at no cost. While education and travel expenses in 2021 are expected to exceed 2020 levels, expenses are not expected to resume normal levels and as a result, total all other expenses are not expected to resume normal levels.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2020	2019	$	%
ASSETS
Cash and cash equivalents	$246,640	$60,572	$186,068	N/M
AFS securities
Amortized cost of AFS securities	325,966	423,980	(98,014)	(23.12)%
Unrealized gains (losses) on AFS securities	13,262	5,859	7,403	126.35%
AFS securities	339,228	429,839	(90,611)	(21.08)%
Mortgage loans AFS	2,741	904	1,837	N/M
Loans
Gross loans	1,238,311	1,186,570	51,741	4.36%
Less allowance for loan and lease losses	9,744	7,939	1,805	22.74%
Net loans	1,228,567	1,178,631	49,936	4.24%
Premises and equipment	25,140	26,242	(1,102)	(4.20)%
Corporate owned life insurance policies	28,292	28,455	(163)	(0.57)%
Accrued interest receivable	6,882	6,501	381	5.86%
Equity securities without readily determinable fair values	17,383	21,629	(4,246)	(19.63)%
Goodwill and other intangible assets	48,331	48,379	(48)	(0.10)%
Other assets	14,174	11,491	2,683	23.35%
TOTAL ASSETS	$1,957,378	$1,812,643	$144,735	7.98%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,566,317	$1,313,851	$252,466	19.22%
Borrowed funds	158,747	275,999	(117,252)	(42.48)%
Accrued interest payable and other liabilities	13,726	12,611	1,115	8.84%
Total liabilities	1,738,790	1,602,461	136,329	8.51%
Shareholders’ equity	218,588	210,182	8,406	4.00%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,957,378	$1,812,643	$144,735	7.98%
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period to period. Cash levels increased significantly during 2020 as a result of increased monthly prepayments and payoffs of AFS securities, funding from the SBA for PPP loan forgiveness, and an increase in customer deposits. During 2020, excess funds were used to pay maturing long-term borrowings, extinguish long-term borrowings, and pay other short-term liabilities. Payments for maturing borrowings is expected to continue in 2021.

AFS securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include providing earnings and liquidity while managing our overall exposure to changes in interest rates. Over the last two years, the flat yield curve encouraged the use of excess funds to reduce higher-cost borrowings as opposed to investing in AFS securities. However, based on balance sheet strategies, excess funds above what is required to retire higher-cost funding sources may prudently be deployed to purchase of AFS securities in future periods.
The following is a schedule of the carrying value of AFS securities as of December 31:

	2020	2019	2018
Government sponsored enterprises	$—	$—	$170
States and political subdivisions	143,656	169,752	190,866
Auction rate money market preferred	3,237	3,119	2,554
Mortgage-backed securities	88,652	140,204	184,484
Collateralized mortgage obligations	101,983	116,764	116,760
Corporate	1,700	—	—
Total	$339,228	$429,839	$494,834
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity during 2020, 2019, and 2018. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, nongovernment agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2020. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
States and political subdivisions	$23,922	2.36	$65,462	3.25	$25,290	3.97	$28,982	3.69	$—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	88,652	2.06
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	101,983	2.28
Auction rate money market preferred	—	—	—	—	—	—	—	—	3,237	6.27
Corporate	—	—	—	—	1,700	5.00	—	—	—	—
Total	$23,922	2.36	$65,462	3.25	$26,990	4.04	$28,982	3.69	$193,872	2.25

Loans
Loans are the largest component of earning assets. The proper management of credit and market risk inherent in the loan portfolio is critical to our financial stability. To control these risks, we have adopted strict underwriting standards, lending limits to a single borrower, loan to collateral value limits, and a defined market area. We also monitor and limit loan concentrations to specific industries. We have no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.
The following table presents the composition of the loan portfolio for the years ended December 31:

	2020	2019	2018	2017	2016
Commercial	$756,686	$700,941	$659,529	$634,759	$575,664
Agricultural	100,461	116,920	127,161	128,269	126,492
Residential real estate	307,543	298,569	275,343	272,368	266,050
Consumer	73,621	70,140	66,674	56,123	42,409
Total	$1,238,311	$1,186,570	$1,128,707	$1,091,519	$1,010,615
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2020		2019		2018
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$55,745	7.95%	$41,412	6.28%	$24,770	3.90%
Agricultural	(16,459)	(14.08)%	(10,241)	(8.05)%	(1,108)	(0.86)%
Residential real estate	8,974	3.01%	23,226	8.44%	2,975	1.09%
Consumer	3,481	4.96%	3,466	5.20%	10,551	18.80%
Total	$51,741	4.36%	$57,863	5.13%	$37,188	3.41%
Loan demand has been negatively impacted by the pandemic and competition for new commercial loan opportunities continues to be strong. Growth in the commercial loan portfolio during 2020 was driven by SBA PPP loans. While we expect loan forgiveness on the remaining SBA PPP loans during 2021, we are still expecting overall growth during 2021 within the commercial portfolio as we continue to provide attractive and competitive loan products. Agricultural loans continued to decline in 2020 due to the competitive environment. Residential real estate and consumer loans have experienced growth over the last year and continued growth is expected in 2021.

Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and our joint venture investment in CSS accounted for under the equity method of accounting. We sold our membership interest in CSS during the fourth quarter of 2020, which reduced equity securities without readily determinable fair values $4,246 when compared to December 31, 2019. For more information related to this investment, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies”, “Note 6 – Investment in Joint Venture”, and “Note 18 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Goodwill and other intangible assets
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill is impaired, a write-down of goodwill by the amount of the impairment would be required.
The decline in economic conditions, as a result of the COVID-19 pandemic and other factors, led to a significant decline in the stock market causing the value of investments, including our stock, to decline. Our stock price was negatively impacted in March 2020, which continued during most of 2020. Since the price of our stock increased but had not fully recovered through the fourth quarter, we decided to engage a reputable, third-party valuation firm to perform a quantitative analysis of goodwill as of December 31, 2020. In determining the fair value of the Bank and Isabella Bank Corporation, the third-party firm assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance, the market price of our common stock, and other relevant events. Based on the valuation prepared, it was determined that our estimated fair values of the Bank and Isabella Bank Corporation at December 31, 2020 were greater than our recorded book value and no impairment of goodwill was identified.
Furthermore, management noted that despite the decline of the market capitalization as a result of the COVID-19 pandemic, our financial performance remained positive. This is evidenced by our financial results, strong credit quality indicators, increased liquidity position, as well as the strong capital position. Finally, by the end of the fourth quarter, our stock price had increased to levels consistent with prices prior to the second quarter of 2020. Based on these factors and the results of the independent quantitative analysis of goodwill, management concluded that it was more likely than not that there was no goodwill impairment as of December 31, 2020.
Other assets
Other assets consist primarily of prepaid expenses, OMSR, receivables, and net deferred tax assets. As a result of the sale in our joint venture investment in CSS, we recorded a $3,227 receivable related to this transaction. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 16 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2020	2019	2018
Noninterest bearing demand deposits	$375,395	$249,152	$236,534
Interest bearing demand deposits	302,444	229,865	235,287
Savings deposits	505,497	427,215	387,252
Certificates of deposit	358,165	365,049	358,127
Brokered certificates of deposit	14,029	27,458	62,148
Internet certificates of deposit	10,787	15,112	13,345
Total	$1,566,317	$1,313,851	$1,292,693
The following table presents the change in the deposit categories for the years ended December 31:

	2020		2019
	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$126,243	50.67%	$12,618	5.33%
Interest bearing demand deposits	72,579	31.57%	(5,422)	(2.30)%
Savings deposits	78,282	18.32%	39,963	10.32%
Certificates of deposit	(6,884)	(1.89)%	6,922	1.93%
Brokered certificates of deposit	(13,429)	(48.91)%	(34,690)	(55.82)%
Internet certificates of deposit	(4,325)	(28.62)%	1,767	13.24%
Total	$252,466	19.22%	$21,158	1.64%
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during 2021 as the financial markets continue to exhibit significant signs of instability. Additionally, government stimulus programs have driven growth in deposits. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2019 and 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit. This trend is expected to continue into 2021.

The remaining maturity of certificates of deposit of $250 or more as of December 31, 2020 was as follows:

Maturity
Within 3 months	$43,687
Within 3 to 6 months	6,257
Within 6 to 12 months	28,064
Over 12 months	29,184
Total	$107,192
Borrowed Funds
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets.
The following table presents borrowed funds balances for the years ended December 31:

	2020	2019	2018
FHLB advances	$90,000	$245,000	$300,000
Securities sold under agreements to repurchase without stated maturity dates	68,747	30,999	40,299
Total	$158,747	$275,999	$340,299
During the fourth quarter of 2020, we elected to extinguish $100,000 of FHLB advances based on our level of cash reserves and strategic initiatives. Due to a significant increase in deposit accounts during the fourth quarter of 2020, our level of securities sold under agreements to repurchase increased as of December 31, 2020. We believe this to be a short-term increase and expect the balance of securities sold under agreements to repurchase to decline in the first half of 2021. We had no fed funds purchased for the years ended December 31, 2020, 2019, or 2018. For additional disclosure related to borrowed funds, see “Note 9 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 231,393 shares or $4,185 of common stock during 2020, and 209,583 shares or $4,876 of common stock in 2019. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $413 and $523 during 2020 and 2019, respectively. We also grant restricted stock awards pursuant to the RSP, effective June 24, 2020. Pursuant to this plan, we increased shareholders’ equity by $14 during 2020.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 144,950 shares or $2,702 of common stock during 2020 and 169,748 shares or $4,003 during 2019. As of December 31, 2020, we were authorized to repurchase up to an additional 102,956 shares of common stock.
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

The common equity tier 1 capital ratio has a minimum requirement of 4.50%. The minimum standard for primary, or Tier 1 capital is 6.00% and the minimum standard for total capital is 8.00%. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. The following table sets forth these requirements and our ratios as of December 31:

	2020			2019
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.97%	7.000%	6.500%	12.56%	7.000%	6.500%
Tier 1 capital	12.97%	8.500%	8.000%	12.56%	8.500%	8.000%
Total capital	13.75%	10.500%	10.000%	13.18%	10.500%	10.000%
Tier 1 leverage	8.37%	4.000%	5.000%	9.01%	4.000%	5.000%
There are no significant regulatory constraints placed on our capital. At December 31, 2020, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 11 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $444,051 or 22.69% of assets as of December 31, 2020 as compared to $291,190 or 16.06% as of December 31, 2019. The increase in both the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds and proceeds from the sale of AFS securities to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2020, we had available lines of credit of $214,625.
Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at the end of 2020 which is illustrated in the following table:

December 31 2020
Total cash and cash equivalents	$246,640
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	106,638
FRB Discount Window	9,987
Other lines of credit	5,000
Total available lines of credit	214,625
Unencumbered lendable value of FRB collateral, estimated[1]	160,000
Total cash and liquidity	$621,265
(1)Includes estimated unencumbered lendable value of FHLB collateral of $115,000
The following table summarizes our sources and uses of cash for the years ended December 31:

	2020	2019	$ Variance
Net cash provided by (used in) operating activities	$21,997	$23,303	$(1,306)
Net cash provided by (used in) investing activities	45,133	15,480	29,653
Net cash provided by (used in) financing activities	118,938	(51,682)	170,620
Increase (decrease) in cash and cash equivalents	186,068	(12,899)	198,967
Cash and cash equivalents January 1	60,572	73,471	(12,899)
Cash and cash equivalents December 31	$246,640	$60,572	$186,068
Market Risk
Our primary market risks are interest rate risk and liquidity risk. IRR is the exposure of our net interest income to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. Managing IRR is the fundamental method by which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to our earnings and capital.
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
Gap analysis is also utilized as a method to measure interest rate sensitivity. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One specific focus of interest rate sensitivity is the loan portfolio, primarily with commercial and agricultural loans. The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2020. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$179,820	$374,313	$303,014	$857,147
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$312,450	$116,550
Variable interest rates		61,863	186,464
Total		$374,313	$303,014
Our primary market risk exposures related to the COVID-19 pandemic remain uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. The SBA PPP loan is a new instrument and has payment characteristics that are still uncertain. In late March 2020, we implemented loan repayment programs for customers to alleviate the financial setback caused by the temporary closure of businesses and lost wages.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a short period of time. Customer deposit levels may experience unusual fluctuations due to government support programs, customer and business needs, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2020 and 2019, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
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
One Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the corporation's audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Allowance for Loan Losses
Description of the Matter
The Corporation’s loan portfolio totaled $1.238 billion as of December 31, 2020 and the associated allowance for loan and lease losses (ALLL) was $9.744 million. As described in Notes 1 and 4 to the consolidated financial statements, the ALLL is established to absorb inherent losses that have been incurred or are probable within the existing portfolio of loans. Management’s estimate of inherent losses within the loan portfolio is established using quantitative, as well as qualitative, considerations. The Corporation’s methodology to determine the ALLL considers quantitative calculations including: specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans, historical valuation allowances determined in accordance with ASC topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk, economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).
Auditing the Corporation’s ALLL involved a high degree of subjectivity due to the judgement involved in the management’s determination of commercial and agricultural loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the ALLL.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Corporation’s process for establishing the ALLL and evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to the measurement of the ALLL. We tested controls over management’s review of commercial and agricultural loan credit risk ratings, the data inputs utilized in the ALLL calculation, management’s identification and review of the qualitative factor adjustments, and management’s review and approval process over the final determination of the ALLL.
To test the commercial and agricultural loan credit risk ratings included in management’s estimate of the ALLL, we evaluated the methodology used, including management’s consideration of the individual commercial and agricultural loan portfolio segments, and tested the completeness and accuracy of data from underlying systems that was used in the determination of credit risk. We performed procedures on a sample of commercial and agricultural loans to test the Corporation’s credit risk ratings by comparing key attributes used in the determination of the credit risk rating to supporting documentation such as borrowers’ financial statements, underlying collateral, financial health of the guarantor and loan payment history.
To test the measurement of qualitative factor adjustments included in management’s estimate of the ALLL, we evaluated the methodology and metrics, including testing the completeness and accuracy of data from underlying systems and other information. We further evaluated management’s assessment of the qualitative factor adjustments by obtaining an understanding of the basis for any changes in underlying qualitative factor adjustments and giving consideration to prior period qualitative factor adjustments and other information available within the Corporation and from external sources focusing on both corroborating and contrary evidence.
/s/Rehmann Robson LLC

We have served as Isabella Bank Corporation's independent auditor since 1996.
Saginaw, Michigan
March 10, 2021

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2020	2019
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$31,296	$20,311
Interest bearing balances due from banks	215,344	40,261
Total cash and cash equivalents	246,640	60,572
AFS securities, at fair value	339,228	429,839
Mortgage loans AFS	2,741	904
Loans
Commercial	756,686	700,941
Agricultural	100,461	116,920
Residential real estate	307,543	298,569
Consumer	73,621	70,140
Gross loans	1,238,311	1,186,570
Less allowance for loan and lease losses	9,744	7,939
Net loans	1,228,567	1,178,631
Premises and equipment	25,140	26,242
Corporate owned life insurance policies	28,292	28,455
Accrued interest receivable	6,882	6,501
Equity securities without readily determinable fair values	17,383	21,629
Goodwill and other intangible assets	48,331	48,379
Other assets	14,174	11,491
TOTAL ASSETS	$1,957,378	$1,812,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$375,395	$249,152
Interest bearing demand deposits	302,444	229,865
Certificates of deposit under $250 and other savings	781,286	739,023
Certificates of deposit over $250	107,192	95,811
Total deposits	1,566,317	1,313,851
Borrowed funds	158,747	275,999
Accrued interest payable and other liabilities	13,726	12,611
Total liabilities	1,738,790	1,602,461
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,997,247 shares (including 59,162 shares held in the Rabbi Trust) in 2020 and 7,910,804 shares (including 27,069 shares held in the Rabbi Trust) in 2019	142,247	141,069
Shares to be issued for deferred compensation obligations	4,183	5,043
Retained earnings	64,460	62,099
Accumulated other comprehensive income (loss)	7,698	1,971
Total shareholders’ equity	218,588	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,957,378	$1,812,643

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	14,021	(5,306)	8,715
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	261,693	6,864	—	—	—	6,864
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	683	(683)	—	—	—
Share-based payment awards under the Directors Plan	—	—	612	—	—	612
Common stock purchased for deferred compensation obligations	—	(401)	—	—	—	(401)
Common stock repurchased pursuant to publicly announced repurchase plan	(248,017)	(7,007)	—	—	—	(7,007)
Cash dividends paid ($1.04 per common share)	—	—	—	(8,169)	—	(8,169)
Balance, December 31, 2018	7,870,969	140,416	5,431	57,357	(7,685)	195,519
Comprehensive income (loss)	—	—	—	13,024	9,656	22,680
Issuance of common stock	209,583	4,876	—	—	—	4,876
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	911	(911)	—	—	—
Share-based payment awards under the Directors Plan	—	—	523	—	—	523
Common stock purchased for deferred compensation obligations	—	(1,131)	—	—	—	(1,131)
Common stock repurchased pursuant to publicly announced repurchase plan	(169,748)	(4,003)	—	—	—	(4,003)
Cash dividends paid ($1.05 per common share)	—	—	—	(8,282)	—	(8,282)
Balance, December 31, 2019	7,910,804	141,069	5,043	62,099	1,971	210,182
Comprehensive income (loss)	—	—	—	10,885	5,727	16,612
Issuance of common stock	231,393	4,185	—	—	—	4,185
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,273	(1,273)	—	—	—
Share-based payment awards under the Directors Plan	—	—	413	—	—	413
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock purchased for deferred compensation obligations	—	(1,592)	—	—	—	(1,592)
Common stock repurchased pursuant to publicly announced repurchase plan	(144,950)	(2,702)	—	—	—	(2,702)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,524)	—	(8,524)
Balance, December 31, 2020	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2020	2019	2018
Interest income
Loans, including fees	$54,102	$54,192	$49,229
AFS securities
Taxable	5,214	7,185	8,239
Nontaxable	3,830	4,728	5,279
Federal funds sold and other	1,026	1,201	1,117
Total interest income	64,172	67,306	63,864
Interest expense
Deposits	8,884	11,608	9,261
Borrowings	4,941	6,253	6,370
Total interest expense	13,825	17,861	15,631
Net interest income	50,347	49,445	48,233
Provision for loan losses	1,665	30	978
Net interest income after provision for loan losses	48,682	49,415	47,255
Noninterest income
Service charges and fees	6,544	6,347	6,210
Net gain on sale of mortgage loans	2,716	650	525
Wealth management fees	2,578	2,792	2,836
Gains from redemption of corporate owned life insurance policies	891	—	—
Earnings on corporate owned life insurance policies	755	764	742
Net income (loss) on joint venture investment	577	(3,108)	274
Other	362	594	394
Total noninterest income	14,423	8,039	10,981
Noninterest expenses
Compensation and benefits	23,772	23,205	22,609
Loss on extinguishment of debt	7,643	—	—
Furniture and equipment	5,787	5,866	6,055
Occupancy	3,557	3,418	3,263
Other	10,474	10,561	10,925
Total noninterest expenses	51,233	43,050	42,852
Income before federal income tax expense	11,872	14,404	15,384
Federal income tax expense	987	1,380	1,363
NET INCOME	$10,885	$13,024	$14,021
Earnings per common share
Basic	$1.37	$1.65	$1.78
Diluted	$1.34	$1.61	$1.74
Cash dividends per common share	$1.08	$1.05	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2020	2019	2018
Net income	$10,885	$13,024	$14,021
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	7,474	12,276	(7,229)
Reclassification adjustment for net realized (gains) losses included in net income	(71)	(6)	—
Comprehensive income (loss) before income tax (expense) benefit	7,403	12,270	(7,229)
Tax effect (1)	(1,530)	(2,458)	1,415
Unrealized gains (losses) on AFS securities, net of tax	5,873	9,812	(5,814)
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	(121)	(256)	33
Tax effect (1)	25	54	(7)
Unrealized gains (losses) on derivative instruments, net of tax	(96)	(202)	26
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	(238)	(210)	265
Reclassification adjustment for net periodic benefit cost included in net income	176	268	345
Net change in unrecognized pension cost	(62)	58	610
Tax effect (1)	12	(12)	(128)
Change in unrealized pension cost, net of tax	(50)	46	482
Other comprehensive income (loss), net of tax	5,727	9,656	(5,306)
Comprehensive income (loss)	$16,612	$22,680	$8,715
(1)See “Note 17 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$10,885	$13,024	$14,021
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	(394)	3,320	(144)
Provision for loan losses	1,665	30	978
Depreciation	2,620	2,908	2,940
Amortization of OMSR	504	307	218
Amortization of acquisition intangibles	48	72	96
Net amortization of AFS securities	2,044	1,784	1,873
Net unrealized (gains) losses on equity securities, at fair value	—	—	41
Net gains on sale of AFS securities	(71)	(6)	—
Net (gains) losses on sale of equity securities, at fair value	—	—	(1)
Net gain on sale of mortgage loans	(2,716)	(650)	(525)
OMSR impairment loss	316	214	—
Net (gains) losses on foreclosed assets	51	(162)	(49)
Increase in cash value of corporate owned life insurance policies, net of expenses	(708)	(722)	(707)
Gains from redemption of corporate owned life insurance policies	(891)	—	—
Loss on sale of joint venture investment	394	—	—
Loss on extinguishment of debt	7,643	—	—
Share-based payment awards under the Directors Plan	413	523	612
Share-based payment awards under the RSP	14	—	—
Deferred income tax expense (benefit)	(276)	408	275
Origination of loans held-for-sale	(114,323)	(39,937)	(29,242)
Proceeds from loan sales	115,202	40,041	30,969
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(381)	427	135
Other assets	(440)	1,085	115
Accrued interest payable and other liabilities	398	637	358
Net cash provided by (used in) operating activities	21,997	23,303	21,963
INVESTING ACTIVITIES
Activity in AFS securities
Sales	26,855	33,840	—
Maturities, calls, and principal payments	97,844	81,543	80,005
Purchases	(28,658)	(39,896)	(35,211)
Sale of equity securities, at fair value	—	—	3,537
Sale of joint venture investment	1,000	—	—
Net loan principal (originations) collections	(52,132)	(58,974)	(37,958)
Proceeds from sales of foreclosed assets	409	706	450
Purchases of premises and equipment	(1,518)	(1,335)	(2,305)
Purchases of corporate owned life insurance policies	(625)	—	—
Proceeds from redemption of corporate owned life insurance policies	2,387	—	—
Purchases of FHLB Stock	—	—	(1,350)
Funding of low income housing tax credit investments	(429)	(404)	(651)
Net cash provided by (used in) investing activities	45,133	15,480	6,517

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2020	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$252,466	$21,158	$27,435
Net increase (decrease) in borrowed funds	(124,895)	(64,300)	(4,579)
Cash dividends paid on common stock	(8,524)	(8,282)	(8,169)
Proceeds from issuance of common stock	4,185	4,876	6,864
Common stock repurchased	(2,702)	(4,003)	(7,007)
Common stock purchased for deferred compensation obligations	(1,592)	(1,131)	(401)
Net cash provided by (used in) financing activities	118,938	(51,682)	14,143
Increase (decrease) in cash and cash equivalents	186,068	(12,899)	42,623
Cash and cash equivalents at beginning of period	60,572	73,471	30,848
Cash and cash equivalents at end of period	$246,640	$60,572	$73,471
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$14,204	$17,827	$15,485
Income taxes paid	846	745	50
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$531	$645	$467
Note receivable arising from sale of joint venture investment	3,227	—	—

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
1.There has been a charge-off of its principal balance;
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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $301,377 and $259,375 with capitalized servicing rights of $2,308 and $2,264 at December 31, 2020 and 2019, respectively, which are included in other assets.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $625, $626, and $651 related to residential mortgage loans serviced for others during 2020, 2019, and 2018, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $527 and $456 as of December 31, 2020 and 2019, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our joint venture investment in CSS. We sold our membership interest in CSS during the fourth quarter of 2020, which reduced equity securities without readily determinable fair values $4,246 when compared to December 31, 2019. Our investment in CSS was made in 2008. We were not the managing entity of CSS and accounted for our investment under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2020	2019
FHLB Stock	$15,050	$15,050
Investment in joint venture	—	4,246
FRB Stock	1,999	1,999
Other	334	334
Total	$17,383	$21,629
For further discussion of our joint venture investment, refer to “Note 6 – Investment in Joint Venture.”
EQUITY COMPENSATION PLANS: At December 31, 2020, the Directors Plan had 176,215 shares eligible to be issued to participants, for which the Rabbi Trust held 59,162 shares. We had 205,004 shares to be issued at December 31, 2019, with 27,069 shares held in the Rabbi Trust.
Under the RSP, compensation expense for nonvested stock awards is based on the fair value of the award on the measurement date. The fair value of nonvested stock awards is based on the date of the grant and is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur.
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
Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,810 and $2,875 as of December 31, 2020 and 2019, respectively, which is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $87, $125, and $0 for 2020, 2019, and 2018, respectively.
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
For additional information, see “Note 13 – Benefit Plans.”

MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 15 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2019 and 2018 consolidated financial statements have been reclassified to conform with the 2020 presentation. All other balances and ratios were not materially impacted. Other assets and other liabilities on the consolidated balance sheets were decreased by $1,555 as of December 31, 2019 to reclassify pension liabilities. This resulted in a $1,555 decrease in total assets and total liabilities as of December 31, 2019. All other balances and ratios were not materially impacted.
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
The new authoritative guidance was effective for fiscal years ending after December 15, 2020 and did not have a significant impact on our financial statement disclosures.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2019 for select filers. Effective October 16, 2019, the FASB approved changes to the implementation date of this guidance for some filers. As a small reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date. This guidance may have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$137,710	$5,946	$—	$143,656
Auction rate money market preferred	3,200	37	—	3,237
Mortgage-backed securities	85,926	2,726	—	88,652
Collateralized mortgage obligations	97,430	4,553	—	101,983
Corporate	1,700	—	—	1,700
Total	$325,966	$13,262	$—	$339,228

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$165,005	$4,747	$—	$169,752
Auction rate money market preferred	3,200	—	81	3,119
Mortgage-backed securities	139,831	933	560	140,204
Collateralized mortgage obligations	115,944	1,007	187	116,764
Total	$423,980	$6,687	$828	$429,839

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2020 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
States and political subdivisions	$23,754	$63,781	$24,055	$26,120	$—	$137,710
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	85,926	85,926
Collateralized mortgage obligations	—	—	—	—	97,430	97,430
Corporate	—	—	1,700	—	—	1,700
Total amortized cost	$23,754	$63,781	$25,755	$26,120	$186,556	$325,966
Fair value	$23,922	$65,462	$26,990	$28,982	$193,872	$339,228
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
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2020	2019	2018
Proceeds from sales of AFS securities	$26,855	$33,840	$—
Realized gains (losses)	$71	$6	$—
Applicable income tax expense (benefit)	$15	$1	$—
The following information pertains to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position at December 31, 2020.

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
As of December 31, 2020 and 2019, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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

Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of December 31, 2020 and 2019, with the exception of one municipal bond previously identified which had no activity during the period.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $80,000 as of December 31, 2020. During the first quarter of 2021, the maximum outstanding aggregate amount was reduced to $40,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(7)	(24)	(28)	(322)	—	(381)
Recoveries	149	39	136	197	—	521
Provision for loan losses	106	(338)	(792)	1	2,688	1,665
December 31, 2020	$2,162	$311	$1,363	$798	$5,110	$9,744

	Allowance for Loan Losses
	Year Ended December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2019	$2,563	$775	$1,992	$857	$2,188	$8,375
Charge-offs	(143)	(240)	(99)	(466)	—	(948)
Recoveries	123	3	189	167	—	482
Provision for loan losses	(629)	96	(35)	364	234	30
December 31, 2019	$1,914	$634	$2,047	$922	$2,422	$7,939

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$84	$56	$771	$—	$—	$911
Collectively evaluated for impairment	2,078	255	592	798	5,110	8,833
Total	$2,162	$311	$1,363	$798	$5,110	$9,744
Loans
Individually evaluated for impairment	$9,821	$13,796	$4,319	$—		$27,936
Collectively evaluated for impairment	746,865	86,665	303,224	73,621		1,210,375
Total	$756,686	$100,461	$307,543	$73,621		$1,238,311

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2019
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$15	$26	$1,073	$—	$—	$1,114
Collectively evaluated for impairment	1,899	608	974	922	2,422	6,825
Total	$1,914	$634	$2,047	$922	$2,422	$7,939
Loans
Individually evaluated for impairment	$7,865	$14,840	$5,486	$—		$28,191
Collectively evaluated for impairment	693,076	102,080	293,083	70,140		1,158,379
Total	$700,941	$116,920	$298,569	$70,140		$1,186,570

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,308	13,406	—	15,714	541	11	552	16,266
3 - High satisfactory	69,327	51,093	50,258	170,678	14,411	5,312	19,723	190,401
4 - Low satisfactory	403,733	122,025	—	525,758	34,464	17,600	52,064	577,822
5 - Special mention	15,049	6,174	—	21,223	13,137	3,240	16,377	37,600
6 - Substandard	15,854	6,130	—	21,984	5,267	2,693	7,960	29,944
7 - Vulnerable	26	1,303	—	1,329	3,208	387	3,595	4,924
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$506,297	$200,131	$50,258	$756,686	$71,218	$29,243	$100,461	$857,147

	2019
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$390	$—	$390	$—	$—	$—	$390
2 - High quality	2,582	8,844	—	11,426	1,452	99	1,551	12,977
3 - High satisfactory	109,737	42,858	35,523	188,118	16,765	6,769	23,534	211,652
4 - Low satisfactory	377,198	94,847	—	472,045	42,798	20,861	63,659	535,704
5 - Special mention	15,372	3,470	—	18,842	7,165	3,754	10,919	29,761
6 - Substandard	4,874	3,625	—	8,499	9,136	3,836	12,972	21,471
7 - Vulnerable	390	1,231	—	1,621	2,711	1,574	4,285	5,906
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$510,153	$155,265	$35,523	$700,941	$80,027	$36,893	$116,920	$817,861
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$333	$—	$—	$26	$359	$505,938	$506,297
Commercial other	486	—	—	1,303	1,789	198,342	200,131
Advances to mortgage brokers	—	—	—	—	—	50,258	50,258
Total commercial	819	—	—	1,329	2,148	754,538	756,686
Agricultural
Agricultural real estate	—	—	—	3,398	3,398	67,820	71,218
Agricultural other	1	—	—	387	388	28,855	29,243
Total agricultural	1	—	—	3,785	3,786	96,675	100,461
Residential real estate
Senior liens	3,203	145	—	199	3,547	269,425	272,972
Junior liens	25	—	—	—	25	3,791	3,816
Home equity lines of credit	8	—	—	—	8	30,747	30,755
Total residential real estate	3,236	145	—	199	3,580	303,963	307,543
Consumer
Secured	93	—	—	—	93	70,349	70,442
Unsecured	3	—	—	—	3	3,176	3,179
Total consumer	96	—	—	—	96	73,525	73,621
Total	$4,152	$145	$—	$5,313	$9,610	$1,228,701	$1,238,311

	2019
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$139	$30	$—	$390	$559	$509,594	$510,153
Commercial other	531	156	—	1,231	1,918	153,347	155,265
Advances to mortgage brokers	—	—	—	—	—	35,523	35,523
Total commercial	670	186	—	1,621	2,477	698,464	700,941
Agricultural
Agricultural real estate	—	—	—	2,711	2,711	77,316	80,027
Agricultural other	—	—	—	1,574	1,574	35,319	36,893
Total agricultural	—	—	—	4,285	4,285	112,635	116,920
Residential real estate
Senior liens	3,463	258	—	557	4,278	253,894	258,172
Junior liens	65	—	—	—	65	5,766	5,831
Home equity lines of credit	157	—	—	72	229	34,337	34,566
Total residential real estate	3,685	258	—	629	4,572	293,997	298,569
Consumer
Secured	68	—	—	—	68	66,547	66,615
Unsecured	3	—	—	—	3	3,522	3,525
Total consumer	71	—	—	—	71	70,069	70,140
Total	$4,426	$444	$—	$6,535	$11,405	$1,175,165	$1,186,570
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,048	$2,290	$79	$1,384	$121
Commercial other	107	107	5	464	20
Agricultural real estate	1,994	1,994	54	2,099	103
Agricultural other	1,355	1,355	2	1,355	78
Residential real estate senior liens	4,319	4,661	771	4,836	197
Residential real estate junior liens	—	—	—	—	—
Total impaired loans with a valuation allowance	9,823	10,407	911	10,138	519
Impaired loans without a valuation allowance
Commercial real estate	3,006	3,080		3,679	210
Commercial other	4,660	4,660		3,730	150
Agricultural real estate	8,681	8,731		7,704	302
Agricultural other	1,766	1,766		2,361	105
Home equity lines of credit	—	—		61	5
Consumer secured	—	—		1	—
Total impaired loans without a valuation allowance	18,113	18,237		17,536	772
Impaired loans
Commercial	9,821	10,137	84	9,257	501
Agricultural	13,796	13,846	56	13,519	588
Residential real estate	4,319	4,661	771	4,897	202
Consumer	—	—	—	1	—
Total impaired loans	$27,936	$28,644	$911	$27,674	$1,291

	2019
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$517	$635	$15	$2,044	$61
Commercial other	—	—	—	10	—
Agricultural real estate	1,509	1,509	12	1,091	100
Agricultural other	1,355	1,355	14	832	55
Residential real estate senior liens	5,401	5,830	1,073	6,210	114
Residential real estate junior liens	—	—	—	11	—
Total impaired loans with a valuation allowance	8,782	9,329	1,114	10,198	330
Impaired loans without a valuation allowance
Commercial real estate	4,961	5,224		4,247	91
Commercial other	2,387	2,387		2,697	46
Agricultural real estate	8,372	8,422		7,404	171
Agricultural other	3,604	3,604		4,623	258
Home equity lines of credit	85	385		58	6
Consumer secured	—	—		5	—
Total impaired loans without a valuation allowance	19,409	20,022		19,034	572
Impaired loans
Commercial	7,865	8,246	15	8,998	198
Agricultural	14,840	14,890	26	13,950	584
Residential real estate	5,486	6,215	1,073	6,279	120
Consumer	—	—	—	5	—
Total impaired loans	$28,191	$29,351	$1,114	$29,232	$902
We had committed to advance $98 and $175 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, as of December 31, 2020 and 2019, respectively.
Troubled Debt Restructurings
A loan modification is considered to be a TDR when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:
1.Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.
2.Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.
3.Agreeing to an interest only payment structure and delaying principal payments.
4.Forgiving principal.
5.Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:
1.The borrower is currently in default on any of their debt.
2.The borrower would likely default on any of their debt if the concession is not granted.
3.The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.
4.The borrower has declared, or is in the process of declaring, bankruptcy.
5.The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2020			2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	10	$5,224	$5,224	3	$1,188	$1,188
Agricultural other	5	3,194	3,194	7	3,286	3,286
Residential real estate	3	136	136	1	17	17
Total	18	$8,554	$8,554	11	$4,491	$4,491
The following table summarizes the nature of the concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2020				2019
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	2	$987	8	$4,237	—	$—	3	$1,188
Agricultural other	—	—	5	3,194	2	1,189	5	2,097
Residential real estate	—	—	3	136	—	—	1	17
Total	2	$987	16	$7,567	2	$1,189	9	$3,302
We did not restructure any loans by forgiving principal or accrued interest during 2020 or 2019.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2020 and 2019, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2020	2019
TDRs	$24,930	$24,737
Measures we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of December 31, 2020.

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2020	2019
Land	$6,164	$6,336
Buildings and improvements	30,503	30,257
Furniture and equipment	35,896	35,121
Total	72,563	71,714
Less: accumulated depreciation	47,423	45,472
Premises and equipment, net	$25,140	$26,242
Depreciation expense amounted to $2,620, $2,908, and $2,940 in 2020, 2019, and 2018, respectively.
Note 6 – Investment in Joint Venture
In 2008, we merged the assets of our wholly owned subsidiary, IBT Title and Insurance Agency, Inc. (“IBT Title”) into a 50/50 joint venture with Corporate Title Agency, LLC, a third-party business based in Traverse City, Michigan, to form CSS.  The purpose of the joint venture was to help IBT Title expand its service area and to take advantage of economies of scale.  As a 50% owner of the membership units of this entity, we accounted for our investment under the equity method of accounting, and our share of income and loss from the joint venture is included in noninterest income.
CSS is a limited liability company.  Therefore, federal taxable income and deductions are passed through to the members, and no provision for federal income taxes is reflected in the condensed statements of income. During the second half of 2019, a new line of business was proposed by the CSS General Manager which did not interest us as it was unrelated to the Bank's core business. Subsequently, the General Manager of CSS chose to have a company valuation performed by a third party during the fourth quarter of 2019 for purposes of investor planning. The independent, third-party valuation identified that CSS’ intangible assets required an impairment of $7,133. As a 50% owner of the membership units of CSS, we recognized the reduced value of our investment which resulted in a reduction to income of $3,566 in the fourth quarter of 2019.
We sold our membership interest in CSS during the fourth quarter of 2020, which reduced equity securities without readily determinable fair values $4,246 when compared to December 31, 2019. As a result of this transaction, we received a $1,000 down payment, recorded a receivable in the amount of $3,227 and recorded a loss of $394. In 2020, our share of income was $577, including the reduction of $394 from the sale.
Note 7 – Goodwill and Other Intangible Assets
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill is impaired, a write-down of goodwill by the amount of the impairment would be required. The carrying amount of goodwill was $48,282 at December 31, 2020 and 2019.
The decline in economic conditions, as a result of the COVID-19 pandemic and other factors, led to a significant decline in the stock market causing the value of investments, including our stock, to decline. Our stock price was negatively impacted in March 2020, which continued during most of 2020. Since the price of our stock increased but had not fully recovered through the fourth quarter, we decided to engage a third-party valuation firm to perform a quantitative analysis of goodwill as of December 31, 2020. In determining the fair value of the Bank and Isabella Bank Corporation, the third-party firm assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance, the market price of our common stock, and other relevant events. Based on the valuation prepared, it was determined that our estimated fair values of the Bank and Isabella Bank Corporation at December 31, 2020 were greater than our recorded book value and no impairment of goodwill was identified.
Furthermore, management noted that despite the decline of the market capitalization as a result of the COVID-19 pandemic, our financial performance remained positive. This is evidenced by our financial results, strong credit quality indicators, increased liquidity position, as well as the strong capital position. Finally, by the end of the fourth quarter, our stock price had increased to levels consistent with prices prior to the second quarter of 2020. Based on these factors and the results of the independent quantitative analysis of goodwill, management concluded that it was more likely than not that there was no goodwill impairment as of December 31, 2020.

Identifiable intangible assets were as follows as of December 31:

	2020
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,530	$49

	2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,482	$97
Amortization expense associated with identifiable intangible assets was $48, $72, and $96 in 2020, 2019, and 2018, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2020, and thereafter is as follows:

Estimated Amortization Expense
2021	$29
2022	15
2023	2
2024	2
2025	1
Total	$49
Note 8 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2021	$235,283
2022	75,273
2023	32,966
2024	18,285
2025	21,012
Thereafter	162
Total	$382,981
Interest expense on time deposits greater than $250 was $1,883 in 2020, $2,001 in 2019 and $1,280 in 2018.

Note 9 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2020		2019
	Amount	Rate	Amount	Rate
FHLB advances	$90,000	1.68%	$245,000	2.32%
Securities sold under agreements to repurchase without stated maturity dates	68,747	0.13%	30,999	0.09%
Total	$158,747	1.01%	$275,999	2.07%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock. During the fourth quarter of 2020, we elected to extinguish $100,000 of FHLB advances based on our level of cash reserves and strategic initiatives. Due to a significant increase in one account during the fourth quarter of 2020, our level of securities sold under agreements to repurchase increased as of December 31, 2020.
The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2020		2019
	Amount	Rate	Amount	Rate
Fixed rate due 2020	$—	—%	$55,000	2.18%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 (1)	10,000	0.52%	10,000	2.20%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	—	—%	45,000	2.97%
Fixed rate due 2024	—	—%	55,000	2.68%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$90,000	1.68%	$245,000	2.32%
(1) Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $68,773 and $31,020 at December 31, 2020 and 2019, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances for the years ended December 31, 2020 and 2019. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased at December 31:

	2020			2019
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$83,499	$35,514	0.10%	$37,441	$31,406	0.10%
Federal funds purchased	—	4	0.49%	7,070	687	2.64%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2020	2019
Pledged to secure borrowed funds	$302,041	$368,310
Pledged to secure repurchase agreements	68,773	31,020
Pledged for public deposits and for other purposes necessary or required by law	39,641	59,537
Total	$410,455	$458,867

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2020	2019
States and political subdivisions	$12,728	$31,020
Mortgage-backed securities	30,250	—
Collateralized mortgage obligations	25,795	—
Total	$68,773	$31,020
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities available to pledge to satisfy required collateral.
As of December 31, 2020, we had the ability to borrow up to an additional $214,625, based on assets pledged as collateral. We had no investment securities that were restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of December 31:

	2020
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	0.3	$10,000	Other liabilities	$(54)

	2019
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	1.3	$10,000	Other assets	$67
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2020	2019
Unfunded commitments under lines of credit	$241,637	$202,871
Commercial and standby letters of credit	5,964	4,575
Commitments to grant loans	26,939	20,778
Total	$274,540	$228,224
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $3,557 and $618 at December 31, 2020 and 2019, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $4,661 and $1,332 at December 31, 2020 and 2019, respectively. The fair value of these forward loan sale commitments was $4,778 and $1,353 at December 31, 2020 and 2019, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Banking regulations required us to maintain cash reserve balances in currency or deposits with the FRB until March of 2020 when reserve requirements were reduced to zero. At December 31, 2019 the reserve balance amounted to $1,341. Additionally, correspondent banks may require us to maintain minimum cash reserve balances. At December 31, 2020 and 2019, the reserve balances related to correspondent banks amounted to $500 and $400, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2020, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2021, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $16,100.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2020 and 2019, that we met all capital adequacy requirements.
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

As of December 31, 2020 and 2019, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There were no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$153,102	12.28%	$87,273	7.000%	$81,039	6.50%
Consolidated	162,532	12.97%	87,675	7.000%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	153,102	12.28%	105,975	8.500%	99,741	8.00%
Consolidated	162,532	12.97%	106,462	8.500%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	162,846	13.06%	130,910	10.500%	124,676	10.00%
Consolidated	172,276	13.75%	131,512	10.500%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	153,102	7.97%	76,814	4.00%	96,018	5.00%
Consolidated	162,532	8.37%	77,671	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$150,093	11.86%	$88,587	7.000%	$82,260	6.50%
Consolidated	159,794	12.56%	89,090	7.000%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	150,093	11.86%	107,570	8.500%	101,243	8.00%
Consolidated	159,794	12.56%	108,180	8.500%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	158,032	12.49%	132,881	10.500%	126,554	10.00%
Consolidated	167,733	13.18%	133,635	10.500%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	150,093	8.54%	70,288	4.000%	87,861	5.00%
Consolidated	159,794	9.01%	70,945	4.000%	N/A	N/A

Note 12 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP, see "Note 13 – Benefit Plans."
Earnings per common share have been computed based on the following for the years ended December 31:

	2020	2019	2018
Average number of common shares outstanding for basic calculation	7,959,705	7,909,794	7,872,077
Average potential effect of common shares in the Directors Plan (1)	143,878	185,248	200,771
Average potential effect of common shares in the RSP	2,508	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,106,091	8,095,042	8,072,848
Net income	$10,885	$13,024	$14,021
Earnings per common share
Basic	$1.37	$1.65	$1.78
Diluted	$1.34	$1.61	$1.74
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
For 2020, 2019 and 2018, expenses attributable to the plan were $813, $764, and $743, respectively.
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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2020	2019
Change in benefit obligation
Benefit obligation, January 1	$10,209	$9,412
Interest cost	306	378
Actuarial loss (gain)	682	1,216
Benefits paid, including plan expenses	(839)	(797)
Benefit obligation, December 31	10,358	10,209
Change in plan assets
Fair value of plan assets, January 1	8,352	7,765
Investment return (loss)	750	1,384
Contributions	—	—
Benefits paid, including plan expenses	(839)	(797)
Fair value of plan assets, December 31	8,263	8,352
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,095)	$(1,857)
Accumulated benefit obligation at December 31	$10,358	$10,209

	2020	2019
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(1,857)	$(1,647)
Contributions	—	—
Net periodic benefit cost	(176)	(268)
Net change in unrecognized actuarial loss and prior service cost	(62)	58
Accrued pension benefit cost at December 31	$(2,095)	$(1,857)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).
The components of net periodic benefit cost are as follows for the years ended December 31:

	2020	2019	2018
Interest cost on benefit obligation	$306	$378	$388
Expected return on plan assets	(488)	(452)	(554)
Amortization of unrecognized actuarial net loss	206	214	242
Settlement loss	152	128	269
Net periodic benefit cost	$176	$268	$345
During 2020, 2019 and 2018, settlement losses of $152, $128 and $269 were recognized in connection with lump-sum benefit distributions, respectively. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2020 includes net unrecognized pension costs before income taxes of $3,474.

The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2020	2019	2018
Discount rate	2.30%	3.07%	4.11%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2020	2019	2018
Discount rate	3.07%	4.11%	3.48%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
As a result of the curtailment of the Plan, there is no rate of compensation increase considered in the above assumptions.
The expected long-term rate of return is an estimate of anticipated future long-term rates of return on plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:
•Historical long-term rates of return for broad asset classes.
•Actual past rates of return achieved by the plan.
•The general mix of assets held by the plan.
•The stated investment policy for the plan.
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
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2020		2019
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$69	$69	$218	$218
Common collective trusts
Fixed income	3,851	3,851	3,823	3,823
Equity investments	4,343	4,343	4,311	4,311
Total	$8,263	$8,263	$8,352	$8,352
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019:
•Short-term investments: Shares of a money market portfolio valued at amortized cost, which approximates fair value.
•Common collective trusts: These investments are public investment securities valued using the NAV provided by a third party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.
We anticipate contributions to the plan in 2021 to approximate net contribution costs.

Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2021	$416
2022	422
2023	421
2024	416
2025	426
2026 - 2030	2,322
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
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board of Directors or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2020		2019
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	117,053	$2,291	177,935	$4,326
Shares held in Rabbi Trust	59,162	1,158	27,069	658
Total	176,215	$3,449	205,004	$4,984
Cash Incentive Plans
Executive Cash Incentive Plan
On June 24, 2020, we amended and restated the Isabella Bank Corporation Employee Cash Incentive Plans to create two separate plans: one for non-executive employees and the other, the Isabella Bank Corporation Executive Cash Incentive Plan for executive employees. The executive plan provides separate potential payouts for Isabella Bank's CEO, President and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 20% to 30% of the employee's annual salary. Expenses related to this plan for 2020 were $165.
Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2020, 2019 and 2018 were $1,101, $1,070, and $500, respectively. Prior to 2020, such expenses included cash incentives for all eligible employees, including executives.
Restricted Stock Plan
On June 24, 2020 the Board of Directors adopted the RSP, an equity-based bonus plan. The primary purpose of the plan is to promote our growth and profitability by attracting and retaining executive officers and key employees of outstanding competence through ownership of equity that provides them with incentives to achieve corporate objectives. In connection with the adoption of the RSP, the Isabella Bank Corporation Stock Award Incentive Plan was terminated.
The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. Under the RSP, the Board of Directors may grant restricted stock awards to eligible employees on an annual basis based on satisfactory achievement of performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. Restricted stock awards granted are not fully transferable or vested until certain conditions are met, as stated in the plan.
Also on June 24, 2020 we made initial awards under the RSP. Currently, the eligible employees are Isabella Bank's CEO, President, and CFO.
A summary of changes in nonvested restricted stock awards for the year follows:

	Number of Shares	Fair Value
Balance, January 1, 2020	—	$—
Granted	4,658	82
Vested	—	—
Forfeited	—	—
Balance, December 31, 2020	4,658	$82
Compensation expense related to the RSP was $14 for 2020. As of December 31, 2020, there was $68 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 3.17 years.
Stock Award Incentive Plan
We maintained an equity incentive plan for the purpose of promoting growth and operating profitability, as well as attracting and retaining executive officers of outstanding competence, through ownership of equity. Under this plan, stock was granted to specified individuals subject to certain conditions, and the transfer of shares granted under the plan is restricted. Expenses related to this plan for 2019 and 2018 were $171 and $45, respectively. This plan was terminated in 2020 with the adoption of our Restricted Stock Plan.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2020, 2019 and 2018 were $373, $355, and $356, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $1,868 in 2020, $2,445 in 2019 and $2,695 in 2018.

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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2020, 2019 and 2018, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2020, 2019 and 2018.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2020	2019	2018
Debit card income	$2,961	$2,667	$2,487
Trust service fees	2,294	2,269	2,134
Investment advisory fees	284	523	702
Service charges and fees related to deposit accounts	290	317	332
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 15 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2020	2019	2018
Audit, consulting, and legal fees	$1,836	$1,884	$2,222
ATM and debit card fees	1,441	1,210	1,036
Marketing costs	877	762	596
Loan underwriting fees	825	905	1,016
Donations and community relations	723	1,026	710
Director fees	695	788	858
FDIC insurance premiums	612	211	726
All other	3,465	3,775	3,761
Total other noninterest expenses	$10,474	$10,561	$10,925
Note 16 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2020	2019	2018
Currently payable	$1,263	$972	$1,088
Deferred expense (benefit)	(276)	408	275
Income tax expense	$987	$1,380	$1,363

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the year ended December 31:

	2020	2019	2018
Income taxes at statutory rate	$2,493	$3,025	$3,231
Effect of nontaxable income
Interest income on tax exempt municipal securities	(802)	(990)	(1,106)
Earnings on corporate owned life insurance policies	(346)	(160)	(148)
Other	288	283	231
Total effect of nontaxable income	(860)	(867)	(1,023)
Effect of nondeductible expenses	68	108	113
Effect of tax credits	(830)	(984)	(958)
Unrecognized deferred tax benefit on joint venture investment	116	98	—
Federal income tax expense	$987	$1,380	$1,363
The losses recognized during 2019 and 2020 related to our joint venture investment in CSS are unlikely to reverse in the foreseeable future. As such, we did not record a deferred tax asset as of December 31, 2020 related to our investment in CSS.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, measured at the 21% statutory rate, included in other assets and other liabilities on our consolidated balance sheets, are summarized as follows as of December 31:

	2020	2019
Deferred tax assets
Allowance for loan losses	$1,724	$1,255
Deferred compensation	1,475	1,615
Employee benefit plans	59	77
Core deposit premium and acquisition expenses	751	742
Net unrecognized actuarial losses on pension plan	729	717
Net unrealized gains on derivative instruments	11	—
Life insurance death benefit payable	497	497
Other	890	771
Total deferred tax assets	6,136	5,674
Deferred tax liabilities
Prepaid pension cost	290	327
Premises and equipment	2,196	1,859
Accretion on securities	36	37
Core deposit premium and acquisition expenses	910	872
Net unrealized gains on available-for-sale securities	2,777	1,247
Net unrealized gains on derivative instruments	—	14
Other	956	1,157
Total deferred tax liabilities	7,165	5,513
Net deferred tax assets (liabilities)	$(1,029)	$161
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2017. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2020 and 2019 and we are not aware of any claims for such amounts by federal income tax authorities.

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
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2018, 2019 and 2020 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2018	$391	$230	$(3,223)	$(2,602)
OCI before reclassifications	(7,229)	33	265	(6,931)
Amounts reclassified from AOCI	—	—	345	345
Subtotal	(7,229)	33	610	(6,586)
Tax effect	1,415	(7)	(128)	1,280
OCI, net of tax	(5,814)	26	482	(5,306)
Adoption of ASU 2016-01	223	—	—	223
Balance, December 31, 2018	(5,200)	256	(2,741)	(7,685)
OCI before reclassifications	12,276	(256)	(210)	11,810
Amounts reclassified from AOCI	(6)	—	268	262
Subtotal	12,270	(256)	58	12,072
Tax effect	(2,458)	54	(12)	(2,416)
OCI, net of tax	9,812	(202)	46	9,656
Balance, December 31, 2019	4,612	54	(2,695)	1,971
OCI before reclassifications	7,474	(121)	(238)	7,115
Amounts reclassified from AOCI	(71)	—	176	105
Subtotal	7,403	(121)	(62)	7,220
Tax effect	(1,530)	25	12	(1,493)
OCI, net of tax	5,873	(96)	(50)	5,727
Balance, December 31, 2020	$10,485	$(42)	$(2,745)	$7,698
Included in OCI are changes in unrealized gains and losses related to auction rate money market preferred stocks. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments. Changes in unrealized gains and losses related to investments in equity securities were not included in OCI after the adoption of ASU 2016-01, effective January 1, 2018.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2020			2019			2018
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$118	$7,356	$7,474	$565	$11,711	$12,276	$(495)	$(6,734)	$(7,229)
Reclassification adjustment for net (gains) losses included in net income	—	(71)	(71)	—	(6)	(6)	—	—	—
Net unrealized gains (losses)	118	7,285	7,403	565	11,705	12,270	(495)	(6,734)	(7,229)
Tax effect	—	(1,530)	(1,530)	—	(2,458)	(2,458)	—	1,415	1,415
Unrealized gains (losses), net of tax	$118	$5,755	$5,873	$565	$9,247	$9,812	$(495)	$(5,319)	$(5,814)
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2020	2019	2018
Unrealized gains (losses) on AFS securities
	$71	$6	$—	Net gains on sale of AFS securities
	15	1	—	Federal income tax expense
	$56	$5	$—	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$176	$268	$345	Other noninterest expenses
	37	56	72	Federal income tax expense
	$139	$212	$273	Net income

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

The following tables list the quantitative fair value information about impaired loans as of:

	December 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 50%	32%
Discounted value	$19,540	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	27%
		Liquor license	75%	75%

	December 31, 2019
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	22%
		Equipment	20% - 40%	32%
Discounted value	$19,135	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	28%
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
Equity securities without readily determinable fair values: Equity securities without readily determinable fair values include our holdings in FHLB stock and FRB stock as well as our membership interest in CSS. As a 50% investor of the membership units in CSS, we accounted for our investment under the equity method of accounting. The General Manager of CSS, through the normal course of business, chose to evaluate its operations of the company and obtained an independent, third-party valuation of the company during the fourth quarter of 2019. As of December 31, 2019, our recorded investment in CSS relied on assumptions and use of estimates pursuant to the valuation. As such, we classify such equity securities instruments as Level 3 with the related impairment in 2019 a nonrecurring Level 3 fair value adjustment. We sold our membership interest in CSS during the fourth quarter of 2020.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$246,640	$246,640	$246,640	$—	$—
Mortgage loans AFS	2,741	2,858	—	2,858	—
Gross loans	1,238,311	1,239,718	—	—	1,239,718
Less allowance for loan and lease losses	9,744	9,744	—	—	9,744
Net loans	1,228,567	1,229,974	—	—	1,229,974
Accrued interest receivable	6,882	6,882	6,882	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,308	2,480	—	2,480	—
LIABILITIES
Deposits without stated maturities	1,183,336	1,183,336	1,183,336	—	—
Deposits with stated maturities	382,981	389,455	—	389,455	—
Borrowed funds	158,747	160,250	—	160,250	—
Accrued interest payable	481	481	481	—	—

	2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$60,572	$60,572	$60,572	$—	$—
Mortgage loans AFS	904	925	—	925	—
Gross loans	1,186,570	1,170,370	—	—	1,170,370
Less allowance for loan and lease losses	7,939	7,939	—	—	7,939
Net loans	1,178,631	1,162,431	—	—	1,162,431
Accrued interest receivable	6,501	6,501	6,501	—	—
Equity securities without readily determinable fair values (1)	21,629	N/A	—	—	—
OMSR	2,264	2,264	—	2,264	—
LIABILITIES
Deposits without stated maturities	906,232	906,232	906,232	—	—
Deposits with stated maturities	407,619	409,600	—	409,600	—
Borrowed funds	275,999	278,761	—	278,761	—
Accrued interest payable	860	860	860	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2020				2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
States and political subdivisions	$143,656	$—	$143,656	$—	$169,752	$—	$169,752	$—
Auction rate money market preferred	3,237	—	3,237	—	3,119	—	3,119	—
Mortgage-backed securities	88,652	—	88,652	—	140,204	—	140,204	—
Collateralized mortgage obligations	101,983	—	101,983	—	116,764	—	116,764	—
Corporate	1,700	—	1,700	—	—	—	—	—
Total AFS securities	339,228	—	339,228	—	429,839	—	429,839	—
Derivative instruments	54	—	54	—	67	—	67	—
Nonrecurring items
Impaired loans (net of the ALLL)	19,540	—	—	19,540	19,135	—	—	19,135
OMSR	2,308	—	2,308	—	2,264	—	2,264	—
Investment in CSS	—	—	—	—	4,246	—	—	4,246
Foreclosed assets	527	—	—	527	456	—	—	456
Total	$361,657	$—	$341,590	$20,067	$456,007	$—	$432,170	$23,837
Percent of assets and liabilities measured at fair value		—%	94.45%	5.55%		—%	94.77%	5.23%
We recorded an impairment related to OMSR of $316 and $214 through earnings for the years ended December 31, 2020 and 2019. We recorded a reduction to our investment in CSS of $3,566 through earnings for the years ended December 31, 2019. We recorded losses of $41 and gains of $111 through earnings related fair value changes in foreclosed assets for the years ended December 31, 2020 and 2019. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2020 and 2019.
Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2020	2019
Balance, January 1	$3,695	$3,343
New loans	837	1,584
Repayments	(1,555)	(1,232)
Balance, December 31	$2,977	$3,695
Total deposits of these principal officers and directors and their affiliates amounted to $7,604 and $5,137 at December 31, 2020 and 2019, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 shares of our common stock as of December 31, 2020 and 2019, respectively. Such shares are included in the computation of dividends and earnings per share.

The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2020	2019	2018
Total assets	$1,286	$1,678	$1,731
Donations	$—	$50	$—
Note 20 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2020, 2019, and 2018 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2020	2019
ASSETS
Cash on deposit at the Bank	$2,670	$1,360
Investments in subsidiaries	166,096	157,415
Premises and equipment	1,529	1,539
Other assets	48,352	49,887
TOTAL ASSETS	$218,647	$210,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$59	$19
Shareholders' equity	218,588	210,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$218,647	$210,201
Condensed Statements of Income

	Year Ended December 31
	2020	2019	2018
Income
Dividends from subsidiaries	$9,300	$7,800	$13,100
Interest income	1	7	1
Net income (loss) on CSS joint venture	577	(3,108)	274
Other income (loss)	—	—	2,756
Total income	9,878	4,699	16,131
Expenses
Compensation and benefits	—	—	4,132
Occupancy and equipment	61	59	513
Audit, consulting, and legal fees	573	477	774
Director fees	356	368	413
Other	1,172	1,165	796
Total expenses	2,162	2,069	6,628
Income before income tax benefit and equity in undistributed earnings of subsidiaries	7,716	2,630	9,503
Federal income tax benefit	216	984	749
Income before equity in undistributed earnings of subsidiaries	7,932	3,614	10,252
Undistributed earnings of subsidiaries	2,953	9,410	3,769
Net income	$10,885	$13,024	$14,021

Condensed Statements of Cash Flows

	Year Ended December 31
	2020	2019	2018
Operating activities
Net income	$10,885	$13,024	$14,021
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,953)	(9,410)	(3,769)
Undistributed earnings of equity securities without readily determinable fair values	(394)	3,320	(144)
Loss on sale of joint venture investment	394	—	—
Share-based payment awards under the Directors Plan	413	523	612
Share-based payment awards under the RSP	14	—	—
Depreciation	47	46	134
Deferred income tax expense (benefit)	351	114	(31)
Changes in operating assets and liabilities which provided (used) cash
Other assets	183	(285)	1,237
Other liabilities	40	69	(937)
Net cash provided by (used in) operating activities	8,980	7,401	11,123
Investing activities
Sale of joint venture investment	1,000	—	—
Purchases of premises and equipment	(37)	—	(96)
Net cash provided by (used in) investing activities	963	—	(96)
Financing activities
Cash dividends paid on common stock	(8,524)	(8,282)	(8,169)
Proceeds from the issuance of common stock	4,185	4,876	6,864
Common stock repurchased	(2,702)	(4,003)	(7,007)
Common stock purchased for deferred compensation obligations	(1,592)	(1,131)	(401)
Net cash provided by (used in) financing activities	(8,633)	(8,540)	(8,713)
Increase (decrease) in cash and cash equivalents	1,310	(1,139)	2,314
Cash and cash equivalents at beginning of period	1,360	2,499	185
Cash and cash equivalents at end of period	$2,670	$1,360	$2,499
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2020.
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
We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:
•A documented organizational structure and division of responsibility;
•Established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout our Corporation;
•Internal auditors that monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee;
•Procedures for taking action in response to an internal audit finding or recommendation;
•Regular reviews of our consolidated financial statements by qualified individuals; and
•The careful selection, training and development of our people.
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
Based upon these criteria, we believe that, as of December 31, 2020, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2020 consolidated financial statements and our internal control over financial reporting as of December 31, 2020. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board of Directors. Rehmann has issued an unqualified audit opinion on our 2020 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2020, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
March 10, 2021

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 10, 2021
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2021 (“Proxy Statement”) which is incorporated herein by reference.
For Information concerning our Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.
We have adopted a Code of Conduct and Business Ethics that applies to the principal executive officer, the principal financial officer and the principal accounting officer or controller of the Corporation. We shall provide to any person without charge upon request, a copy of our Code of Conduct and Business Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 401 North Main Street, Mount Pleasant, Michigan 48858.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	117,053	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	18,704	(4)	—	(5)	—	(6)
Total	135,757
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
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board of Directors or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
(2) The RSP is an equity-based bonus plan. Under the plan, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable. Currently, the eligible employees are Isabella Bank's CEO, President, and CFO.

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
(3) As of December 31, 2020, the Directors Plan had 176,215 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 59,162 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
(4) This amount includes shares subject to outstanding stock awards at the maximum amount of shares issuable under such awards.  However, payout of incentive awards is contingent on the individual and the Corporation reaching certain levels of performance.  If the performance criteria for these awards are not fully satisfied, the award recipient will receive less than the maximum number of shares eligible under these grants and may receive nothing from these grants. Additionally, this amount assumes the closing price of our common stock as of the award grant date, June 24, 2020, for purposes of the conversion from awards to stock.
(5) The Directors Plan and the RSP do not have an exercise price.
(6) There is no maximum number of shares available for issuance under the Directors Plan and the RSP has a maximum number of 100,000 shares.
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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3(a)	Amended Articles of Incorporation (1)
	3(b)	Amendment to the Articles of Incorporation (2)
	3(c)	Amendment to the Articles of Incorporation (3)
	3(d)	Amendment to the Articles of Incorporation (4)
	3(e)	Amendment to the Articles of Incorporation (7)
	3(f)	Amended Bylaws (5)
	3(g)	Amendment to Bylaws (6)
	3(h)	Amendment to Bylaws (9)
	3(i)	Amendment to Bylaws (10)
	10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10(b)	Isabella Bank Corporation Split Dollar Plan* (12)
	10(c)	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10(d)	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10(e)	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10(f)	Isabella Bank Corporation Restricted Stock Plan* (15)
	10(g)	Isabella Bank Corporation Executive Cash Incentive Plan* (15)
	14	Code of Conduct and Business Ethics (16)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Interactive Data File**
	101.SCH	XBRL Interactive Data File**
	101.CAL	XBRL Interactive Data File**
	101.LAB	XBRL Interactive Data File**
	101.PRE	XBRL Interactive Data File**
	101.DEF	XBRL Interactive Data File**

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 26, 2020, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2020, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 10, 2021
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 10, 2021
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 10, 2021
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 10, 2021
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 10, 2021
Jennifer L. Gill

/s/ G. Charles Hubscher	Director	March 10, 2021
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 10, 2021
Thomas L. Kleinhardt

/s/ David J. Maness	Director	March 10, 2021
David J. Maness

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 10, 2021
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 10, 2021
Sarah R. Opperman

/s/ Vicki L. Rupp	Director	March 10, 2021
Vicki L. Rupp

/s/ Jerome Schwind	Isabella Bank President and Director	March 10, 2021
Jerome Schwind

/s/ Gregory V. Varner	Director	March 10, 2021
Gregory V. Varner