Form 10-Q
period 2021-03-31
ISABELLA BANK Corp
filed 2021-04-29
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,950,438 as of April 27, 2021.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2021	December 31 2020
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,775	$31,296
Interest bearing balances due from banks	295,792	215,344
Total cash and cash equivalents	321,567	246,640
AFS securities, at fair value	367,324	339,228
Mortgage loans AFS	1,965	2,741
Loans
Commercial	725,540	756,686
Agricultural	91,629	100,461
Residential real estate	305,909	307,543
Consumer	72,840	73,621
Gross loans	1,195,918	1,238,311
Less allowance for loan and lease losses	9,271	9,744
Net loans	1,186,647	1,228,567
Premises and equipment	24,886	25,140
Corporate owned life insurance policies	28,057	28,292
Accrued interest receivable	6,422	6,882
Equity securities without readily determinable fair values	17,383	17,383
Goodwill and other intangible assets	48,324	48,331
Other assets	12,857	14,174
TOTAL ASSETS	$2,015,432	$1,957,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$404,710	$375,395
Interest bearing demand deposits	328,440	302,444
Certificates of deposit under $250 and other savings	823,916	781,286
Certificates of deposit over $250	86,515	107,192
Total deposits	1,643,581	1,566,317
Borrowed funds	141,967	158,747
Accrued interest payable and other liabilities	11,602	13,726
Total liabilities	1,797,150	1,738,790
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,958,883 shares (including 65,274 shares held in the Rabbi Trust) in 2021 and 7,997,247 shares (including 59,162 shares held in the Rabbi Trust) in 2020	141,366	142,247
Shares to be issued for deferred compensation obligations	4,272	4,183
Retained earnings	67,728	64,460
Accumulated other comprehensive income	4,916	7,698
Total shareholders’ equity	218,282	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,015,432	$1,957,378

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2021	2020
Interest income
Loans, including fees	$13,097	$13,254
AFS securities
Taxable	1,165	1,489
Nontaxable	865	1,053
Federal funds sold and other	163	405
Total interest income	15,290	16,201
Interest expense
Deposits	1,668	2,791
Borrowings	421	1,408
Total interest expense	2,089	4,199
Net interest income	13,201	12,002
Provision for loan losses	(523)	788
Net interest income after provision for loan losses	13,724	11,214
Noninterest income
Service charges and fees	1,695	1,353
Net gain on sale of mortgage loans	745	151
Wealth management fees	696	572
Earnings on corporate owned life insurance policies	186	182
Gains from redemption of corporate owned life insurance policies	146	524
Other	64	216
Total noninterest income	3,532	2,998
Noninterest expenses
Compensation and benefits	5,877	5,869
Furniture and equipment	1,373	1,461
Occupancy	945	867
Other	2,622	2,748
Total noninterest expenses	10,817	10,945
Income before federal income tax expense	6,439	3,267
Federal income tax expense	1,041	203
NET INCOME	$5,398	$3,064
Earnings per common share
Basic	$0.68	$0.39
Diluted	$0.67	$0.38
Cash dividends per common share	$0.27	$0.27

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2021	2020
Net income	$5,398	$3,064
Unrealized gains (losses) on AFS securities arising during the period	(3,545)	6,311
Reclassification adjustment for net (gains) losses included in net income	—	(71)
Tax effect (1)	742	(1,393)
Unrealized gains (losses) on AFS securities, net of tax	(2,803)	4,847
Unrealized gains (losses) on derivative instruments arising during the period	26	(136)
Tax effect (1)	(5)	28
Unrealized gains (losses) on derivative instruments, net of tax	21	(108)
Other comprehensive income (loss), net of tax	(2,782)	4,739
Comprehensive income (loss)	$2,616	$7,803
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	3,064	4,739	7,803
Issuance of common stock	69,907	1,330	—	—	—	1,330
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	364	(364)	—	—	—
Share-based payment awards under the Directors Plan	—	—	123	—	—	123
Common stock purchased for deferred compensation obligations	—	(650)	—	—	—	(650)
Common stock repurchased pursuant to publicly announced repurchase plan	(59,420)	(1,168)	—	—	—	(1,168)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,122)	—	(2,122)
Balance, March 31, 2020	7,921,291	$140,945	$4,802	$63,041	$6,710	$215,498
Balance, January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	5,398	(2,782)	2,616
Issuance of common stock	18,482	387	—	—	—	387
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	160	—	—	160
Share-based compensation expense recognized in earnings under the RSP	—	4	—	—	—	4
Common stock purchased for deferred compensation obligations	—	(194)	—	—	—	(194)
Common stock repurchased pursuant to publicly announced repurchase plan	(56,846)	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,130)	—	(2,130)
Balance, March 31, 2021	7,958,883	$141,366	$4,272	$67,728	$4,916	$218,282

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2021	2020
OPERATING ACTIVITIES
Net income	$5,398	$3,064
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	—	94
Provision for loan losses	(523)	788
Depreciation	612	668
Amortization of OMSR	177	97
Amortization of acquisition intangibles	7	13
Net amortization of AFS securities	438	444
Net gains on sale of AFS securities	—	(71)
Net gain on sale of mortgage loans	(745)	(151)
OMSR impairment loss	—	245
Net (gains) losses on foreclosed assets	28	(42)
Increase in cash value of corporate owned life insurance policies, net of expenses	(177)	(170)
Gains from redemption of corporate owned life insurance policies	(146)	(524)
Share-based payment awards under the Directors Plan	160	123
Share-based payment awards under the RSP	4	—
Origination of loans held-for-sale	(17,692)	(8,890)
Proceeds from loan sales	19,213	8,717
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	460	(521)
Other assets	997	(379)
Accrued interest payable and other liabilities	(1,135)	(111)
Net cash provided by (used in) operating activities	7,076	3,394
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	26,855
Maturities, calls, and principal payments	19,388	12,674
Purchases	(51,467)	(11,012)
Net loan principal (originations) collections	42,365	10,487
Proceeds from sales of foreclosed assets	193	51
Purchases of premises and equipment	(358)	(372)
Proceeds from redemption of corporate owned life insurance policies	558	1,458
Funding of low income housing tax credit investments	(226)	(150)
Net cash provided by (used in) investing activities	10,453	39,991

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$77,264	$8,232
Net increase (decrease) in borrowed funds	(16,780)	(12,828)
Cash dividends paid on common stock	(2,130)	(2,122)
Proceeds from issuance of common stock	387	1,330
Common stock repurchased	(1,149)	(1,168)
Common stock purchased for deferred compensation obligations	(194)	(650)
Net cash provided by (used in) financing activities	57,398	(7,206)
Increase (decrease) in cash and cash equivalents	74,927	36,179
Cash and cash equivalents at beginning of period	246,640	60,572
Cash and cash equivalents at end of period	$321,567	$96,751
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,111	$4,214
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$78	$117

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Reclassifications: Certain amounts reported in the interim 2020 consolidated financial statements have been reclassified to conform with the 2021 presentation.
Note 2 – Accounting Standards Updates
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,484	$—	$113	$29,371
States and political subdivisions	136,261	4,133	65	140,329
Auction rate money market preferred	3,200	24	—	3,224
Mortgage-backed securities	73,687	2,148	—	75,835
Collateralized mortgage obligations	113,275	3,593	3	116,865
Corporate	1,700	—	—	1,700
Total	$357,607	$9,898	$181	$367,324

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$137,710	$5,946	$—	$143,656
Auction rate money market preferred	3,200	37	—	3,237
Mortgage-backed securities	85,926	2,726	—	88,652
Collateralized mortgage obligations	97,430	4,553	—	101,983
Corporate	1,700	—	—	1,700
Total	$325,966	$13,262	$—	$339,228
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2021 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$19,774	$9,710	$—	$—	$29,484
States and political subdivisions	22,079	63,279	23,655	27,248	—	136,261
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	73,687	73,687
Collateralized mortgage obligations	—	—	—	—	113,275	113,275
Corporate	—	—	1,700	—	—	1,700
Total amortized cost	$22,079	$83,053	$35,065	$27,248	$190,162	$357,607
Fair value	$22,137	$84,508	$36,247	$28,508	$195,924	$367,324
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

A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended March 31
	2021	2020
Proceeds from sales of AFS securities	$—	$26,855
Realized gains (losses)	$—	$71
Applicable income tax expense (benefit)	$—	$15
The following information pertains to AFS securities with gross unrealized losses at March 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position at December 31, 2020.

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$113	$29,370	$—	$—	$113
States and political subdivisions	65	5,442	—	—	65
Collateralized mortgage obligations	3	10,023	—	—	3
Total	$181	$44,835	$—	$—	$181
Number of securities in an unrealized loss position:		6		—	6
The reduction in unrealized gains on our AFS securities portfolio resulted from the recent increases in intermediate-term and long-term benchmark interest rates.
As of March 31, 2021 and December 31, 2020, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of March 31, 2021 or December 31, 2020, with the exception of one municipal bond previously identified which had no activity during the period.

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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain in 2021, improvement in credit quality indicators and a reduction in loans outstanding resulted in a reduction to the ALLL as of March 31, 2021.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(31)	—	—	(128)	—	(159)
Recoveries	82	2	55	70	—	209
Provision for loan losses	(514)	(83)	(255)	216	113	(523)
March 31, 2021	$1,699	$230	$1,163	$956	$5,223	$9,271

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$587	$25	$768	$—	$—	$1,380
Collectively evaluated for impairment	1,112	205	395	956	5,223	7,891
Total	$1,699	$230	$1,163	$956	$5,223	$9,271
Loans
Individually evaluated for impairment	$14,300	$15,459	$4,136	$—		$33,895
Collectively evaluated for impairment	711,240	76,170	301,773	72,840		1,162,023
Total	$725,540	$91,629	$305,909	$72,840		$1,195,918

	Allowance for Loan Losses
	Three Months Ended March 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(4)	(16)	(15)	(123)	—	(158)
Recoveries	22	33	27	46	—	128
Provision for loan losses	443	(161)	(342)	116	732	788
March 31, 2020	$2,375	$490	$1,717	$961	$3,154	$8,697

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$84	$56	$771	$—	$—	$911
Collectively evaluated for impairment	2,078	255	592	798	5,110	8,833
Total	$2,162	$311	$1,363	$798	$5,110	$9,744
Loans
Individually evaluated for impairment	$9,821	$13,796	$4,319	$—		$27,936
Collectively evaluated for impairment	746,865	86,665	303,224	73,621		1,210,375
Total	$756,686	$100,461	$307,543	$73,621		$1,238,311

The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	March 31, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$76	$—	$76	$—	$—	$—	$76
2 - High quality	1,552	12,688	—	14,240	536	11	547	14,787
3 - High satisfactory	74,559	50,682	9,457	134,698	11,565	3,823	15,388	150,086
4 - Low satisfactory	401,410	130,470	—	531,880	33,333	12,922	46,255	578,135
5 - Special mention	13,941	6,206	—	20,147	12,490	3,307	15,797	35,944
6 - Substandard	16,180	6,991	—	23,171	7,173	3,418	10,591	33,762
7 - Vulnerable	46	1,282	—	1,328	2,587	276	2,863	4,191
8 - Doubtful	—	—	—	—	188	—	188	188
9 - Loss	—	—	—	—	—	—	—	—
Total	$507,688	$208,395	$9,457	$725,540	$67,872	$23,757	$91,629	$817,169

	December 31, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,308	13,406	—	15,714	541	11	552	16,266
3 - High satisfactory	69,327	51,093	50,258	170,678	14,411	5,312	19,723	190,401
4 - Low satisfactory	403,733	122,025	—	525,758	34,464	17,600	52,064	577,822
5 - Special mention	15,049	6,174	—	21,223	13,137	3,240	16,377	37,600
6 - Substandard	15,854	6,130	—	21,984	5,267	2,693	7,960	29,944
7 - Vulnerable	26	1,303	—	1,329	3,208	387	3,595	4,924
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$506,297	$200,131	$50,258	$756,686	$71,218	$29,243	$100,461	$857,147
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$—	$64	$—	$46	$110	$507,578	$507,688
Commercial other	42	—	—	1,282	1,324	207,071	208,395
Advances to mortgage brokers	—	—	—	—	—	9,457	9,457
Total commercial	42	64	—	1,328	1,434	724,106	725,540
Agricultural
Agricultural real estate	—	—	—	2,775	2,775	65,097	67,872
Agricultural other	—	—	—	276	276	23,481	23,757
Total agricultural	—	—	—	3,051	3,051	88,578	91,629
Residential real estate
Senior liens	1,153	4	—	153	1,310	270,688	271,998
Junior liens	—	—	—	—	—	3,533	3,533
Home equity lines of credit	34	—	—	—	34	30,344	30,378
Total residential real estate	1,187	4	—	153	1,344	304,565	305,909
Consumer
Secured	30	—	—	—	30	69,873	69,903
Unsecured	4	—	—	—	4	2,933	2,937
Total consumer	34	—	—	—	34	72,806	72,840
Total	$1,263	$68	$—	$4,532	$5,863	$1,190,055	$1,195,918

	December 31, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$333	$—	$—	$26	$359	$505,938	$506,297
Commercial other	486	—	—	1,303	1,789	198,342	200,131
Advances to mortgage brokers	—	—	—	—	—	50,258	50,258
Total commercial	819	—	—	1,329	2,148	754,538	756,686
Agricultural
Agricultural real estate	—	—	—	3,398	3,398	67,820	71,218
Agricultural other	1	—	—	387	388	28,855	29,243
Total agricultural	1	—	—	3,785	3,786	96,675	100,461
Residential real estate
Senior liens	3,203	145	—	199	3,547	269,425	272,972
Junior liens	25	—	—	—	25	3,791	3,816
Home equity lines of credit	8	—	—	—	8	30,747	30,755
Total residential real estate	3,236	145	—	199	3,580	303,963	307,543
Consumer
Secured	93	—	—	—	93	70,349	70,442
Unsecured	3	—	—	—	3	3,176	3,179
Total consumer	96	—	—	—	96	73,525	73,621
Total	$4,152	$145	$—	$5,313	$9,610	$1,228,701	$1,238,311
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

The following is a summary of impaired loans as of:

	March 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$2,805	$2,805	$587	$2,048	$2,290	$79
Commercial other	—	—	—	107	107	5
Agricultural real estate	1,025	1,075	25	1,994	1,994	54
Agricultural other	—	—	—	1,355	1,355	2
Residential real estate senior liens	4,136	4,394	768	4,319	4,661	771
Total impaired loans with a valuation allowance	7,966	8,274	1,380	9,823	10,407	911
Impaired loans without a valuation allowance
Commercial real estate	6,807	7,123		3,006	3,080
Commercial other	4,688	4,688		4,660	4,660
Agricultural real estate	10,155	10,155		8,681	8,731
Agricultural other	4,279	4,279		1,766	1,766
Total impaired loans without a valuation allowance	25,929	26,245		18,113	18,237
Impaired loans
Commercial	14,300	14,616	587	9,821	10,137	84
Agricultural	15,459	15,509	25	13,796	13,846	56
Residential real estate	4,136	4,394	768	4,319	4,661	771
Total impaired loans	$33,895	$34,519	$1,380	$27,936	$28,644	$911

The following is a summary of impaired loans for the:

	Three Months Ended March 31
	2021		2020
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,424	$28	$821	$25
Commercial other	54	—	460	6
Agricultural real estate	1,510	11	1,878	24
Agricultural other	678	—	1,355	22
Residential real estate senior liens	4,228	43	5,343	55
Total impaired loans with a valuation allowance	8,894	82	9,857	132
Impaired loans without a valuation allowance
Commercial real estate	4,907	101	4,562	59
Commercial other	4,674	40	2,390	15
Agricultural real estate	9,418	132	7,782	59
Agricultural other	3,023	61	3,235	7
Home equity lines of credit	—	—	87	6
Consumer secured	—	—	2	—
Total impaired loans without a valuation allowance	22,022	334	18,058	146
Impaired loans
Commercial	12,059	169	8,233	105
Agricultural	14,629	204	14,250	112
Residential real estate	4,228	43	5,430	61
Consumer	—	—	2	—
Total impaired loans	$30,916	$416	$27,915	$278
As a result of line of credit agreements with borrowers, we had committed to advance $816 and $98 in additional funds to be disbursed in connection with impaired loans as of March 31, 2021 and December 31, 2020, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended March 31
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$4,652	$4,652	2	$963	$963
Agricultural other	6	3,712	3,712	2	593	593
Residential real estate	—	—	—	2	93	93
Total	9	$8,364	$8,364	6	$1,649	$1,649
The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended March 31
	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$3,189	2	$1,463	1	$919	1	$44
Agricultural other	6	3,712	—	—	—	—	2	593
Residential real estate	—	—	—	—	—	—	2	93
Total	7	$6,901	2	$1,463	1	$919	5	$730
We did not restructure any loans by forgiving principal or accrued interest in the three-month periods ended March 31, 2021 or 2020.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three-month periods ended March 31, 2021 and 2020 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31 2021	December 31 2020
TDRs	$31,515	$24,930
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days. Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of March 31, 2021.

Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
FHLB advances	$90,000	1.68%	$90,000	1.68%
Securities sold under agreements to repurchase without stated maturity dates	51,967	0.12%	68,747	0.13%
Total	$141,967	1.11%	$158,747	1.01%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Fixed rate due 2021	$50,000	1.91%	$50,000	1.91%
Variable rate due 2021 (1)	10,000	0.50%	10,000	0.52%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$90,000	1.68%	$90,000	1.68%
(1)Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $51,986 and $68,773 at March 31, 2021 and December 31, 2020, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no federal funds purchased or FRB Discount Window advances during the three-month periods ended March 31, 2021 and 2020.
A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended March 31
	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,288	$54,145	0.12%	$32,236	$30,923	0.10%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2021	December 31 2020
Pledged to secure borrowed funds	$299,288	$302,041
Pledged to secure repurchase agreements	51,986	68,773
Pledged for public deposits and for other purposes necessary or required by law	31,190	39,641
Total	$382,464	$410,455

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2021	December 31 2020
States and political subdivisions	$8,656	$12,728
Mortgage-backed securities	24,690	30,250
Collateralized mortgage obligations	18,640	25,795
Total	$51,986	$68,773
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2021, we had the ability to borrow up to an additional $218,743, based on assets pledged as collateral. We had no investment securities that were restricted from being pledged for specific purposes.
Derivative Instruments
We use interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swap, associated with our variable rate borrowings, was designated upon inception as cash flow hedges of forecasted interest payments. We entered into a LIBOR-based interest rate swap that involves the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	March 31, 2021
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	0.1	$10,000	Other liabilities	$(28)

	December 31, 2020
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	0.3	$10,000	Other liabilities	$(54)
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

Note 6 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP.
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2021	2020
Average number of common shares outstanding for basic calculation	7,969,462	7,892,421
Average potential effect of common shares in the Directors Plan (1)	114,384	163,186
Average potential effect of common shares in the RSP	4,678	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,088,524	8,055,607
Net income	$5,398	$3,064
Earnings per common share
Basic	$0.68	$0.39
Diluted	$0.67	$0.38
(1)Exclusive of shares held in the Rabbi Trust
Note 7 – Restricted Stock Plan
We adopted the RSP, an equity-based bonus plan, in 2020. Under the RSP, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Corporation's President and CEO, CFO and the Bank's President. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All Grant Agreements contain vesting conditions and clawback provisions. Expense related to RSP awards was $4 for the three-month period ended March 31, 2021. There was no expense for three-month period ended March 31, 2020.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2021	2020
Audit, consulting, and legal fees	$436	$433
ATM and debit card fees	417	323
FDIC insurance premiums	231	156
Memberships and subscriptions	211	199
Marketing costs	209	203
Loan underwriting fees	190	166
Director fees	159	182
Donations and community relations	146	330
All other	623	756
Total other noninterest expenses	$2,622	$2,748

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2021	2020
Income taxes at statutory rate	$1,352	$686
Effect of nontaxable income
Interest income on tax exempt municipal securities	(172)	(203)
Earnings on corporate owned life insurance policies	(70)	(148)
Other	(6)	(4)
Total effect of nontaxable income	(248)	(355)
Effect of nondeductible expenses	9	4
Effect of tax credits	(72)	(132)
Federal income tax expense	$1,041	$203
Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2021				2020
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$10,485	$(42)	$(2,745)	$7,698	$4,612	$54	$(2,695)	$1,971
OCI before reclassifications	(3,545)	26	—	(3,519)	6,311	(136)	—	6,175
Amounts reclassified from AOCI	—	—	—	—	(71)	—	—	(71)
Subtotal	(3,545)	26	—	(3,519)	6,240	(136)	—	6,104
Tax effect	742	(5)	—	737	(1,393)	28	—	(1,365)
OCI, net of tax	(2,803)	21	—	(2,782)	4,847	(108)	—	4,739
Balance, March 31	$7,682	$(21)	$(2,745)	$4,916	$9,459	$(54)	$(2,695)	$6,710
Included in OCI for the three-month periods ended March 31, 2021 and 2020 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(13)	$(3,532)	$(3,545)	$(393)	$6,704	$6,311
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(71)	(71)
Net unrealized gains (losses)	(13)	(3,532)	(3,545)	(393)	6,633	6,240
Tax effect	—	742	742	—	(1,393)	(1,393)
Unrealized gains (losses), net of tax	$(13)	$(2,790)	$(2,803)	$(393)	$5,240	$4,847
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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	31%
		Cash crop inventory	40%	40%
Discounted value	$25,504	Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	30%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	45%	45%

	December 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 50%	32%
Discounted value	$19,540	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	27%
		Liquor license	75%	75%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$321,567	$321,567	$321,567	$—	$—
Mortgage loans AFS	1,965	1,983	—	1,983	—
Gross loans	1,195,918	1,195,343	—	—	1,195,343
Less allowance for loan and lease losses	9,271	9,271	—	—	9,271
Net loans	1,186,647	1,186,072	—	—	1,186,072
Accrued interest receivable	6,422	6,422	6,422	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,276	2,503	—	2,503	—
LIABILITIES
Deposits without stated maturities	1,288,838	1,288,838	1,288,838	—	—
Deposits with stated maturities	354,743	359,655	—	359,655	—
Borrowed funds	141,967	143,067	—	143,067	—
Accrued interest payable	459	459	459	—	—

	December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$246,640	$246,640	$246,640	$—	$—
Mortgage loans AFS	2,741	2,858	—	2,858	—
Gross loans	1,238,311	1,239,718	—	—	1,239,718
Less allowance for loan and lease losses	9,744	9,744	—	—	9,744
Net loans	1,228,567	1,229,974	—	—	1,229,974
Accrued interest receivable	6,882	6,882	6,882	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,308	2,480	—	2,480	—
LIABILITIES
Deposits without stated maturities	1,183,336	1,183,336	1,183,336	—	—
Deposits with stated maturities	382,981	389,455	—	389,455	—
Borrowed funds	158,747	160,250	—	160,250	—
Accrued interest payable	481	481	481	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$29,371	$—	$29,371	$—	$—	$—	$—	$—
States and political subdivisions	140,329	—	140,329	—	143,656	—	143,656	—
Auction rate money market preferred	3,224	—	3,224	—	3,237	—	3,237	—
Mortgage-backed securities	75,835	—	75,835	—	88,652	—	88,652	—
Collateralized mortgage obligations	116,865	—	116,865	—	101,983	—	101,983	—
Corporate	1,700	—	1,700	—	1,700	—	1,700	—
Total AFS securities	367,324	—	367,324	—	339,228	—	339,228	—
Derivative instruments	28	—	28	—	54	—	54	—
Nonrecurring items
Impaired loans (net of the ALLL)	25,504	—	—	25,504	19,540	—	—	19,540
OMSR	2,276	—	2,276	—	2,308	—	2,308	—
Foreclosed assets	384	—	—	384	527	—	—	527
Total	$395,516	$—	$369,628	$25,888	$361,657	$—	$341,590	$20,067
Percent of assets and liabilities measured at fair value		—%	93.45%	6.55%		—%	94.45%	5.55%
We recorded an impairment related to OMSR of $0 and $245 through earnings for the three-month period ended March 31, 2021 and 2020, respectively. We recorded losses of $0 and $6 through earnings related to the fair value changes in foreclosed assets for the three-month period ended March 31, 2021 and 2020, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2021. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of March 31, 2021 and December 31, 2020 and for the three-month periods ended March 31, 2021 and 2020, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2021	December 31 2020
ASSETS
Cash on deposit at the Bank	$2,366	$2,670
Investments in subsidiaries	167,788	166,096
Premises and equipment	1,517	1,529
Other assets	47,874	48,352
TOTAL ASSETS	$219,545	$218,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$1,263	$59
Shareholders' equity	218,282	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$219,545	$218,647
Interim Condensed Statements of Income

	Three Months Ended March 31
	2021	2020
Income
Dividends from subsidiaries	$1,300	$1,750
Interest income	—	1
Other income (loss)	6	1
Total income	1,306	1,752
Expenses
Occupancy and equipment	16	15
Audit, consulting, and legal fees	118	132
Director fees	85	94
Other	264	293
Total expenses	483	534
Income before income tax benefit and equity in undistributed earnings of subsidiaries	823	1,218
Federal income tax benefit	100	112
Income before equity in undistributed earnings of subsidiaries	923	1,330
Undistributed earnings of subsidiaries	4,475	1,734
Net income	$5,398	$3,064

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$5,398	$3,064
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,475)	(1,734)
Undistributed earnings of equity securities without readily determinable fair values	—	94
Share-based payment awards under the Directors Plan	160	123
Share-based payment awards under the RSP	4	—
Depreciation	13	11
Changes in operating assets and liabilities which provided (used) cash
Other assets	478	(100)
Other liabilities	1,204	8
Net cash provided by (used in) operating activities	2,782	1,466
Investing activities
Financing activities
Cash dividends paid on common stock	(2,130)	(2,122)
Proceeds from the issuance of common stock	387	1,330
Common stock repurchased	(1,149)	(1,168)
Common stock purchased for deferred compensation obligations	(194)	(650)
Net cash provided by (used in) financing activities	(3,086)	(2,610)
Increase (decrease) in cash and cash equivalents	(304)	(1,144)
Cash and cash equivalents at beginning of period	2,670	1,360
Cash and cash equivalents at end of period	$2,366	$216

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three-month periods ended March 31, 2021 and 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2021, we reported net income of $5,398 and earnings per common share of $0.68. Net income and earnings per common share for the same periods of 2020 were $3,064 and $0.39, respectively. A decline in the interest rate environment was a large driver of a $911 decrease in interest income for the first three months of 2021 compared to the same period in 2020. Interest expense on deposits and borrowings decreased $2,110 for the three-month period ended March 31, 2021 compared to the same period in 2020 primarily due to reduced interest rates and reduced reliance on higher-cost borrowings. Net interest income increased by $1,199 for the three-month period ended March 31, 2021 in comparison to the same period in 2020. The provision for loan losses decreased by $1,311 for the three-month period ended March 31, 2021 compared to the same period in 2020. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the provision. During 2021, improvement in credit quality indicators, such as past due and nonaccrual loans and unemployment rates, resulted in a reduction in the ALLL and provision reversal. Noninterest income increased $534 during the first three months of 2021 compared to the same period in 2020, mainly as a result of net gain on sold mortgage loans. Noninterest expenses for the first three months of 2021 declined $128 in comparison to the same period in 2020 and can be attributed to strong operating expense control.
As of March 31, 2021, total assets and assets under management were $2,015,432 and $2,768,405, respectively. Assets under management include loans sold and serviced of $298,514 and investment and trust assets managed by Isabella Wealth of $454,459, in addition to assets on our consolidated balance sheet. Our securities portfolio increased $28,096 since December 31, 2020, predominantly due to purchases of treasury securities. Loans outstanding as of March 31, 2021 totaled $1,195,918. During the first three months of 2021, gross loans declined $42,393 which was largely driven by a decrease in advances to mortgage brokers. Total deposits were $1,643,581 as of March 31, 2021, which was an increase of $77,264 since December 31, 2020. Increases in demand and savings deposits, largely as a result of SBA PPP and government stimulus funds, were the main drivers of the increase in deposits. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.98% for the three months ended March 31, 2021, as compared to 2.98% for the three months ended March 31, 2020. Management implemented strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment has had a negative impact on the yield of interest earning assets and future improvements may be gradual. We are committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, managing operating costs and increasing our presence within our geographical footprint.
Recent Events and Legislation
Impact of COVID-19: Unexpected and unprecedented changes have occurred during 2020 and into 2021 as the result of COVID-19.  This aggressive and persistent virus causes a respiratory disease and can result in serious illness or death.  The World Health Organization has declared the situation a global pandemic. The pandemic created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.
The CARES Act, an unprecedented federal government support program, was enacted on March 27, 2020 in response to the COVID-19 pandemic.  It is a $2 trillion stimulus package intended to provide financial relief across the country. The CARES Act included the PPP, which enabled businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted beginning on April 3, 2020.  During 2020, we facilitated more than 950 SBA PPP loans for a total of $99,459 and we are pleased to have the opportunity to continue providing funding in 2021 under an additional government stimulus program. As of March 31, 2021, we funded over 650 SBA

PPP loans for a total of $49,868 under this additional government stimulus program. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP. The capital rule was issued April 9, 2020, with an immediate effective date.
During 2020, many of our customers expressed their general concern about the uncertain economic conditions, but it is still premature to reasonably predict the magnitude of the impact. One measure we deployed to assist our customers included changes to service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees, and permanently remove some charges and fees, to ease the financial stress on our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief. Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans. As of March 31, 2021, we had active loan payment deferrals totaling $5,974, or 0.5% of gross loans.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, short-term loan modifications meeting this criteria were not categorized as TDR as of March 31, 2021. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with any accuracy. Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response, including the development and distribution of effective vaccines. Uncertainty created by the pandemic is pervasive, and has impacted our operations, customers, and various areas of risk. With the uncertainty created by COVID-19, it's challenging to determine the full impact of our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in the interim 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.
Subsequent Events
We evaluated subsequent events after March 31, 2021 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between March 31, 2021 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
INCOME STATEMENT DATA
Interest income	$15,290	$16,402	$15,700	$15,869	$16,201
Interest expense	2,089	2,858	3,203	3,565	4,199
Net interest income	13,201	13,544	12,497	12,304	12,002
Provision for loan losses	(523)	256	516	105	788
Noninterest income	3,532	4,119	4,060	3,246	2,998
Noninterest expenses	10,817	18,638	10,950	10,700	10,945
Federal income tax expense (benefit)	1,041	(508)	734	558	203
Net income (loss)	$5,398	$(723)	$4,357	$4,187	$3,064
PER SHARE
Basic earnings (loss)	$0.68	$(0.10)	$0.55	$0.53	$0.39
Diluted earnings (loss)	$0.67	$(0.10)	$0.54	$0.52	$0.38
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$21.35	$21.29	$21.75	$21.52	$21.10
Quoted market value
High	$22.50	$21.95	$19.00	$19.50	$24.50
Low	$19.45	$15.73	$15.75	$15.60	$16.00
Close (1)	$21.75	$19.57	$16.74	$18.25	$18.00
Common shares outstanding (1)	7,958,883	7,997,247	8,007,901	7,977,019	7,921,291
PERFORMANCE RATIOS
Return on average total assets	1.09%	(0.15)%	0.90%	0.89%	0.68%
Return on average shareholders' equity	9.78%	(1.30)%	7.78%	7.63%	5.68%
Return on average tangible shareholders' equity	12.53%	(1.63)%	9.93%	9.81%	7.35%
Net interest margin yield (FTE)	2.98%	3.04%	2.89%	2.92%	2.98%
BALANCE SHEET DATA (1)
Gross loans	$1,195,918	$1,238,311	$1,303,308	$1,284,385	$1,175,936
AFS securities	$367,324	$339,228	$363,054	$380,414	$407,189
Total assets	$2,015,432	$1,957,378	$1,971,697	$1,913,227	$1,815,904
Deposits	$1,643,581	$1,566,317	$1,495,095	$1,440,678	$1,322,083
Borrowed funds	$141,967	$158,747	$238,349	$236,268	$263,171
Shareholders' equity	$218,282	$218,588	$222,545	$219,991	$215,498
Gross loans to deposits	72.76%	79.06%	87.17%	89.15%	88.95%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$298,514	$301,377	$289,524	$263,332	$257,285
Assets managed by Isabella Wealth	$454,459	$443,967	$403,730	$395,214	$359,968
Total assets under management	$2,768,405	$2,702,722	$2,664,951	$2,571,773	$2,433,157
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.38%	0.43%	0.38%	0.42%	0.59%
Nonperforming assets to total assets	0.26%	0.31%	0.30%	0.33%	0.43%
ALLL to gross loans	0.78%	0.79%	0.73%	0.69%	0.74%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.83%	11.17%	11.29%	11.50%	11.87%
Tier 1 leverage	8.56%	8.37%	8.76%	8.86%	9.09%
Common equity tier 1 capital	13.77%	12.97%	12.90%	12.90%	12.72%
Tier 1 risk-based capital	13.77%	12.97%	12.90%	12.90%	12.72%
Total risk-based capital	14.54%	13.75%	13.64%	13.60%	13.41%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2021	March 31 2020	March 31 2019
INCOME STATEMENT DATA
Interest income	$15,290	$16,201	$16,481
Interest expense	2,089	4,199	4,292
Net interest income	13,201	12,002	12,189
Provision for loan losses	(523)	788	34
Noninterest income	3,532	2,998	2,490
Noninterest expenses	10,817	10,945	10,800
Federal income tax expense	1,041	203	349
Net income	$5,398	$3,064	$3,496
PER SHARE
Basic earnings	$0.68	$0.39	$0.44
Diluted earnings	$0.67	$0.38	$0.43
Dividends	$0.27	$0.27	$0.26
Tangible book value	$21.35	$21.10	$19.47
Quoted market value
High	$22.50	$24.50	$24.50
Low	$19.45	$16.00	$22.25
Close (1)	$21.75	$18.00	$23.75
Common shares outstanding (1)	7,958,883	7,921,291	7,906,078
PERFORMANCE RATIOS
Return on average total assets	1.09%	0.68%	0.77%
Return on average shareholders' equity	9.78%	5.68%	7.00%
Return on average tangible shareholders' equity	12.53%	7.35%	9.29%
Net interest margin yield (FTE)	2.98%	2.98%	3.02%
BALANCE SHEET DATA (1)
Gross loans	$1,195,918	$1,175,936	$1,144,832
AFS securities	$367,324	$407,189	$494,842
Total assets	$2,015,432	$1,815,904	$1,806,974
Deposits	$1,643,581	$1,322,083	$1,277,963
Borrowed funds	$141,967	$263,171	$311,684
Shareholders' equity	$218,282	$215,498	$202,413
Gross loans to deposits	72.76%	88.95%	89.58%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$298,514	$257,285	$259,127
Assets managed by Isabella Wealth	$454,459	$359,968	$475,560
Total assets under management	$2,768,405	$2,433,157	$2,541,661
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.38%	0.59%	0.64%
Nonperforming assets to total assets	0.26%	0.43%	0.44%
ALLL to gross loans	0.78%	0.74%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.83%	11.87%	11.20%
Tier 1 leverage	8.56%	9.09%	8.91%
Common equity tier 1 capital	13.77%	12.72%	12.45%
Tier 1 risk-based capital	13.77%	12.72%	12.45%
Total risk-based capital	14.54%	13.41%	13.12%
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

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,201,693	$13,097	4.36%	$1,258,775	$13,997	4.45%	$1,168,070	$13,254	4.54%
Taxable investment securities	190,450	1,165	2.45%	205,522	1,302	2.53%	251,797	1,489	2.37%
Nontaxable investment securities	131,850	1,194	3.62%	134,026	1,200	3.58%	152,368	1,418	3.72%
Fed funds sold	2	—	—%	3	—	—%	—	—	—%
Other	295,104	163	0.22%	227,920	223	0.39%	90,297	405	1.79%
Total earning assets	1,819,099	15,619	3.43%	1,826,246	16,722	3.66%	1,662,532	16,566	3.99%
NONEARNING ASSETS
Allowance for loan losses	(9,833)			(9,603)			(7,968)
Cash and demand deposits due from banks	28,944			28,606			21,556
Premises and equipment	25,151			25,656			26,252
Accrued income and other assets	113,101			119,230			110,786
Total assets	$1,976,462			$1,990,135			$1,813,158
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$315,189	$77	0.10%	$285,731	$94	0.13%	$235,161	$83	0.14%
Savings deposits	531,302	149	0.11%	487,014	148	0.12%	426,634	634	0.59%
Time deposits	367,892	1,442	1.57%	383,436	1,608	1.68%	404,717	2,074	2.05%
Borrowed funds	144,145	421	1.17%	224,155	1,008	1.80%	270,648	1,408	2.08%
Total interest bearing liabilities	1,358,528	2,089	0.62%	1,380,336	2,858	0.83%	1,337,160	4,199	1.26%
NONINTEREST BEARING LIABILITIES
Demand deposits	383,189			370,042			246,262
Other	13,910			16,446			14,130
Shareholders’ equity	220,835			223,311			215,606
Total liabilities and shareholders’ equity	$1,976,462			$1,990,135			$1,813,158
Net interest income (FTE)		$13,530			$13,864			$12,367
Net yield on interest earning assets (FTE)			2.98%			3.04%			2.98%

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

	Three Months Ended March 31, 2021 Compared to December 31, 2020 Increase (Decrease) Due to			Three Months Ended March 31, 2021 Compared to March 31, 2020 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(626)	$(274)	$(900)	$375	$(532)	$(157)
Taxable investment securities	(93)	(44)	(137)	(374)	50	(324)
Nontaxable investment securities	(20)	14	(6)	(187)	(37)	(224)
Other	54	(114)	(60)	338	(580)	(242)
Total changes in interest income	(685)	(418)	(1,103)	152	(1,099)	(947)
Changes in interest expense
Interest bearing demand deposits	9	(26)	(17)	24	(30)	(6)
Savings deposits	13	(12)	1	126	(611)	(485)
Time deposits	(64)	(102)	(166)	(176)	(456)	(632)
Borrowed funds	(296)	(291)	(587)	(509)	(478)	(987)
Total changes in interest expense	(338)	(431)	(769)	(535)	(1,575)	(2,110)
Net change in interest margin (FTE)	$(347)	$13	$(334)	$687	$476	$1,163
The flattening of the yield curve continues to place pressure on our net interest margin and led to a decline in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual.

	Average Yield / Rate for the Three-Month Periods Ended:
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total earning assets	3.43%	3.66%	3.61%	3.74%	3.99%
Total interest bearing liabilities	0.62%	0.83%	0.95%	1.07%	1.26%
Net yield on interest earning assets (FTE)	2.98%	3.04%	2.89%	2.92%	2.98%

	Quarter to Date Net Interest Income (FTE)
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total interest income (FTE)	$15,619	$16,722	$16,027	$16,216	$16,566
Total interest expense	2,089	2,858	3,203	3,565	4,199
Net interest income (FTE)	$13,530	$13,864	$12,824	$12,651	$12,367

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2021	2020
ALLL at beginning of period	$9,744	$7,939
Charge-offs
Commercial	31	4
Agricultural	—	16
Residential real estate	—	15
Consumer	128	123
Total charge-offs	159	158
Recoveries
Commercial	82	22
Agricultural	2	33
Residential real estate	55	27
Consumer	70	46
Total recoveries	209	128
Net loan charge-offs (recoveries)	(50)	30
Provision for loan losses	(523)	788
ALLL at end of period	$9,271	$8,697
Net loan charge-offs (recoveries) to average loans outstanding	—%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total charge-offs	$159	$111	$46	$66	$158
Total recoveries	209	93	159	141	128
Net loan charge-offs (recoveries)	(50)	18	(113)	(75)	30
Net loan charge-offs (recoveries) to average loans outstanding	—%	—%	(0.01)%	(0.01)%	—%
Provision for loan losses	$(523)	$256	$516	$105	$788
Provision for loan losses to average loans outstanding	(0.04)%	0.02%	0.04%	0.01%	0.07%
ALLL	$9,271	$9,744	$9,506	$8,877	$8,697
ALLL as a % of loans at end of period	0.78%	0.79%	0.73%	0.69%	0.74%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain in 2021, improvement in credit quality indicators and a reduction in loans outstanding resulted in a reduction to the ALLL as of March 31, 2021.

The economic impact from the COVID-19 pandemic could pose significant credit risk due to the potential inability of consumer and commercial borrowers to make contractual payments. In late March 2020, we implemented payment programs for borrowers to alleviate the financial setback due to the temporary closure of businesses and lost wages. These programs, along with the SBA PPP and government stimulus funding, could mask or delay the detection or reporting of deterioration in credit quality indicators. We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALLL is appropriate.
The following table illustrates the two main components of the ALLL as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
ALLL
Individually evaluated for impairment	$1,380	$911	$869	$950	$1,309
Collectively evaluated for impairment	7,891	8,833	8,637	7,927	7,388
Total	$9,271	$9,744	$9,506	$8,877	$8,697
ALLL to gross loans
Individually evaluated for impairment	0.12%	0.07%	0.07%	0.07%	0.11%
Collectively evaluated for impairment	0.66%	0.72%	0.66%	0.62%	0.63%
Total	0.78%	0.79%	0.73%	0.69%	0.74%
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

	Total Past Due and Nonaccrual Loans
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Commercial	$1,434	$2,148	$2,082	$1,986	$6,180
Agricultural	3,051	3,786	3,903	4,455	4,870
Residential real estate	1,344	3,580	1,160	384	3,426
Consumer	34	96	72	45	366
Total	$5,863	$9,610	$7,217	$6,870	$14,842
Total past due and nonaccrual loans to gross loans	0.49%	0.78%	0.55%	0.53%	1.26%
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

Troubled Debt Restructurings
We have taken a proactive approach modifying loans to assist borrowers who are willing to work with us, thus making them less likely to default, and to avoid foreclosure. This approach has permitted certain borrowers to accept a payment structure that will allow them to continue making payments in lieu of foreclosure. Modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. The majority of modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of March 31, 2021 or December 31, 2020.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended March 31, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	9	8,364	—	—	9	8,364
Principal advances (payments)	—	(1,060)	—	(162)	—	(1,222)
Loans paid off	(4)	(557)	—	—	(4)	(557)
March 31, 2021	113	$28,947	7	$2,568	120	$31,515

	Three Months Ended March 31, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	5	1,156	1	493	6	1,649
Principal advances (payments)	—	(984)	—	(106)	—	(1,090)
Loans paid off	(13)	(1,098)	—	—	(13)	(1,098)
Transfers to OREO	—	—	(1)	(81)	(1)	(81)
March 31, 2020	114	$20,268	9	$3,849	123	$24,117
The following table summarizes our TDRs as of:

	March 31, 2021			December 31, 2020
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$28,625	$2,441	$31,066	$22,017	$2,421	$24,438	$6,628
Past due 30-59 days	322	—	322	183	—	183	139
Past due 60-89 days	—	103	103	—	—	—	103
Past due 90 days or more	—	24	24	—	309	309	(285)
Total	$28,947	$2,568	$31,515	$22,200	$2,730	$24,930	$6,585
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$9,454	$9,707	$587	$4,915	$5,169	$79
Commercial other	3,509	3,509	—	3,567	3,567	5
Agricultural real estate	10,635	10,635	22	9,667	9,667	54
Agricultural other	4,171	4,171	—	2,903	2,903	2
Residential real estate senior liens	3,746	3,902	696	3,878	4,073	692
Total TDRs	31,515	31,924	1,305	24,930	25,379	832
Other impaired loans
Commercial real estate	158	221	—	139	201	—
Commercial other	1,179	1,179	—	1,200	1,200	—
Agricultural real estate	545	595	3	1,008	1,058	—
Agricultural other	108	108	—	218	218	—
Residential real estate senior liens	390	492	72	441	588	79
Total other impaired loans	2,380	2,595	75	3,006	3,265	79
Total impaired loans	$33,895	$34,519	$1,380	$27,936	$28,644	$911
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Nonaccrual status loans	$4,532	$5,313	$4,946	$5,319	$6,913
Accruing loans past due 90 days or more	—	—	—	53	40
Total nonperforming loans	4,532	5,313	4,946	5,372	6,953
Foreclosed assets	384	527	651	776	564
Debt securities	230	230	230	230	230
Total nonperforming assets	$5,146	$6,070	$5,827	$6,378	$7,747
Nonperforming loans as a % of total loans	0.38%	0.43%	0.38%	0.42%	0.59%
Nonperforming assets as a % of total assets	0.26%	0.31%	0.30%	0.33%	0.43%
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
The following table summarizes nonaccrual loans as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Commercial	$1,328	$1,329	$1,364	$1,367	$1,643
Agricultural	3,051	3,785	3,538	3,656	4,606
Residential real estate	153	199	44	296	661
Consumer	—	—	—	—	3
Total	$4,532	$5,313	$4,946	$5,319	$6,913
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Commercial	$127	$129	$134	$28	$304
Agricultural	2,399	2,559	2,563	2,568	3,441
Residential real estate	42	42	—	—	104
Total	$2,568	$2,730	$2,697	$2,596	$3,849
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2021	2020	$	%
Service charges and fees
ATM and debit card fees	$999	$794	$205	25.82%
Service charges and fees on deposit accounts	436	587	(151)	(25.72)%
Freddie Mac servicing fee	214	159	55	34.59%
Net OMSR income (loss)	(32)	(261)	229	N/M
Other fees for customer services	78	74	4	5.41%
Total service charges and fees	1,695	1,353	342	25.28%
Net gain on sale of mortgage loans	745	151	594	393.38%
Wealth management fees	696	572	124	21.68%
Earnings on corporate owned life insurance policies	186	182	4	2.20%
Gains from redemption of corporate owned life insurance policies	146	524	(378)	(72.14)%
All other	64	216	(152)	(70.37)%
Total noninterest income	$3,532	$2,998	$534	17.81%
ATM and debit card fees fluctuate from period to period based primarily on their usage. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase during the remainder of 2021 as the usage of ATM and debit cards continues to increase.
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to COVID-19, which has led to an increase in the need for electronic services and products, we elected to temporarily waive certain charges and fees, and permanently remove some charges and fees, to ease the financial stress of our customers. As such, service charges and fees during the remainder of 2021 may not exceed 2020 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates during the first quarter of 2020, were the primary driver of the losses recognized during the first quarter of 2020. While the volume of loans serviced has increased during the last year, which increases the value of the servicing rights, we recognized a loss during the first quarter of 2021. OMSR income during the remainder of 2021 may continue to experience fluctuations and could vary from 2020 levels.
Net gain on sale of mortgage loans fluctuates as the result of a change in the amount of loans sold and pricing. The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during most of 2020 and into 2021 which led to an increase in the number and dollar amount of loans sold. As such, net gain on sale of mortgage loans increased significantly. As demand is expected to slow during the remainder of 2021, net gain on sale of mortgage loans is not expected to exceed 2020 levels.
The increase in wealth management fees in the first quarter of 2021 was driven by a combination of the growth in the stock market and increased new business activity in comparison to the same period last year. Wealth management fees during the remainder of 2021 may not exceed 2020 levels due to the uncertainty in the stock market as a result of COVID-19.
We recognized income during the first quarter of 2021 and 2020 from the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2021	2020	$	%
Compensation and benefits	$5,877	$5,869	$8	0.14%
Furniture and equipment	1,373	1,461	(88)	(6.02)%
Occupancy	945	867	78	9.00%
Other
Audit, consulting, and legal fees	436	433	3	0.69%
ATM and debit card fees	417	323	94	29.10%
FDIC insurance premiums	231	156	75	48.08%
Memberships and subscriptions	211	199	12	6.03%
Marketing costs	209	203	6	2.96%
Loan underwriting fees	190	166	24	14.46%
Director fees	159	182	(23)	(12.64)%
Donations and community relations	146	330	(184)	(55.76)%
All other	623	756	(133)	(17.59)%
Total other noninterest expenses	2,622	2,748	(126)	(4.59)%
Total noninterest expenses	$10,817	$10,945	$(128)	(1.17)%
We have experienced increased usage of ATM and debit cards which has resulted in increased income and also increased ATM and debit card expenses. Based on the anticipated continuation of increased ATM and debit card usage, expenses during the remainder of 2021 are anticipated to exceed 2020 levels.
Donations and community relations increased during 2020 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve which includes an expanded footprint. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. While government restrictions and temporary business closures related to COVID-19 have impacted our ability to maintain the level of support in the first quarter of 2021, we anticipate an increase in the level of community support during the remainder of 2021.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2021	December 31 2020	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$321,567	$246,640	$74,927	30.38%
AFS securities
Amortized cost of AFS securities	357,607	325,966	31,641	9.71%
Unrealized gains (losses) on AFS securities	9,717	13,262	(3,545)	(26.73)%
AFS securities	367,324	339,228	28,096	8.28%
Mortgage loans AFS	1,965	2,741	(776)	(28.31)
Loans
Gross loans	1,195,918	1,238,311	(42,393)	(3.42)%
Less allowance for loan and lease losses	9,271	9,744	(473)	(4.85)%
Net loans	1,186,647	1,228,567	(41,920)	(3.41)%
Premises and equipment	24,886	25,140	(254)	(1.01)%
Corporate owned life insurance policies	28,057	28,292	(235)	(0.83)%
Accrued interest receivable	6,422	6,882	(460)	(6.68)%
Equity securities without readily determinable fair values	17,383	17,383	—	—%
Goodwill and other intangible assets	48,324	48,331	(7)	(0.01)%
Other assets	12,857	14,174	(1,317)	(9.29)%
TOTAL ASSETS	$2,015,432	$1,957,378	$58,054	2.97%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,643,581	$1,566,317	$77,264	4.93%
Borrowed funds	141,967	158,747	(16,780)	(10.57)%
Accrued interest payable and other liabilities	11,602	13,726	(2,124)	(15.47)%
Total liabilities	1,797,150	1,738,790	58,360	3.36%
Shareholders’ equity	218,282	218,588	(306)	(0.14)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,015,432	$1,957,378	$58,054	2.97%
As shown above, total assets increased $58,054 from December 31, 2020. Cash and cash equivalents increased primarily as a result of an increase in customer deposits of $77,264. We experienced a $42,393 decline in loans during the first three months of 2021 which was largely driven by a decrease in advances to mortgage brokers within the commercial loan portfolio.
The following table outlines the changes in loan balances:

	March 31 2021	December 31 2020	$ Change	% Change (unannualized)
Commercial	$725,540	$756,686	$(31,146)	(4.12)%
Agricultural	91,629	100,461	(8,832)	(8.79)%
Residential real estate	305,909	307,543	(1,634)	(0.53)%
Consumer	72,840	73,621	(781)	(1.06)%
Total	$1,195,918	$1,238,311	$(42,393)	(3.42)%

The following table displays loan balances as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Commercial	$725,540	$756,686	$821,102	$799,632	$695,278
Agricultural	91,629	100,461	102,263	103,162	108,856
Residential real estate	305,909	307,543	304,559	307,926	302,016
Consumer	72,840	73,621	75,384	73,665	69,786
Total	$1,195,918	$1,238,311	$1,303,308	$1,284,385	$1,175,936
Loan demand has been negatively impacted by the pandemic as some customers hesitated to borrow while competition for new commercial loan opportunities continues to be strong. Growth during the second quarter of 2020 was driven primarily by SBA PPP loans. Advances to mortgage brokers was the driver behind both growth during the third quarter of 2020 and the decline during the first quarter of 2021. As a result of the short-term nature of SBA PPP loans, the commercial loan portfolio could decline during the remainder of 2021. Agricultural loans have continued to decline over the last year due to the competitive environment. Residential real estate and consumer loans experienced fluctuations over the last year but have increased overall. Growth is expected to continue in both the residential mortgage and consumer loan portfolios during the remainder of 2021.
The following table outlines the changes in deposit balances:

	March 31 2021	December 31 2020	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$404,710	$375,395	$29,315	7.81%
Interest bearing demand deposits	328,440	302,444	25,996	8.60%
Savings deposits	555,688	505,497	50,191	9.93%
Certificates of deposit	331,413	358,165	(26,752)	(7.47)%
Brokered certificates of deposit	14,029	14,029	—	—%
Internet certificates of deposit	9,301	10,787	(1,486)	(13.78)%
Total	$1,643,581	$1,566,317	$77,264	4.93%
The following table displays deposit balances as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Noninterest bearing demand deposits	$404,710	$375,395	$353,082	$340,321	$249,424
Interest bearing demand deposits	328,440	302,444	287,809	263,567	237,392
Savings deposits	555,688	505,497	474,483	458,167	435,207
Certificates of deposit	331,413	358,165	354,210	352,118	358,534
Brokered certificates of deposit	14,029	14,029	14,029	14,029	27,458
Internet certificates of deposit	9,301	10,787	11,482	12,476	14,068
Total	$1,643,581	$1,566,317	$1,495,095	$1,440,678	$1,322,083
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during 2021 as the financial markets continue to exhibit significant signs of instability. Additionally, government stimulus programs have driven growth in deposits. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment with customers moving their funds into demand and savings accounts. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit. This trend is expected to continue into 2021.

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
The following table displays fair values of AFS securities as of:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
U.S. Treasury	$29,371	$—	$—	$—	$—
States and political subdivisions	140,329	143,656	148,401	146,785	163,116
Auction rate money market preferred	3,224	3,237	3,194	2,979	2,726
Mortgage-backed securities	75,835	88,652	104,165	119,029	126,554
Collateralized mortgage obligations	116,865	101,983	107,294	111,621	114,793
Corporate	1,700	1,700	—	—	—
Total	$367,324	$339,228	$363,054	$380,414	$407,189
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

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
FHLB advances	$90,000	$90,000	$205,000	$205,000	$235,000
Securities sold under agreements to repurchase without stated maturity dates	51,967	68,747	33,349	31,268	28,171
Total	$141,967	$158,747	$238,349	$236,268	$263,171
During the fourth quarter of 2020, we elected to extinguish $100,000 of FHLB advances based on our level of cash reserves and strategic initiatives. Due to a significant increase in one account during the fourth quarter of 2020, our level of securities sold under agreements to repurchase increased as of December 31, 2020. The balance of securities sold under agreements to repurchase declined during the first quarter of 2021 and is expected to continue to decline during the remainder of 2021.
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
Our exposure to credit-related loss in the event of nonperformance by the counterparties to the financial instruments for commitments to extend credit and standby letters of credit could be up to the contractual notional amount of those instruments. We use the same credit policies when analyzing the creditworthiness of counterparties as we do for extending loans to customers. No significant losses are anticipated as a result of these commitments.

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 18,482 shares or $387 of common stock during the first three months of 2021, as compared to 69,907 shares or $1,330 of common stock during the same period in 2020. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $160 and $123 during the three-month periods ended March 31, 2021 and 2020, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $4 during the first three months of 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 56,846 shares or $1,149 of common stock during the first three months of 2021 and 59,420 shares or $1,168 during the first three months of 2020. As of March 31, 2021, we were authorized to repurchase up to an additional 46,110 shares of common stock.
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

	March 31, 2021			December 31, 2020
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	13.77%	7.00%	6.50%	12.97%	7.00%	6.50%
Tier 1 capital	13.77%	8.50%	8.00%	12.97%	8.50%	8.00%
Total capital	14.54%	10.50%	10.00%	13.75%	10.50%	10.00%
Tier 1 leverage	8.56%	4.00%	5.00%	8.37%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At March 31, 2021, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $588,160 or 29.18% of assets as of March 31, 2021, compared to $444,051 or 22.69% as of December 31, 2020. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2021, we had available lines of credit of $218,743.

Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at the end of the first quarter of 2021 which is illustrated in the following table:

March 31 2021
Total cash and cash equivalents	$321,567
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	115,527
FRB Discount Window	5,216
Other lines of credit	5,000
Total available lines of credit	218,743
Unencumbered lendable value of FRB collateral, estimated[1]	200,000
Total cash and liquidity	$740,310
(1)Includes estimated unencumbered lendable value of FHLB collateral of $120,000
The following table summarizes our sources and uses of cash for the three-month period ended March 31:

	2021	2020	$ Variance
Net cash provided by (used in) operating activities	$7,076	$3,394	$3,682
Net cash provided by (used in) investing activities	10,453	39,991	(29,538)
Net cash provided by (used in) financing activities	57,398	(7,206)	64,604
Increase (decrease) in cash and cash equivalents	74,927	36,179	38,748
Cash and cash equivalents January 1	246,640	60,572	186,068
Cash and cash equivalents March 31	$321,567	$96,751	$224,816
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
Our primary market risk exposures related to the COVID-19 pandemic remain uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. The SBA PPP loan is a newer instrument and has payment characteristics that could create uncertainty in our assumptions. In late March 2020, we implemented loan repayment programs for customers to alleviate the financial setback caused by the temporary closure of businesses and lost wages. Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a short period of time. Customer deposit levels may experience unusual fluctuations due to government support programs, customer and business needs, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(A)None
(B)None
(C)Repurchases of Common Stock
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued common shares.
The following table provides information for the three-month period ended March 31, 2021, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				102,956
January 1 - 31	9,109	$20.97	9,109	93,847
February 1 - 28	41,636	19.91	41,636	52,211
March 1 -31	6,101	21.14	6,101	46,110
Balance, March 31	56,846	$20.21	56,846	46,110
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

Isabella Bank Corporation

Date:	April 28, 2021	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2021	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)