Form 10-Q
period 2021-06-30
ISABELLA BANK Corp
filed 2021-07-30
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,948,415 as of July 28, 2021.

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

ACL: Allowance for credit losses	GAAP: U.S. generally accepted accounting principles
AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALCO: Asset-Liability Committee	IRR: Interest rate risk
ALLL: Allowance for loan and lease losses	ISDA: International Swaps and Derivatives Association
AOCI: Accumulated other comprehensive income	LIBOR: London Interbank Offered Rate
ASC: FASB Accounting Standards Codification	N/A: Not applicable
ASU: FASB Accounting Standards Update	N/M: Not meaningful
ATM: Automated teller machine	NAV: Net asset value
BHC Act: Bank Holding Company Act of 1956	NSF: Non-sufficient funds
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	OCI: Other comprehensive income (loss)
CECL: Current expected credit losses	OMSR: Originated mortgage servicing rights
CFPB: Consumer Financial Protection Bureau	OREO: Other real estate owned
CIK: Central Index Key	OTTI: Other-than-temporary impairment
COVID-19: Coronavirus disease 2019	PBO: Projected benefit obligation
CRA: Community Reinvestment Act	PCAOB: Public Company Accounting Oversight Board
DIF: Deposit Insurance Fund	PPP: Paycheck Protection Program
DIFS: Department of Insurance and Financial Services	Rabbi Trust: A trust established to fund our Directors Plan
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	RSP: Isabella Bank Corporation Restricted Stock Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	SBA: Small Business Administration
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
Freddie Mac: Federal Home Loan Mortgage Corporation	Yield Curve: U.S. Treasury Yield Curve
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2021	December 31 2020
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$29,549	$31,296
Interest bearing balances due from banks	218,640	215,344
Total cash and cash equivalents	248,189	246,640
AFS securities, at fair value	448,454	339,228
Mortgage loans AFS	1,189	2,741
Loans
Commercial	723,888	756,686
Agricultural	95,197	100,461
Residential real estate	312,567	307,543
Consumer	75,011	73,621
Gross loans	1,206,663	1,238,311
Less allowance for loan and lease losses	9,360	9,744
Net loans	1,197,303	1,228,567
Premises and equipment	24,463	25,140
Corporate owned life insurance policies	28,238	28,292
Equity securities without readily determinable fair values	17,383	17,383
Goodwill and other intangible assets	48,317	48,331
Accrued interest receivable and other assets	17,871	21,056
TOTAL ASSETS	$2,031,407	$1,957,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$428,410	$375,395
Interest bearing demand deposits	326,971	302,444
Certificates of deposit under $250 and other savings	796,173	781,286
Certificates of deposit over $250	84,952	107,192
Total deposits	1,636,506	1,566,317
Borrowed funds
Federal funds purchased and repurchase agreements	62,274	68,747
FHLB advances	70,000	90,000
Subordinated debt, net of unamortized issuance costs	29,121	—
Total borrowed funds	161,395	158,747
Accrued interest payable and other liabilities	12,516	13,726
Total liabilities	1,810,417	1,738,790
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,946,658 shares (including 82,474 shares held in the Rabbi Trust) in 2021 and 7,997,247 shares (including 59,162 shares held in the Rabbi Trust) in 2020	140,694	142,247
Shares to be issued for deferred compensation obligations	4,368	4,183
Retained earnings	70,204	64,460
Accumulated other comprehensive income	5,724	7,698
Total shareholders’ equity	220,990	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,031,407	$1,957,378
See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest income
Loans, including fees	$12,504	$13,297	$25,601	$26,551
AFS securities
Taxable	1,140	1,352	2,305	2,841
Nontaxable	803	986	1,668	2,039
Federal funds sold and other	193	234	356	639
Total interest income	14,640	15,869	29,930	32,070
Interest expense
Deposits	1,444	2,247	3,112	5,038
Borrowings
Federal funds purchased and repurchase agreements	11	7	27	15
FHLB advances	389	1,311	794	2,711
Subordinated debt, net of unamortized issuance costs	83	—	83	—
Total interest expense	1,927	3,565	4,016	7,764
Net interest income	12,713	12,304	25,914	24,306
Provision for loan losses	31	105	(492)	893
Net interest income after provision for loan losses	12,682	12,199	26,406	23,413
Noninterest income
Service charges and fees	1,830	1,386	3,525	2,739
Wealth management fees	806	656	1,502	1,228
Net gain on sale of mortgage loans	375	466	1,120	617
Earnings on corporate owned life insurance policies	190	189	376	371
Gains from redemption of corporate owned life insurance policies	4	349	150	873
Other	110	200	174	416
Total noninterest income	3,315	3,246	6,847	6,244
Noninterest expenses
Compensation and benefits	5,700	5,793	11,577	11,662
Furniture and equipment	1,327	1,431	2,700	2,892
Occupancy	915	912	1,860	1,779
Other	2,553	2,564	5,175	5,312
Total noninterest expenses	10,495	10,700	21,312	21,645
Income before federal income tax expense	5,502	4,745	11,941	8,012
Federal income tax expense	881	558	1,922	761
NET INCOME	$4,621	$4,187	$10,019	$7,251
Earnings per common share
Basic	$0.58	$0.53	$1.26	$0.91
Diluted	$0.57	$0.52	$1.24	$0.90
Cash dividends per common share	$0.27	$0.27	$0.54	$0.54

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$4,621	$4,187	$10,019	$7,251
Unrealized gains (losses) on AFS securities arising during the period	988	2,059	(2,557)	8,370
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(71)
Tax effect (1)	(201)	(379)	541	(1,772)
Unrealized gains (losses) on AFS securities, net of tax	787	1,680	(2,016)	6,527
Unrealized gains (losses) on derivative instruments arising during the period	27	(29)	53	(165)
Tax effect (1)	(6)	6	(11)	34
Unrealized gains (losses) on derivative instruments, net of tax	21	(23)	42	(131)
Other comprehensive income (loss), net of tax	808	1,657	(1,974)	6,396
Comprehensive income (loss)	$5,429	$5,844	$8,045	$13,647
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	7,251	6,396	13,647
Issuance of common stock	127,216	2,343	—	—	—	2,343
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	454	(454)	—	—	—
Share-based payment awards under the Directors Plan	—	—	233	—	—	233
Common stock purchased for deferred compensation obligations	—	(970)	—	—	—	(970)
Common stock repurchased pursuant to publicly announced repurchase plan	(61,001)	(1,195)	—	—	—	(1,195)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,249)	—	(4,249)
Balance, June 30, 2020	7,977,019	$141,701	$4,822	$65,101	$8,367	$219,991
Balance, January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	10,019	(1,974)	8,045
Issuance of common stock	36,891	806	—	—	—	806
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	256	—	—	256
Share-based compensation expense recognized in earnings under the RSP	—	25	—	—	—	25
Common stock purchased for deferred compensation obligations	—	(595)	—	—	—	(595)
Common stock repurchased pursuant to publicly announced repurchase plan	(87,480)	(1,860)	—	—	—	(1,860)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,275)	—	(4,275)
Balance, June 30, 2021	7,946,658	$140,694	$4,368	$70,204	$5,724	$220,990

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2021	2020
OPERATING ACTIVITIES
Net income	$10,019	$7,251
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	—	(31)
Provision for loan losses	(492)	893
Depreciation	1,196	1,319
Amortization of OMSR	328	302
Amortization of acquisition intangibles	14	26
Amortization of subordinated debt issuance costs	7	—
Net amortization of AFS securities	1,023	925
Net gains on sale of AFS securities	—	(71)
Net gain on sale of mortgage loans	(1,120)	(617)
OMSR impairment loss	—	316
Net (gains) losses on foreclosed assets	4	(43)
Increase in cash value of corporate owned life insurance policies, net of expenses	(358)	(233)
Gains from redemption of corporate owned life insurance policies	(150)	(873)
Share-based payment awards under the Directors Plan	256	233
Share-based payment awards under the RSP	25	—
Origination of loans held-for-sale	(28,162)	(49,092)
Proceeds from loan sales	30,834	45,162
Net changes in operating assets and liabilities which provided (used) cash:
Other assets	2,695	472
Accrued interest payable and other liabilities	(258)	667
Net cash provided by (used in) operating activities	15,861	6,606
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	26,855
Maturities, calls, and principal payments	54,615	47,027
Purchases	(167,421)	(17,012)
Net loan principal (originations) collections	31,614	(98,131)
Proceeds from sales of foreclosed assets	300	84
Purchases of premises and equipment	(519)	(819)
Purchases of corporate owned life insurance policies	—	(625)
Proceeds from redemption of corporate owned life insurance policies	562	2,185
Funding of low income housing tax credit investments	(369)	(383)
Net cash provided by (used in) investing activities	(81,218)	(40,819)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$70,189	$126,827
Net increase (decrease) in fed funds purchased and repurchase agreements	(6,473)	269
Net increase (decrease) in FHLB advances	(20,000)	(40,000)
Issuance of subordinated debt, net of unamortized issuance costs	29,114	—
Cash dividends paid on common stock	(4,275)	(4,249)
Proceeds from issuance of common stock	806	2,343
Common stock repurchased	(1,860)	(1,195)
Common stock purchased for deferred compensation obligations	(595)	(970)
Net cash provided by (used in) financing activities	66,906	83,025
Increase (decrease) in cash and cash equivalents	1,549	48,812
Cash and cash equivalents at beginning of period	246,640	60,572
Cash and cash equivalents at end of period	$248,189	$109,384
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$4,074	$7,957
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$142	$361

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$132,291	$310	$8	$132,593
States and political subdivisions	126,002	4,971	13	130,960
Auction rate money market preferred	3,200	60	—	3,260
Mortgage-backed securities	66,091	2,064	—	68,155
Collateralized mortgage obligations	105,965	3,332	3	109,294
Corporate	4,200	17	25	4,192
Total	$437,749	$10,754	$49	$448,454

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$137,710	$5,946	$—	$143,656
Auction rate money market preferred	3,200	37	—	3,237
Mortgage-backed securities	85,926	2,726	—	88,652
Collateralized mortgage obligations	97,430	4,553	—	101,983
Corporate	1,700	—	—	1,700
Total	$325,966	$13,262	$—	$339,228
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2021 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$91,414	$40,877	$—	$—	$132,291
States and political subdivisions	21,977	56,225	22,662	25,138	—	126,002
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	66,091	66,091
Collateralized mortgage obligations	—	—	—	—	105,965	105,965
Corporate	—	—	4,200	—	—	4,200
Total amortized cost	$21,977	$147,639	$67,739	$25,138	$175,256	$437,749
Fair value	$22,121	$149,934	$68,968	$26,722	$180,709	$448,454
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

A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Proceeds from sales of AFS securities	$—	$—	$—	$26,855
Realized gains (losses)	$—	$—	$—	$71
Applicable income tax expense (benefit)	$—	$—	$—	$15
The following information pertains to AFS securities with gross unrealized losses at June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position at December 31, 2020.

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$8	$19,584	$—	$—	$8
States and political subdivisions	13	5,322	—	—	13
Collateralized mortgage obligations	3	9,717	—	—	3
Corporate	25	2,475			25
Total	$49	$37,098	$—	$—	$49
Number of securities in an unrealized loss position:		13		—	13
The reduction in unrealized gains on our AFS securities portfolio resulted from the recent increases in intermediate-term and long-term benchmark interest rates.
As of June 30, 2021 and December 31, 2020, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of June 30, 2021 or December 31, 2020, with the exception of one municipal bond previously identified which had no activity during the period.

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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $40,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. The reduction in our outstanding balance during 2021 was the result of capitalization changes with the financial institution operating the mortgage purchase program. These changes, in late 2020, resulted in the reduction or elimination of broker advance participation for banks within the program.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators and a reduction in loans outstanding resulted in a reduction to the ALLL during the first six months of 2021.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2021	$1,699	$230	$1,163	$956	$5,223	$9,271
Charge-offs	—	—	—	(53)	—	(53)
Recoveries	17	3	48	43	—	111
Provision for loan losses	595	15	(257)	(8)	(314)	31
June 30, 2021	$2,311	$248	$954	$938	$4,909	$9,360

	Allowance for Loan Losses
	Six Months Ended June 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(31)	—	—	(181)	—	(212)
Recoveries	99	5	103	113	—	320
Provision for loan losses	81	(68)	(512)	208	(201)	(492)
June 30, 2021	$2,311	$248	$954	$938	$4,909	$9,360

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$541	$3	$657	$—	$—	$1,201
Collectively evaluated for impairment	1,770	245	297	938	4,909	8,159
Total	$2,311	$248	$954	$938	$4,909	$9,360
Loans
Individually evaluated for impairment	$12,004	$14,843	$3,688	$—		$30,535
Collectively evaluated for impairment	711,884	80,354	308,879	75,011		1,176,128
Total	$723,888	$95,197	$312,567	$75,011		$1,206,663

	Allowance for Loan Losses
	Three Months Ended June 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2020	$2,375	$490	$1,717	$961	$3,154	$8,697
Charge-offs	(1)	(6)	—	(59)	—	(66)
Recoveries	30	2	39	70	—	141
Provision for loan losses	(283)	(130)	(563)	(147)	1,228	105
June 30, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877

	Allowance for Loan Losses
	Six Months Ended June 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(5)	(22)	(15)	(182)	—	(224)
Recoveries	52	35	66	116	—	269
Provision for loan losses	160	(291)	(905)	(31)	1,960	893
June 30, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$84	$56	$771	$—	$—	$911
Collectively evaluated for impairment	2,078	255	592	798	5,110	8,833
Total	$2,162	$311	$1,363	$798	$5,110	$9,744
Loans
Individually evaluated for impairment	$9,821	$13,796	$4,319	$—		$27,936
Collectively evaluated for impairment	746,865	86,665	303,224	73,621		1,210,375
Total	$756,686	$100,461	$307,543	$73,621		$1,238,311
The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	June 30, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	6,845	10,735	—	17,580	462	8	470	18,050
3 - High satisfactory	79,146	51,741	—	130,887	10,646	3,363	14,009	144,896
4 - Low satisfactory	407,904	131,097	—	539,001	36,299	15,369	51,668	590,669
5 - Special mention	10,528	2,350	—	12,878	13,808	3,866	17,674	30,552
6 - Substandard	15,738	7,622	—	23,360	4,554	3,808	8,362	31,722
7 - Vulnerable	45	137	—	182	2,551	275	2,826	3,008
8 - Doubtful	—	—	—	—	188	—	188	188
9 - Loss	—	—	—	—	—	—	—	—
Total	$520,206	$203,682	$—	$723,888	$68,508	$26,689	$95,197	$819,085

	December 31, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,308	13,406	—	15,714	541	11	552	16,266
3 - High satisfactory	69,327	51,093	50,258	170,678	14,411	5,312	19,723	190,401
4 - Low satisfactory	403,733	122,025	—	525,758	34,464	17,600	52,064	577,822
5 - Special mention	15,049	6,174	—	21,223	13,137	3,240	16,377	37,600
6 - Substandard	15,854	6,130	—	21,984	5,267	2,693	7,960	29,944
7 - Vulnerable	26	1,303	—	1,329	3,208	387	3,595	4,924
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$506,297	$200,131	$50,258	$756,686	$71,218	$29,243	$100,461	$857,147

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$56	$—	$—	$45	$101	$520,105	$520,206
Commercial other	275	—	—	137	412	203,270	203,682
Advances to mortgage brokers	—	—	—	—	—	—	—
Total commercial	331	—	—	182	513	723,375	723,888
Agricultural
Agricultural real estate	—	—	—	2,739	2,739	65,769	68,508
Agricultural other	—	—	—	275	275	26,414	26,689
Total agricultural	—	—	—	3,014	3,014	92,183	95,197
Residential real estate
Senior liens	9	135	—	133	277	279,062	279,339
Junior liens	—	—	—	—	—	3,179	3,179
Home equity lines of credit	—	—	—	—	—	30,049	30,049
Total residential real estate	9	135	—	133	277	312,290	312,567
Consumer
Secured	71	31	—	—	102	71,976	72,078
Unsecured	7	—	—	—	7	2,926	2,933
Total consumer	78	31	—	—	109	74,902	75,011
Total	$418	$166	$—	$3,329	$3,913	$1,202,750	$1,206,663

	December 31, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$333	$—	$—	$26	$359	$505,938	$506,297
Commercial other	486	—	—	1,303	1,789	198,342	200,131
Advances to mortgage brokers	—	—	—	—	—	50,258	50,258
Total commercial	819	—	—	1,329	2,148	754,538	756,686
Agricultural
Agricultural real estate	—	—	—	3,398	3,398	67,820	71,218
Agricultural other	1	—	—	387	388	28,855	29,243
Total agricultural	1	—	—	3,785	3,786	96,675	100,461
Residential real estate
Senior liens	3,203	145	—	199	3,547	269,425	272,972
Junior liens	25	—	—	—	25	3,791	3,816
Home equity lines of credit	8	—	—	—	8	30,747	30,755
Total residential real estate	3,236	145	—	199	3,580	303,963	307,543
Consumer
Secured	93	—	—	—	93	70,349	70,442
Unsecured	3	—	—	—	3	3,176	3,179
Total consumer	96	—	—	—	96	73,525	73,621
Total	$4,152	$145	$—	$5,313	$9,610	$1,228,701	$1,238,311
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

The following is a summary of impaired loans as of:

	June 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$2,556	$2,556	$533	$2,048	$2,290	$79
Commercial other	3,126	3,126	8	107	107	5
Agricultural real estate	188	238	3	1,994	1,994	54
Agricultural other	—	—	—	1,355	1,355	2
Residential real estate senior liens	3,688	3,960	657	4,319	4,661	771
Total impaired loans with a valuation allowance	9,558	9,880	1,201	9,823	10,407	911
Impaired loans without a valuation allowance
Commercial real estate	6,004	6,320		3,006	3,080
Commercial other	318	318		4,660	4,660
Agricultural real estate	9,876	9,876		8,681	8,731
Agricultural other	4,779	4,779		1,766	1,766
Total impaired loans without a valuation allowance	20,977	21,293		18,113	18,237
Impaired loans
Commercial	12,004	12,320	541	9,821	10,137	84
Agricultural	14,843	14,893	3	13,796	13,846	56
Residential real estate	3,688	3,960	657	4,319	4,661	771
Total impaired loans	$30,535	$31,173	$1,201	$27,936	$28,644	$911

The following is a summary of impaired loans for the:

	Three Months Ended June 30
	2021		2020
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,681	$35	$1,085	$21
Commercial other	1,563	36	460	—
Agricultural real estate	607	—	2,224	26
Agricultural other	—	—	1,355	20
Residential real estate senior liens	3,912	35	5,050	49
Total impaired loans with a valuation allowance	8,763	106	10,174	116
Impaired loans without a valuation allowance
Commercial real estate	6,406	93	4,046	60
Commercial other	2,503	10	2,826	32
Agricultural real estate	10,016	133	7,441	87
Agricultural other	4,529	55	2,406	56
Home equity lines of credit	—	—	101	(1)
Consumer secured	—	—	2	—
Total impaired loans without a valuation allowance	23,454	291	16,822	234
Impaired loans
Commercial	13,153	174	8,417	113
Agricultural	15,152	188	13,426	189
Residential real estate	3,912	35	5,151	48
Consumer	—	—	2	—
Total impaired loans	$32,217	$397	$26,996	$350

	Six Months Ended June 30
	2021		2020
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,553	$63	$951	$46
Commercial other	808	36	460	6
Agricultural real estate	1,058	11	2,051	50
Agricultural other	339	—	1,355	42
Residential real estate senior liens	4,070	78	5,197	104
Total impaired loans with a valuation allowance	8,828	188	10,014	248
Impaired loans without a valuation allowance
Commercial real estate	5,656	194	4,304	119
Commercial other	3,589	50	2,608	47
Agricultural real estate	9,717	265	7,612	146
Agricultural other	3,776	116	2,821	63
Home equity lines of credit	—	—	94	5
Consumer secured	—	—	2	—
Total impaired loans without a valuation allowance	22,738	625	17,441	380
Impaired loans
Commercial	12,606	343	8,323	218
Agricultural	14,890	392	13,839	301
Residential real estate	4,070	78	5,291	109
Consumer	—	—	2	—
Total impaired loans	$31,566	$813	$27,455	$628
As a result of line of credit agreements with borrowers, we had committed to advance $208 and $98 in additional funds to be disbursed in connection with impaired loans as of June 30, 2021 and December 31, 2020, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended June 30
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$109	$109	—	$—	$—
Agricultural other	—	—	—	2	1,768	1,768
Total	2	$109	$109	2	$1,768	$1,768

	Six Months Ended June 30
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	5	$4,761	$4,761	2	$963	$963
Agricultural other	6	3,712	3,712	4	2,361	2,361
Residential real estate	—	—	—	2	93	93
Total	11	$8,473	$8,473	8	$3,417	$3,417
The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30
	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	2	$109	—	$—	—	$—
Agricultural other	—	—	—	—	—	—	2	1,768
Total	—	$—	2	$109	—	$—	2	$1,768

	Six Months Ended June 30
	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$3,189	4	$1,572	1	$919	1	$44
Agricultural other	6	3,712	—	—	—	—	4	2,361
Residential real estate	—	—	—	—	—	—	2	93
Total	7	$6,901	4	$1,572	1	$919	7	$2,498
We did not restructure any loans by forgiving principal or accrued interest in the three and six-month periods ended June 30, 2021 or 2020.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six-month periods ended June 30, 2021 and 2020 which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	June 30 2021	December 31 2020
TDRs	$29,347	$24,930
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days. Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of June 30, 2021.
Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$62,274	0.08%	$68,747	0.13%
FHLB advances	70,000	1.92%	90,000	1.68%
Subordinated debt, net of unamortized issuance costs	29,121	3.65%	—	—%
Total	$161,395	1.52%	$158,747	1.01%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Fixed rate due 2021	$40,000	2.08%	$50,000	1.91%
Variable rate due 2021 (1)	—	—%	10,000	0.52%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$70,000	1.92%	$90,000	1.68%
(1)Hedged advance (see “Derivative Instruments” section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $62,829 and $68,773 at June 30, 2021 and December 31, 2020, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no federal funds purchased or FRB Discount Window advances during the three and six-month periods ended June 30, 2021 and 2020.

A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended June 30
	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$62,274	$52,235	0.11%	$32,319	$31,036	0.10%
Federal funds purchased	$80	$4	0.40%	$—	$—	—%

	Six Months Ended June 30
	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$62,274	$53,185	0.11%	$32,319	$30,980	0.10%
Federal funds purchased	$80	$2	0.40%	$—	$—	—%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2021	December 31 2020
Pledged to secure borrowed funds	$310,301	$302,041
Pledged to secure repurchase agreements	62,829	68,773
Pledged for public deposits and for other purposes necessary or required by law	31,055	39,641
Total	$404,185	$410,455
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2021	December 31 2020
U.S. Treasury	$19,071	$—
States and political subdivisions	11,254	12,728
Mortgage-backed securities	16,387	30,250
Collateralized mortgage obligations	16,117	25,795
Total	$62,829	$68,773
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2021, we had the ability to borrow up to an additional $248,818, based on assets pledged as collateral. We had no investment securities that were restricted from being pledged for specific purposes.
On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders.
The following is a summary of subordinated debt as of:

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Subordinated debt, net of unamortized issuance costs	$29,121	3.65%	$—	—%

Derivative Instruments
We may use interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swap, associated with our variable rate borrowings, was designated upon inception as cash flow hedges of forecasted interest payments. We entered into a LIBOR-based interest rate swap that involves the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following table provides information on derivatives related to variable rate borrowings as of December 31, 2020. There were no derivatives related to variable rate borrowings as of June 30, 2021 as the interest rate swap related to borrowings matured during the second quarter of 2021.

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Average number of common shares outstanding for basic calculation	7,944,455	7,924,318	7,956,889	7,927,298
Average potential effect of common shares in the Directors Plan (1)	102,452	144,430	108,385	154,177
Average potential effect of common shares in the RSP	16,257	—	10,489	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,063,164	8,068,748	8,075,763	8,081,475
Net income	$4,621	$4,187	$10,019	$7,251
Earnings per common share
Basic	$0.58	$0.53	$1.26	$0.91
Diluted	$0.57	$0.52	$1.24	$0.90
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
A summary of changes in nonvested restricted stock awards for the year follows:

	Number of Shares	Fair Value
Balance, January 1, 2021	4,658	$82
Granted	11,599	252
Vested	—	—
Forfeited	—	—
Balance, June 30, 2021	16,257	$334
Expense related to RSP awards was $25 for the six-month period ended June 30, 2021. There was no expense for six-month period ended June 30, 2020. As of June 30, 2021, there was $295 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 3.19 years.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Audit, consulting, and legal fees	$452	$498	$888	$931
ATM and debit card fees	462	328	879	651
Marketing costs	238	265	447	468
Memberships and subscriptions	217	159	428	358
Loan underwriting fees	200	212	390	378
FDIC insurance premiums	129	144	360	300
Director fees	180	177	339	359
Donations and community relations	108	105	254	435
All other	567	676	1,190	1,432
Total other noninterest expenses	$2,553	$2,564	$5,175	$5,312

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Income taxes at statutory rate	$1,156	$997	$2,508	$1,683
Effect of nontaxable income
Interest income on tax exempt municipal securities	(159)	(191)	(331)	(394)
Earnings on corporate owned life insurance policies	(40)	(113)	(110)	(261)
Other	(7)	(4)	(13)	(8)
Total effect of nontaxable income	(206)	(308)	(454)	(663)
Effect of nondeductible expenses	3	3	12	7
Effect of tax credits	(72)	(134)	(144)	(266)
Federal income tax expense	$881	$558	$1,922	$761

Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2021				2020
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$7,682	$(21)	$(2,745)	$4,916	$9,459	$(54)	$(2,695)	$6,710
OCI before reclassifications	988	27	—	1,015	2,059	(29)	—	2,030
Tax effect	(201)	(6)	—	(207)	(379)	6	—	(373)
OCI, net of tax	787	21	—	808	1,680	(23)	—	1,657
Balance, June 30	$8,469	$—	$(2,745)	$5,724	$11,139	$(77)	$(2,695)	$8,367

	Six Months Ended June 30
	2021				2020
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$10,485	$(42)	$(2,745)	$7,698	$4,612	$54	$(2,695)	$1,971
OCI before reclassifications	(2,557)	53	—	(2,504)	8,370	(165)	—	8,205
Amounts reclassified from AOCI	—	—	—	—	(71)	—	—	(71)
Subtotal	(2,557)	53	—	(2,504)	8,299	(165)	—	8,134
Tax effect	541	(11)	—	530	(1,772)	34	—	(1,738)
OCI, net of tax	(2,016)	42	—	(1,974)	6,527	(131)	—	6,396
Balance, June 30	$8,469	$—	$(2,745)	$5,724	$11,139	$(77)	$(2,695)	$8,367
Included in OCI for the three and six-month periods ended June 30, 2021 and 2020 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$36	$952	$988	$253	$1,806	$2,059
Tax effect	—	(201)	(201)	—	(379)	(379)
Unrealized gains (losses), net of tax	$36	$751	$787	$253	$1,427	$1,680

	Six Months Ended June 30
	2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$23	$(2,580)	$(2,557)	$(140)	$8,510	$8,370
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(71)	(71)
Net unrealized gains (losses)	23	(2,580)	(2,557)	(140)	8,439	8,299
Tax effect	—	541	541	—	(1,772)	(1,772)
Unrealized gains (losses), net of tax	$23	$(2,039)	$(2,016)	$(140)	$6,667	$6,527

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

The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
		Equipment	20% - 35%	28%
Discounted value	$21,963	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%

	December 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 50%	32%
Discounted value	$19,540	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	27%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$248,189	$248,189	$248,189	$—	$—
Mortgage loans AFS	1,189	1,216	—	1,216	—
Gross loans	1,206,663	1,206,284	—	—	1,206,284
Less allowance for loan and lease losses	9,360	9,360	—	—	9,360
Net loans	1,197,303	1,196,924	—	—	1,196,924
Accrued interest receivable	5,065	5,065	5,065	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,208	2,740	—	2,740	—
LIABILITIES
Deposits without stated maturities	1,304,515	1,304,515	1,304,515	—	—
Deposits with stated maturities	331,991	335,769	—	335,769	—
Federal funds purchased and repurchase agreements	62,274	62,265	—	62,265	—
FHLB advances	70,000	70,768	—	70,768	—
Subordinated debt, net of unamortized issuance costs	29,121	28,400	—	28,400	—
Accrued interest payable	347	347	347	—	—

	December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$246,640	$246,640	$246,640	$—	$—
Mortgage loans AFS	2,741	2,858	—	2,858	—
Gross loans	1,238,311	1,239,718	—	—	1,239,718
Less allowance for loan and lease losses	9,744	9,744	—	—	9,744
Net loans	1,228,567	1,229,974	—	—	1,229,974
Accrued interest receivable	6,882	6,882	6,882	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,308	2,480	—	2,480	—
LIABILITIES
Deposits without stated maturities	1,183,336	1,183,336	1,183,336	—	—
Deposits with stated maturities	382,981	389,455	—	389,455	—
Federal funds purchased and repurchase agreements	68,747	68,738	—	68,738	—
FHLB advances	90,000	91,512	—	91,512	—
Subordinated debt, net of unamortized issuance costs	—	—	—	—	—
Accrued interest payable	481	481	481	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$132,593	$—	$132,593	$—	$—	$—	$—	$—
States and political subdivisions	130,960	—	130,960	—	143,656	—	143,656	—
Auction rate money market preferred	3,260	—	3,260	—	3,237	—	3,237	—
Mortgage-backed securities	68,155	—	68,155	—	88,652	—	88,652	—
Collateralized mortgage obligations	109,294	—	109,294	—	101,983	—	101,983	—
Corporate	4,192	—	4,192	—	1,700	—	1,700	—
Total AFS securities	448,454	—	448,454	—	339,228	—	339,228	—
Derivative instruments	—	—	—	—	54	—	54	—
Nonrecurring items
Impaired loans (net of the ALLL)	21,963	—	—	21,963	19,540	—	—	19,540
OMSR	2,208	—	2,208	—	2,308	—	2,308	—
Total	$472,625	$—	$450,662	$21,963	$361,130	$—	$341,590	$19,540
Percent of assets and liabilities measured at fair value		—%	95.35%	4.65%		—%	94.59%	5.41%
We recorded an impairment related to OMSR of $0 and $316 through earnings for the six-month period ended June 30, 2021 and 2020, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2021. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of June 30, 2021 and December 31, 2020 and for the three and six-month periods ended June 30, 2021 and 2020, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2021	December 31 2020
ASSETS
Cash on deposit at the Bank	$28,027	$2,670
Investments in subsidiaries	173,014	166,096
Premises and equipment	1,504	1,529
Other assets	47,800	48,352
TOTAL ASSETS	$250,345	$218,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,121	$—
Other liabilities	234	59
Shareholders' equity	220,990	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$250,345	$218,647
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Income
Dividends from subsidiaries	$700	$1,850	$2,000	$3,600
Interest income	1	—	1	1
Other income	4	126	10	127
Total income	705	1,976	2,011	3,728
Expenses
Interest expense	83	—	83	—
Occupancy and equipment	17	15	33	30
Audit, consulting, and legal fees	135	175	253	307
Director fees	86	89	171	183
Other	311	310	575	603
Total expenses	632	589	1,115	1,123
Income before income tax benefit and equity in undistributed earnings of subsidiaries	73	1,387	896	2,605
Federal income tax benefit	131	97	231	209
Income before equity in undistributed earnings of subsidiaries	204	1,484	1,127	2,814
Undistributed earnings of subsidiaries	4,417	2,703	8,892	4,437
Net income	$4,621	$4,187	$10,019	$7,251

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$10,019	$7,251
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(8,892)	(4,437)
Undistributed earnings of equity securities without readily determinable fair values	—	(31)
Share-based payment awards under the Directors Plan	256	233
Share-based payment awards under the RSP	25	—
Amortization of subordinated debt issuance costs	7	—
Depreciation	25	23
Changes in operating assets and liabilities which provided (used) cash
Other assets	552	(168)
Other liabilities	175	16
Net cash provided by (used in) operating activities	2,167	2,887
Investing activities
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	29,114	—
Cash dividends paid on common stock	(4,275)	(4,249)
Proceeds from the issuance of common stock	806	2,343
Common stock repurchased	(1,860)	(1,195)
Common stock purchased for deferred compensation obligations	(595)	(970)
Net cash provided by (used in) financing activities	23,190	(4,071)
Increase (decrease) in cash and cash equivalents	25,357	(1,184)
Cash and cash equivalents at beginning of period	2,670	1,360
Cash and cash equivalents at end of period	$28,027	$176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and six-month periods ended June 30, 2021 and 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2021, we reported net income of $4,621 and $10,019 and earnings per common share of $0.58 and $1.26, respectively. Net income and earnings per common share for the same periods of 2020 were $4,187 and $7,251 and $0.53 and $0.91, respectively. Net interest income increased by $1,608 for the six-month period ended June 30, 2021 in comparison to the same period in 2020. A decline in the interest rate environment and a reduction in total loans were large drivers of a $2,140 decrease in interest income for the first six months of 2021 compared to the same period in 2020. Although, we benefited from the decline in interest rates and a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $3,748 for the six-month period ended June 30, 2021 compared to the same period in 2020.
The provision for loan losses decreased by $1,385 for the six-month period ended June 30, 2021 compared to the same period in 2020. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the provision. While these risk factors remain, credit quality has been strong during 2021. As of June 30, 2021, total past due and nonaccrual loans were $3,913, or 0.32% of gross loans. Additionally, during the first six months of 2021, loan recoveries exceeded loan charge-offs. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first six months of 2021.
Noninterest income increased $603 during the first six months of 2021 compared to the same period in 2020. This increase was driven by service charges and fees along with net gain on sold mortgage loans which increased $786 and $503, respectively. Noninterest income during the same period of 2020 included an additional $723 related to gains from redemption of corporate owned life insurance policies. Noninterest expenses for the first six months of 2021 declined $333 in comparison to the same period in 2020 and can be attributed to disciplined operating expense control.
As of June 30, 2021, total assets and assets under management were $2,031,407 and $2,814,727, respectively. Assets under management include loans sold and serviced of $290,033 and investment and trust assets managed by Isabella Wealth of $493,287, in addition to assets on our consolidated balance sheet. Our securities portfolio increased $109,226 since December 31, 2020, predominantly due to purchases of treasury securities. Loans outstanding as of June 30, 2021 totaled $1,206,663. During the first six months of 2021, gross loans declined $31,648 which was largely driven by a decrease in advances to mortgage brokers. Total deposits were $1,636,506 as of June 30, 2021, which was an increase of $70,189 since December 31, 2020. Increases in demand and savings deposits, largely as a result of SBA PPP and government stimulus funds, were the main drivers of the increase in deposits. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.79% and 2.88% for the three and six months ended June 30, 2021, as compared to 2.92% and 2.95% for the three and six months ended June 30, 2020. Management implemented strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment plus the elevated cash position has had a negative impact on the yield of interest earning assets and future improvements may be gradual. We are committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, managing operating costs and increasing our presence within our geographical footprint.
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

The CARES Act, an unprecedented federal government support program, was enacted on March 27, 2020 in response to the COVID-19 pandemic.  It is a $2 trillion stimulus package intended to provide financial relief across the country. The CARES Act included the PPP, which enabled businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted beginning on April 3, 2020.  During 2020, we facilitated more than 950 SBA PPP loans for a total of $99,459 and have had the opportunity to continue providing funding in 2021 under an additional government stimulus program. During the six-month period ended June 30, 2021, we funded 845 SBA PPP loans for a total of $54,551 under this additional government stimulus program. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP. The capital rule was issued April 9, 2020, with an immediate effective date.
Since 2020, many customers have expressed their general concern about the uncertain economic conditions, but it is still premature to reasonably predict the magnitude of the impact. One measure we deployed to assist our customers included changes to service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to remove select deposit account charges and fees and temporarily waive others to ease the financial stress on our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief. Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans. As of June 30, 2021, we had active loan payment deferrals totaling $3,679, or 0.3% of gross loans.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, short-term loan modifications meeting this criteria were not categorized as TDR as of June 30, 2021. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
In response to the COVID-19 pandemic, we temporarily closed branch lobbies, modified staffing levels, and enabled remote working during most of 2020 and into 2021. While branch operations and staffing levels have generally resumed to normal, the extent to which COVID-19 impacts our business will depend on future developments, which remain highly uncertain and cannot be predicted with any accuracy. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain the virus and variants to the virus and the impact of actions taken in response, including the distribution of effective vaccines and success in vaccination rates. Uncertainty created by the pandemic is pervasive, and continues to impact our operations, customers, and various areas of risk. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Subordinated Debt Issuance: On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Notes”) to various institutional investors (the “Offering”). The price for the Notes was 100% of the principal amount of the Notes. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. We intend to utilize the net proceeds from the Offering for general corporate purposes, including potential repurchases of common stock and/or merger and acquisition activity. The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. Any redemption will be at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest. The Notes are not subject to redemption at the option of the holders.
Reclassifications
Certain amounts reported in the interim 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.
Subsequent Events
We evaluated subsequent events after June 30, 2021 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2021 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
INCOME STATEMENT DATA
Interest income	$14,640	$15,290	$16,402	$15,700	$15,869
Interest expense	1,927	2,089	2,858	3,203	3,565
Net interest income	12,713	13,201	13,544	12,497	12,304
Provision for loan losses	31	(523)	256	516	105
Noninterest income	3,315	3,532	4,119	4,060	3,246
Noninterest expenses	10,495	10,817	18,638	10,950	10,700
Federal income tax expense (benefit)	881	1,041	(508)	734	558
Net income (loss)	$4,621	$5,398	$(723)	$4,357	$4,187
PER SHARE
Basic earnings (loss)	$0.58	$0.68	$(0.10)	$0.55	$0.53
Diluted earnings (loss)	$0.57	$0.67	$(0.10)	$0.54	$0.52
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$21.73	$21.35	$21.29	$21.75	$21.52
Quoted market value
High	$23.90	$22.50	$21.95	$19.00	$19.50
Low	$21.00	$19.45	$15.73	$15.75	$15.60
Close (1)	$23.00	$21.75	$19.57	$16.74	$18.25
Common shares outstanding (1)	7,946,658	7,958,883	7,997,247	8,007,901	7,977,019
PERFORMANCE RATIOS
Return on average total assets	0.91%	1.09%	(0.15)%	0.90%	0.89%
Return on average shareholders' equity	8.35%	9.78%	(1.30)%	7.78%	7.63%
Return on average tangible shareholders' equity	10.69%	12.53%	(1.63)%	9.93%	9.81%
Net interest margin yield (FTE)	2.79%	2.98%	3.04%	2.89%	2.92%
BALANCE SHEET DATA (1)
Gross loans	$1,206,663	$1,195,918	$1,238,311	$1,303,308	$1,284,385
AFS securities	$448,454	$367,324	$339,228	$363,054	$380,414
Total assets	$2,031,407	$2,015,432	$1,957,378	$1,971,697	$1,913,227
Deposits	$1,636,506	$1,643,581	$1,566,317	$1,495,095	$1,440,678
Borrowed funds	$161,395	$141,967	$158,747	$238,349	$236,268
Shareholders' equity	$220,990	$218,282	$218,588	$222,545	$219,991
Gross loans to deposits	73.73%	72.76%	79.06%	87.17%	89.15%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$290,033	$298,514	$301,377	$289,524	$263,332
Assets managed by Isabella Wealth	$493,287	$454,459	$443,967	$403,730	$395,214
Total assets under management	$2,814,727	$2,768,405	$2,702,722	$2,664,951	$2,571,773
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.28%	0.38%	0.43%	0.38%	0.42%
Nonperforming assets to total assets	0.19%	0.26%	0.31%	0.30%	0.33%
ALLL to gross loans	0.78%	0.78%	0.79%	0.73%	0.69%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.88%	10.83%	11.17%	11.29%	11.50%
Tier 1 leverage	8.46%	8.56%	8.37%	8.76%	8.86%
Common equity tier 1 capital	13.81%	13.77%	12.97%	12.90%	12.90%
Tier 1 risk-based capital	13.81%	13.77%	12.97%	12.90%	12.90%
Total risk-based capital	17.00%	14.54%	13.75%	13.64%	13.60%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six-month periods ended:

	June 30 2021	June 30 2020	June 30 2019
INCOME STATEMENT DATA
Interest income	$29,930	$32,070	$33,296
Interest expense	4,016	7,764	8,819
Net interest income	25,914	24,306	24,477
Provision for loan losses	(492)	893	(145)
Noninterest income	6,847	6,244	5,490
Noninterest expenses	21,312	21,645	21,538
Federal income tax expense	1,922	761	890
Net income	$10,019	$7,251	$7,684
PER SHARE
Basic earnings	$1.26	$0.91	$0.97
Diluted earnings	$1.24	$0.90	$0.95
Dividends	$0.54	$0.54	$0.52
Tangible book value	$21.73	$21.52	$20.17
Quoted market value
High	$23.90	$24.50	$24.50
Low	$19.45	$15.60	$22.25
Close (1)	$23.00	$18.25	$23.25
Common shares outstanding (1)	7,946,658	7,977,019	7,918,494
PERFORMANCE RATIOS
Return on average total assets	1.00%	0.78%	0.85%
Return on average shareholders' equity	9.06%	6.67%	7.58%
Return on average tangible shareholders' equity	11.61%	4.30%	9.73%
Net interest margin yield (FTE)	2.88%	2.95%	3.04%
BALANCE SHEET DATA (1)
Gross loans	$1,206,663	$1,284,385	$1,176,622
AFS securities	$448,454	$380,414	$470,449
Total assets	$2,031,407	$1,913,227	$1,824,592
Deposits	$1,636,506	$1,440,678	$1,281,418
Borrowed funds	$161,395	$236,268	$320,462
Shareholders' equity	$220,990	$219,991	$208,114
Gross loans to deposits	73.73%	89.15%	91.82%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$290,033	$263,332	$257,062
Assets managed by Isabella Wealth	$493,287	$395,214	$487,180
Total assets under management	$2,814,727	$2,571,773	$2,568,834
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.28%	0.42%	0.70%
Nonperforming assets to total assets	0.19%	0.33%	0.49%
ALLL to gross loans	0.78%	0.69%	0.68%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.88%	11.50%	11.41%
Tier 1 leverage	8.46%	8.86%	9.03%
Common equity tier 1 capital	13.81%	12.90%	12.43%
Tier 1 risk-based capital	13.81%	12.90%	12.43%
Total risk-based capital	17.00%	13.60%	13.06%
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

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,200,998	$12,504	4.16%	$1,201,693	$13,097	4.36%	$1,241,856	$13,297	4.28%
Taxable investment securities	281,245	1,140	1.62%	190,450	1,165	2.45%	237,769	1,352	2.27%
Nontaxable investment securities	122,514	1,117	3.65%	131,850	1,194	3.62%	141,229	1,333	3.78%
Fed funds sold	3	—	0.01%	2	—	0.01%	12	—	0.04%
Other	265,227	193	0.29%	295,104	163	0.22%	111,702	234	0.84%
Total earning assets	1,869,987	14,954	3.20%	1,819,099	15,619	3.43%	1,732,568	16,216	3.74%
NONEARNING ASSETS
Allowance for loan losses	(9,326)			(9,833)			(8,769)
Cash and demand deposits due from banks	28,629			28,944			20,389
Premises and equipment	24,826			25,151			25,854
Accrued income and other assets	106,780			113,101			120,444
Total assets	$2,020,896			$1,976,462			$1,890,486
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$330,586	$45	0.05%	$315,189	$77	0.10%	$249,735	$86	0.14%
Savings deposits	550,145	149	0.11%	531,302	149	0.11%	447,416	257	0.23%
Time deposits	347,155	1,250	1.44%	367,892	1,442	1.57%	387,636	1,904	1.96%
Federal funds purchased and repurchase agreements	52,239	11	0.08%	54,145	16	0.12%	31,036	7	0.09%
FHLB advances	84,725	389	1.84%	90,000	405	1.80%	222,802	1,311	2.35%
Subordinated debt, net of unamortized issuance costs	9,551	83	3.48%	—	—	—%	—	—	—%
Total interest bearing liabilities	1,374,401	1,927	0.56%	1,358,528	2,089	0.62%	1,338,625	3,565	1.07%
NONINTEREST BEARING LIABILITIES
Demand deposits	412,600			383,189			317,035
Other	12,478			13,910			15,355
Shareholders’ equity	221,417			220,835			219,471
Total liabilities and shareholders’ equity	$2,020,896			$1,976,462			$1,890,486
Net interest income (FTE)		$13,027			$13,530			$12,651
Net yield on interest earning assets (FTE)			2.79%			2.98%			2.92%

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,201,344	$25,601	4.26%	$1,204,961	$26,551	4.41%
Taxable investment securities	236,099	2,305	1.95%	244,783	2,841	2.32%
Nontaxable investment securities	127,157	2,311	3.63%	146,799	2,751	3.75%
Fed funds sold	3	—	0.01%	6	—	0.07%
Other	280,083	356	0.25%	101,000	639	1.27%
Total earning assets	1,844,686	30,573	3.31%	1,697,549	32,782	3.86%
NONEARNING ASSETS
Allowance for loan losses	(9,574)			(8,368)
Cash and demand deposits due from banks	28,787			20,972
Premises and equipment	24,987			26,052
Accrued income and other assets	109,898			115,615
Total assets	$1,998,784			$1,851,820
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$322,931	$122	0.08%	$242,448	$169	0.14%
Savings deposits	540,776	298	0.11%	437,025	891	0.41%
Time deposits	357,466	2,692	1.51%	396,178	3,978	2.01%
Federal funds purchased and repurchase agreements	53,187	27	0.10%	30,980	15	0.10%
FHLB advances	87,348	794	1.82%	231,264	2,711	2.34%
Subordinated debt, net of unamortized issuance costs	4,665	83	3.56%	—	—	—%
Total interest bearing liabilities	1,366,373	4,016	0.59%	1,337,895	7,764	1.16%
NONINTEREST BEARING LIABILITIES
Demand deposits	397,959			281,638
Other	13,311			14,747
Shareholders’ equity	221,141			217,540
Total liabilities and shareholders’ equity	$1,998,784			$1,851,820
Net interest income (FTE)		$26,557			$25,018
Net yield on interest earning assets (FTE)			2.88%			2.95%
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

	Three Months Ended June 30, 2021 Compared to March 31, 2021 Increase (Decrease) Due to			Three Months Ended June 30, 2021 Compared to June 30, 2020 Increase (Decrease) Due to			Six Months Ended June 30, 2021 Compared to June 30, 2020 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(8)	$(585)	$(593)	$(431)	$(362)	$(793)	$(79)	$(871)	$(950)
Taxable investment securities	446	(471)	(25)	220	(432)	(212)	(98)	(438)	(536)
Nontaxable investment securities	(85)	8	(77)	(172)	(44)	(216)	(359)	(81)	(440)
Other	(18)	48	30	179	(220)	(41)	509	(792)	(283)
Total changes in interest income	335	(1,000)	(665)	(204)	(1,058)	(1,262)	(27)	(2,182)	(2,209)
Changes in interest expense
Interest bearing demand deposits	4	(36)	(32)	22	(63)	(41)	45	(92)	(47)
Savings deposits	5	(5)	—	50	(158)	(108)	174	(767)	(593)
Time deposits	(79)	(113)	(192)	(184)	(470)	(654)	(361)	(925)	(1,286)
Federal funds purchased and repurchase agreements	(1)	(4)	(5)	4	—	4	11	1	12
FHLB advances	(24)	8	(16)	(681)	(241)	(922)	(1,409)	(508)	(1,917)
Subordinated debt, net of unamortized issuance costs	83	—	83	83	—	83	83	—	83
Total changes in interest expense	(12)	(150)	(162)	(706)	(932)	(1,638)	(1,457)	(2,291)	(3,748)
Net change in interest margin (FTE)	$347	$(850)	$(503)	$502	$(126)	$376	$1,430	$109	$1,539
The flattening of the yield curve continues to place pressure on our net interest margin and led to a decline in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual.

	Average Yield / Rate for the Three-Month Periods Ended:
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Total earning assets	3.20%	3.43%	3.66%	3.61%	3.74%
Total interest bearing liabilities	0.56%	0.62%	0.83%	0.95%	1.07%
Net yield on interest earning assets (FTE)	2.79%	2.98%	3.04%	2.89%	2.92%

	Quarter to Date Net Interest Income (FTE)
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Total interest income (FTE)	$14,954	$15,619	$16,722	$16,027	$16,216
Total interest expense	1,927	2,089	2,858	3,203	3,565
Net interest income (FTE)	$13,027	$13,530	$13,864	$12,824	$12,651

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
ALLL at beginning of period	$9,271	$8,697	$9,744	$7,939
Charge-offs
Commercial	—	1	31	5
Agricultural	—	6	—	22
Residential real estate	—	—	—	15
Consumer	53	59	181	182
Total charge-offs	53	66	212	224
Recoveries
Commercial	17	30	99	52
Agricultural	3	2	5	35
Residential real estate	48	39	103	66
Consumer	43	70	113	116
Total recoveries	111	141	320	269
Net loan charge-offs (recoveries)	(58)	(75)	(108)	(45)
Provision for loan losses	31	105	(492)	893
ALLL at end of period	$9,360	$8,877	$9,360	$8,877
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.01)%	(0.01)%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Total charge-offs	$53	$159	$111	$46	$66
Total recoveries	111	209	93	159	141
Net loan charge-offs (recoveries)	(58)	(50)	18	(113)	(75)
Net loan charge-offs (recoveries) to average loans outstanding	—%	—%	—%	(0.01)%	(0.01)%
Provision for loan losses	$31	$(523)	$256	$516	$105
Provision for loan losses to average loans outstanding	—%	(0.04)%	0.02%	0.04%	0.01%
ALLL	$9,360	$9,271	$9,744	$9,506	$8,877
ALLL as a % of loans at end of period	0.78%	0.78%	0.79%	0.73%	0.69%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators and a reduction in loans outstanding resulted in a reduction to the ALLL during the first six months of 2021.

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
The following table illustrates the two main components of the ALLL as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
ALLL
Individually evaluated for impairment	$1,201	$1,380	$911	$869	$950
Collectively evaluated for impairment	8,159	7,891	8,833	8,637	7,927
Total	$9,360	$9,271	$9,744	$9,506	$8,877
ALLL to gross loans
Individually evaluated for impairment	0.10%	0.12%	0.07%	0.07%	0.07%
Collectively evaluated for impairment	0.68%	0.66%	0.72%	0.66%	0.62%
Total	0.78%	0.78%	0.79%	0.73%	0.69%
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

	Total Past Due and Nonaccrual Loans
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Commercial	$513	$1,434	$2,148	$2,082	$1,986
Agricultural	3,014	3,051	3,786	3,903	4,455
Residential real estate	277	1,344	3,580	1,160	384
Consumer	109	34	96	72	45
Total	$3,913	$5,863	$9,610	$7,217	$6,870
Total past due and nonaccrual loans to gross loans	0.32%	0.49%	0.78%	0.55%	0.53%
Loans past due and in nonaccrual status continued to decline during the second quarter of 2021 as a result of increased credit quality. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.
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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of June 30, 2021 or December 31, 2020.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended June 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2021	113	$28,947	7	$2,568	120	$31,515
New modifications	2	109	—	—	2	109
Principal advances (payments)	—	222	—	(45)	—	177
Loans paid off	(13)	(2,454)	—	—	(13)	(2,454)
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
June 30, 2021	101	$26,785	8	$2,562	109	$29,347

	Six Months Ended June 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(838)	—	(207)	—	(1,045)
Loans paid off	(17)	(3,011)	—	—	(17)	(3,011)
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
June 30, 2021	101	$26,785	8	$2,562	109	$29,347

	Three Months Ended June 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2020	114	$20,268	9	$3,849	123	$24,117
New modifications	2	1,768	—	—	2	1,768
Principal advances (payments)	—	(90)	—	(24)	—	(114)
Loans paid off	(6)	(1,461)	(2)	(850)	(8)	(2,311)
Transfers to OREO	—	—	(1)	(275)	(1)	(275)
Transfers to accrual status	1	104	(1)	(104)	—	—
June 30, 2020	111	$20,589	5	$2,596	116	$23,185

	Six Months Ended June 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	7	2,924	1	493	8	3,417
Principal advances (payments)	—	(1,074)	—	(130)	—	(1,204)
Loans paid off	(19)	(2,559)	(2)	(850)	(21)	(3,409)
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
June 30, 2020	111	$20,589	5	$2,596	116	$23,185
The following table summarizes our TDRs as of:

	June 30, 2021			December 31, 2020
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$26,785	$2,500	$29,285	$22,017	$2,421	$24,438	$4,847
Past due 30-59 days	—	—	—	183	—	183	(183)
Past due 60-89 days	—	39	39	—	—	—	39
Past due 90 days or more	—	23	23	—	309	309	(286)
Total	$26,785	$2,562	$29,347	$22,200	$2,730	$24,930	$4,417
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$8,404	$8,659	$533	$4,915	$5,169	$79
Commercial other	3,444	3,444	8	3,567	3,567	5
Agricultural real estate	9,520	9,520	—	9,667	9,667	54
Agricultural other	4,672	4,672	—	2,903	2,903	2
Residential real estate senior liens	3,307	3,463	590	3,878	4,073	692
Total TDRs	29,347	29,758	1,131	24,930	25,379	832
Other impaired loans
Commercial real estate	156	217	—	139	201	—
Commercial other	—	—	—	1,200	1,200	—
Agricultural real estate	544	594	3	1,008	1,058	—
Agricultural other	107	107	—	218	218	—
Residential real estate senior liens	381	497	67	441	588	79
Total other impaired loans	1,188	1,415	70	3,006	3,265	79
Total impaired loans	$30,535	$31,173	$1,201	$27,936	$28,644	$911
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Nonaccrual status loans	$3,329	$4,532	$5,313	$4,946	$5,319
Accruing loans past due 90 days or more	—	—	—	—	53
Total nonperforming loans	3,329	4,532	5,313	4,946	5,372
Foreclosed assets	365	384	527	651	776
Debt securities	230	230	230	230	230
Total nonperforming assets	$3,924	$5,146	$6,070	$5,827	$6,378
Nonperforming loans as a % of total loans	0.28%	0.38%	0.43%	0.38%	0.42%
Nonperforming assets as a % of total assets	0.19%	0.26%	0.31%	0.30%	0.33%
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
The following table summarizes nonaccrual loans as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Commercial	$182	$1,328	$1,329	$1,364	$1,367
Agricultural	3,014	3,051	3,785	3,538	3,656
Residential real estate	133	153	199	44	296
Total	$3,329	$4,532	$5,313	$4,946	$5,319
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Commercial	$159	$127	$129	$134	$28
Agricultural	2,362	2,399	2,559	2,563	2,568
Residential real estate	41	42	42	—	—
Total	$2,562	$2,568	$2,730	$2,697	$2,596
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2021	2020	$	%
Service charges and fees
ATM and debit card fees	$1,127	$883	$244	27.63%
Service charges and fees on deposit accounts	481	350	131	37.43%
Freddie Mac servicing fee	181	155	26	16.77%
Net OMSR income (loss)	(68)	(89)	21	N/M
Other fees for customer services	109	87	22	25.29%
Total service charges and fees	1,830	1,386	444	32.03%
Wealth management fees	806	656	150	22.87%
Net gain on sale of mortgage loans	375	466	(91)	(19.53)%
Earnings on corporate owned life insurance policies	190	189	1	0.53%
Gains from redemption of corporate owned life insurance policies	4	349	(345)	(98.85)%
All other	110	200	(90)	(45.00)%
Total noninterest income	$3,315	$3,246	$69	2.13%

	Six Months Ended June 30
			Change
	2021	2020	$	%
Service charges and fees
ATM and debit card fees	$2,126	$1,677	$449	26.77%
Service charges and fees on deposit accounts	917	937	(20)	(2.13)%
Freddie Mac servicing fee	395	314	81	25.80%
Net OMSR income (loss)	(100)	(350)	250	N/M
Other fees for customer services	187	161	26	16.15%
Total service charges and fees	3,525	2,739	786	28.70%
Wealth management fees	1,502	1,228	274	22.31%
Net gain on sale of mortgage loans	1,120	617	503	81.52%
Earnings on corporate owned life insurance policies	376	371	5	1.35%
Gains from redemption of corporate owned life insurance policies	150	873	(723)	(82.82)%
All other	174	416	(242)	(58.17)%
Total noninterest income	$6,847	$6,244	$603	9.66%
ATM and debit card fees fluctuate from period to period based primarily on their usage. The usage of ATM and debit cards has increased during 2021 and this trend is expected to continue during the remainder of 2021. As such, we anticipate fees during the remainder of 2021 will continue to increase as a result of usage.
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to the COVID-19 pandemic, which led to an increase in the need for electronic services and products, we elected to remove select deposit account related charges and fees and temporarily waive some charges and fees to ease the financial stress of our customers. Despite some fees being removed, fee income has increased during 2021 but has yet to reach pre-pandemic levels. As such, service charges and fees during the remainder of 2021 are expected to approximate 2020 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates during the first quarter of 2020, were the primary driver of the losses recognized during the first six months of 2020. While the volume of loans serviced have increased during the last year, which increases the value of the servicing rights, the prepayment speeds have also increased which has resulted in the recognition of a loss during the first half of 2021. OMSR income during the remainder of 2021 may continue to experience fluctuations and could vary from 2020 levels.
Net gain on sale of mortgage loans fluctuates as the result of a change in the amount of loans sold, loan pricing and interest rates. The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during most of 2020 and into 2021 which led to an increase in the number and dollar amount of loans sold. As such, net gain on sale of mortgage loans increased significantly. As demand is expected to slow during the remainder of 2021, net gain on sale of mortgage loans is not expected to exceed 2020 levels.
The increase in wealth management fees in the first half of 2021 was driven by a combination of the growth in the stock market and increased new business activity in comparison to the same period last year. Wealth management fees during the remainder of 2021 is expected to exceed 2020 levels.
We recognized income during the first half of 2021 and 2020 from the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2021	2020	$	%
Compensation and benefits	$5,700	$5,793	$(93)	(1.61)%
Furniture and equipment	1,327	1,431	(104)	(7.27)%
Occupancy	915	912	3	0.33%
Other
Audit, consulting, and legal fees	452	498	(46)	(9.24)%
ATM and debit card fees	462	328	134	40.85%
Marketing costs	238	265	(27)	(10.19)%
Memberships and subscriptions	217	159	58	36.48%
Loan underwriting fees	200	212	(12)	(5.66)%
FDIC insurance premiums	129	144	(15)	(10.42)%
Director fees	180	177	3	1.69%
Donations and community relations	108	105	3	2.86%
All other	567	676	(109)	(16.12)%
Total other noninterest expenses	2,553	2,564	(11)	(0.43)%
Total noninterest expenses	$10,495	$10,700	$(205)	(1.92)%

	Six Months Ended June 30
			Change
	2021	2020	$	%
Compensation and benefits	$11,577	$11,662	$(85)	(0.73)%
Furniture and equipment	2,700	2,892	(192)	(6.64)%
Occupancy	1,860	1,779	81	4.55%
Other
Audit, consulting, and legal fees	888	931	(43)	(4.62)%
ATM and debit card fees	879	651	228	35.02%
Marketing costs	447	468	(21)	(4.49)%
Memberships and subscriptions	428	358	70	19.55%
Loan underwriting fees	390	378	12	3.17%
FDIC insurance premiums	360	300	60	20.00%
Director fees	339	359	(20)	(5.57)%
Donations and community relations	254	435	(181)	(41.61)%
All other	1,190	1,432	(242)	(16.90)%
Total other noninterest expenses	5,175	5,312	(137)	(2.58)%
Total noninterest expenses	$21,312	$21,645	$(333)	(1.54)%
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
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	June 30 2021	December 31 2020	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$248,189	$246,640	$1,549	0.63%
AFS securities
Amortized cost of AFS securities	437,749	325,966	111,783	34.29%
Unrealized gains (losses) on AFS securities	10,705	13,262	(2,557)	(19.28)%
AFS securities	448,454	339,228	109,226	32.20%
Mortgage loans AFS	1,189	2,741	(1,552)	(56.62)%
Loans
Gross loans	1,206,663	1,238,311	(31,648)	(2.56)%
Less allowance for loan and lease losses	9,360	9,744	(384)	(3.94)%
Net loans	1,197,303	1,228,567	(31,264)	(2.54)%
Premises and equipment	24,463	25,140	(677)	(2.69)%
Corporate owned life insurance policies	28,238	28,292	(54)	(0.19)%
Equity securities without readily determinable fair values	17,383	17,383	—	—%
Goodwill and other intangible assets	48,317	48,331	(14)	(0.03)%
Accrued interest receivable and other assets	17,871	21,056	(3,185)	(15.13)%
TOTAL ASSETS	$2,031,407	$1,957,378	$74,029	3.78%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,636,506	$1,566,317	$70,189	4.48%
Borrowed funds	161,395	158,747	2,648	1.67%
Accrued interest payable and other liabilities	12,516	13,726	(1,210)	(8.82)%
Total liabilities	1,810,417	1,738,790	71,627	4.12%
Shareholders’ equity	220,990	218,588	2,402	1.10%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,031,407	$1,957,378	$74,029	3.78%
As shown above, total assets increased $74,029 from December 31, 2020, driven primarily by an increase in AFS securities. Purchases of AFS securities during 2021 totaled $167,421 and were partially funded by a $70,189 increase in customer deposits. We experienced a $31,648 decline in loans during the first six months of 2021 which was largely driven by a decrease in advances to mortgage brokers within the commercial loan portfolio.
The following table outlines the changes in loan balances:

	June 30 2021	December 31 2020	$ Change	% Change (unannualized)
Commercial	$723,888	$756,686	$(32,798)	(4.33)%
Agricultural	95,197	100,461	(5,264)	(5.24)%
Residential real estate	312,567	307,543	5,024	1.63%
Consumer	75,011	73,621	1,390	1.89%
Total	$1,206,663	$1,238,311	$(31,648)	(2.56)%

The following table displays loan balances as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Commercial	$723,888	$725,540	$756,686	$821,102	$799,632
Agricultural	95,197	91,629	100,461	102,263	103,162
Residential real estate	312,567	305,909	307,543	304,559	307,926
Consumer	75,011	72,840	73,621	75,384	73,665
Total	$1,206,663	$1,195,918	$1,238,311	$1,303,308	$1,284,385
Loan demand has been negatively impacted by the strong competition for new commercial loan opportunities while some customers hesitated to borrow due to the pandemic. Advances to mortgage brokers, within the commercial loan portfolio, was the driver behind both growth during the third quarter of 2020 and the decline during 2021. In late 2020, capitalization changes with the financial institution operating the mortgage purchase program impacted our participation in advances to mortgage brokers. Balances related to these advances are not expected to increase during the remainder of 2021. Additionally, as a result of the short-term nature of SBA PPP loans, the commercial loan portfolio could decline during the remainder of 2021. While agricultural loans increased during the second quarter, they have declined over the last year due to the competitive lending environment. Residential real estate and consumer loans experienced fluctuations over the last year but have increased overall. Growth is expected to continue in both the residential mortgage and consumer loan portfolios during the remainder of 2021.
The following table outlines the changes in deposit balances:

	June 30 2021	December 31 2020	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$428,410	$375,395	$53,015	14.12%
Interest bearing demand deposits	326,971	302,444	24,527	8.11%
Savings deposits	549,134	505,497	43,637	8.63%
Certificates of deposit	326,214	358,165	(31,951)	(8.92)%
Brokered certificates of deposit	—	14,029	(14,029)	(100.00)%
Internet certificates of deposit	5,777	10,787	(5,010)	(46.44)%
Total	$1,636,506	$1,566,317	$70,189	4.48%
The following table displays deposit balances as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Noninterest bearing demand deposits	$428,410	$404,710	$375,395	$353,082	$340,321
Interest bearing demand deposits	326,971	328,440	302,444	287,809	263,567
Savings deposits	549,134	555,688	505,497	474,483	458,167
Certificates of deposit	326,214	331,413	358,165	354,210	352,118
Brokered certificates of deposit	—	14,029	14,029	14,029	14,029
Internet certificates of deposit	5,777	9,301	10,787	11,482	12,476
Total	$1,636,506	$1,643,581	$1,566,317	$1,495,095	$1,440,678
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during 2021 as the financial markets continue to exhibit significant signs of instability. Additionally, government stimulus programs have driven growth in deposits. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment with customers moving their funds into demand and savings accounts. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit. This trend continued during the first half of 2021 as we paid off the remaining balance of brokered deposits as they matured. This is expected to continue with other higher-cost deposits during the remainder of 2021.

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
The following table displays fair values of AFS securities as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
U.S. Treasury	$132,593	$29,371	$—	$—	$—
States and political subdivisions	130,960	140,329	143,656	148,401	146,785
Auction rate money market preferred	3,260	3,224	3,237	3,194	2,979
Mortgage-backed securities	68,155	75,835	88,652	104,165	119,029
Collateralized mortgage obligations	109,294	116,865	101,983	107,294	111,621
Corporate	4,192	1,700	1,700	—	—
Total	$448,454	$367,324	$339,228	$363,054	$380,414
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, subordinated debt, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets. The following table displays borrowed funds balances as of:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
FHLB advances	$70,000	$90,000	$90,000	$205,000	$205,000
Securities sold under agreements to repurchase without stated maturity dates	62,274	51,967	68,747	33,349	31,268
Subordinated debt, net of unamortized issuance costs	29,121	—	—	—	—
Total	$161,395	$141,967	$158,747	$238,349	$236,268
During the fourth quarter of 2020, we elected to extinguish $100,000 of FHLB advances based on our level of cash reserves and strategic initiatives. Due to a significant increase in one account during the fourth quarter of 2020 and the second quarter of 2021, our level of securities sold under agreements to repurchase increased as of December 31, 2020 and June 30, 2021. These increases are expected to be short-term; therefore, we anticipate a decline in the balance of securities sold under agreements during the remainder of 2021. On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders.
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 36,891 shares or $806 of common stock during the first six months of 2021, as compared to 127,216 shares or $2,343 of common stock during the same period in 2020. In early 2021, we implemented a change to our dividend reinvestment plan which impacted the volume of shares issued. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $256 and $233 during the six-month periods ended June 30, 2021 and 2020, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $25 during the first six months of 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 87,480 shares or $1,860 of common stock during the first six months of 2021 and 61,001 shares or $1,195 during the first six months of 2020. As of June 30, 2021, we were authorized to repurchase up to an additional 515,476 shares of common stock.
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

	June 30, 2021			December 31, 2020
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	13.81%	7.00%	6.50%	12.97%	7.00%	6.50%
Tier 1 capital	13.81%	8.50%	8.00%	12.97%	8.50%	8.00%
Total capital	17.00%	10.50%	10.00%	13.75%	10.50%	10.00%
Tier 1 leverage	8.46%	4.00%	5.00%	8.37%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At June 30, 2021, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $571,729 or 28.14% of assets as of June 30, 2021, compared to $444,051 or 22.69% as of December 31, 2020. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances,

FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2021, we had available lines of credit of $248,818.
Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at June 30, 2021, which is illustrated in the following table:

June 30 2021
Total cash and cash equivalents	$248,189
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	137,013
FRB Discount Window	13,805
Other lines of credit	5,000
Total available lines of credit	248,818
Unencumbered lendable value of FRB collateral, estimated[1]	300,000
Total cash and liquidity	$797,007
(1)Includes estimated unencumbered lendable value of FHLB collateral of $220,000
The following table summarizes our sources and uses of cash for the six-month period ended June 30:

	2021	2020	$ Variance
Net cash provided by (used in) operating activities	$15,861	$6,606	$9,255
Net cash provided by (used in) investing activities	(81,218)	(40,819)	(40,399)
Net cash provided by (used in) financing activities	66,906	83,025	(16,119)
Increase (decrease) in cash and cash equivalents	1,549	48,812	(47,263)
Cash and cash equivalents January 1	246,640	60,572	186,068
Cash and cash equivalents June 30	$248,189	$109,384	$138,805
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended June 30, 2021, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				46,110
April 1 - 28	13,829	$23.21	13,829	32,281
Additional Authorization (500,000 shares)	—	—	—	532,281
April 29 - 30	4,297	23.50	4,297	527,984
May 1 - 31	8,746	23.10	8,746	519,238
June 1 - 30	3,762	23.13	3,762	515,476
Balance, June 30	30,634	$23.21	30,634	515,476
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

4.1
Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021)

4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included in the Indenture included as Exhibit 4.1 to this Quarterly Report on Form 10-Q)

10.1
Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021)

10.2
Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (Inline XBRL Instance Document)

101.SCH (Inline XBRL Taxonomy Extension Schema Document)

101.CAL (Inline XBRL Calculation Linkbase Document)

101.LAB (Inline XBRL Taxonomy Label Linkbase Document)

101.DEF (Inline XBRL Taxonomy Linkbase Document)

101.PRE (Inline XBRL Taxonomy Presentation Linkbase Document)

104	Cover Page Interactive Data File
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

Isabella Bank Corporation

Date:	July 30, 2021	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2021	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)