Form 10-Q
period 2021-09-30
ISABELLA BANK Corp
filed 2021-10-28
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,654,317 as of October 27, 2021.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2021	December 31 2020
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$29,876	$31,296
Interest bearing balances due from banks	176,606	215,344
Total cash and cash equivalents	206,482	246,640
AFS securities, at fair value	494,384	339,228
Mortgage loans AFS	818	2,741
Loans
Commercial	757,993	756,686
Agricultural	93,782	100,461
Residential real estate	321,620	307,543
Consumer	75,163	73,621
Gross loans	1,248,558	1,238,311
Less allowance for loan and lease losses	9,093	9,744
Net loans	1,239,465	1,228,567
Premises and equipment	24,569	25,140
Corporate owned life insurance policies	32,690	28,292
Equity securities without readily determinable fair values	17,383	17,383
Goodwill and other intangible assets	48,309	48,331
Accrued interest receivable and other assets	18,601	21,056
TOTAL ASSETS	$2,082,701	$1,957,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$430,950	$375,395
Interest bearing demand deposits	374,137	302,444
Certificates of deposit under $250 and other savings	806,185	781,286
Certificates of deposit over $250	81,044	107,192
Total deposits	1,692,316	1,566,317
Borrowed funds
Federal funds purchased and repurchase agreements	67,519	68,747
FHLB advances	60,000	90,000
Subordinated debt, net of unamortized issuance costs	29,136	—
Total borrowed funds	156,655	158,747
Accrued interest payable and other liabilities	12,088	13,726
Total liabilities	1,861,059	1,738,790
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,926,610 shares (including 93,759 shares held in the Rabbi Trust) in 2021 and 7,997,247 shares (including 59,162 shares held in the Rabbi Trust) in 2020	140,004	142,247
Shares to be issued for deferred compensation obligations	4,455	4,183
Retained earnings	72,796	64,460
Accumulated other comprehensive income	4,387	7,698
Total shareholders’ equity	221,642	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,082,701	$1,957,378
See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest income
Loans, including fees	$13,033	$13,554	$38,634	$40,105
AFS securities
Taxable	1,224	1,071	3,529	3,912
Nontaxable	725	911	2,393	2,950
Federal funds sold and other	160	164	516	803
Total interest income	15,142	15,700	45,072	47,770
Interest expense
Deposits	1,251	1,996	4,363	7,034
Borrowings
Federal funds purchased and repurchase agreements	13	7	40	22
FHLB advances	299	1,200	1,093	3,911
Subordinated debt, net of unamortized issuance costs	266	—	349	—
Total interest expense	1,829	3,203	5,845	10,967
Net interest income	13,313	12,497	39,227	36,803
Provision for loan losses	(107)	516	(599)	1,409
Net interest income after provision for loan losses	13,420	11,981	39,826	35,394
Noninterest income
Service charges and fees	1,964	1,950	5,489	4,689
Wealth management fees	772	649	2,274	1,877
Net gain on sale of mortgage loans	339	1,036	1,459	1,653
Earnings on corporate owned life insurance policies	201	187	577	558
Gains from redemption of corporate owned life insurance policies	—	—	150	873
Other	91	238	265	654
Total noninterest income	3,367	4,060	10,214	10,304
Noninterest expenses
Compensation and benefits	6,116	6,101	17,693	17,763
Furniture and equipment	1,349	1,426	4,049	4,318
Occupancy	866	889	2,726	2,668
Other	2,854	2,534	8,029	7,846
Total noninterest expenses	11,185	10,950	32,497	32,595
Income before federal income tax expense	5,602	5,091	17,543	13,103
Federal income tax expense	916	734	2,838	1,495
NET INCOME	$4,686	$4,357	$14,705	$11,608
Earnings per common share
Basic	$0.59	$0.55	$1.85	$1.46
Diluted	$0.58	$0.54	$1.82	$1.43
Cash dividends per common share	$0.27	$0.27	$0.81	$0.81

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net income	$4,686	$4,357	$14,705	$11,608
Unrealized gains (losses) on AFS securities arising during the period	(1,690)	(66)	(4,247)	8,304
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(71)
Tax effect (1)	353	58	894	(1,714)
Unrealized gains (losses) on AFS securities, net of tax	(1,337)	(8)	(3,353)	6,519
Unrealized gains (losses) on derivative instruments arising during the period	—	20	53	(145)
Tax effect (1)	—	(4)	(11)	30
Unrealized gains (losses) on derivative instruments, net of tax	—	16	42	(115)
Other comprehensive income (loss), net of tax	(1,337)	8	(3,311)	6,404
Comprehensive income (loss)	$3,349	$4,365	$11,394	$18,012
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	11,608	6,404	18,012
Issuance of common stock	184,144	3,274	—	—	—	3,274
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,273	(1,273)	—	—	—
Share-based payment awards under the Directors Plan	—	—	334	—	—	334
Common stock purchased for deferred compensation obligations	—	(1,252)	—	—	—	(1,252)
Common stock repurchased pursuant to publicly announced repurchase plan	(87,047)	(1,619)	—	—	—	(1,619)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,386)	—	(6,386)
Balance, September 30, 2020	8,007,901	$142,745	$4,104	$67,321	$8,375	$222,545
Balance, January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	14,705	(3,311)	11,394
Issuance of common stock	52,523	1,196	—	—	—	1,196
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	343	—	—	343
Share-based compensation expense recognized in earnings under the RSP	—	58	—	—	—	58
Common stock purchased for deferred compensation obligations	—	(869)	—	—	—	(869)
Common stock repurchased pursuant to publicly announced repurchase plan	(123,160)	(2,699)	—	—	—	(2,699)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,369)	—	(6,369)
Balance, September 30, 2021	7,926,610	$140,004	$4,455	$72,796	$4,387	$221,642

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2021	2020
OPERATING ACTIVITIES
Net income	$14,705	$11,608
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	—	(61)
Provision for loan losses	(599)	1,409
Depreciation	1,761	1,958
Amortization of OMSR	465	386
Amortization of acquisition intangibles	22	38
Amortization of subordinated debt issuance costs	30	—
Net amortization of AFS securities	1,656	1,539
Net gains on sale of AFS securities	—	(71)
Net gain on sale of mortgage loans	(1,459)	(1,653)
OMSR impairment loss	—	316
Net (gains) losses on foreclosed assets	1	(43)
Increase in cash value of corporate owned life insurance policies, net of expenses	(538)	(521)
Gains from redemption of corporate owned life insurance policies	(150)	(873)
Share-based payment awards under the Directors Plan	343	334
Share-based payment awards under the RSP	58	—
Origination of loans held-for-sale	(40,329)	(82,464)
Proceeds from loan sales	43,711	80,360
Net changes in operating assets and liabilities which provided (used) cash:
Other assets	1,811	(1,696)
Accrued interest payable and other liabilities	(325)	370
Net cash provided by (used in) operating activities	21,163	10,936
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	26,855
Maturities, calls, and principal payments	79,020	72,013
Purchases	(240,079)	(25,318)
Net loan principal (originations) collections	(10,583)	(116,878)
Proceeds from sales of foreclosed assets	462	146
Purchases of premises and equipment	(1,190)	(1,465)
Purchases of corporate owned life insurance policies	(4,272)	(625)
Proceeds from redemption of corporate owned life insurance policies	562	2,305
Funding of low income housing tax credit investments	(377)	(403)
Net cash provided by (used in) investing activities	(176,457)	(43,370)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$125,999	$181,244
Net increase (decrease) in fed funds purchased and repurchase agreements	(1,228)	2,350
Net increase (decrease) in FHLB advances	(30,000)	(40,000)
Issuance of subordinated debt, net of unamortized issuance costs	29,106	—
Cash dividends paid on common stock	(6,369)	(6,386)
Proceeds from issuance of common stock	1,196	3,274
Common stock repurchased	(2,699)	(1,619)
Common stock purchased for deferred compensation obligations	(869)	(1,252)
Net cash provided by (used in) financing activities	115,136	137,611
Increase (decrease) in cash and cash equivalents	(40,158)	105,177
Cash and cash equivalents at beginning of period	246,640	60,572
Cash and cash equivalents at end of period	$206,482	$165,749
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,702	$11,164
Income taxes paid	$2,250	$556
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$284	$298

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$192,556	$36	$523	$192,069
States and political subdivisions	124,122	4,665	98	128,689
Auction rate money market preferred	3,200	46	—	3,246
Mortgage-backed securities	59,966	2,064	—	62,030
Collateralized mortgage obligations	97,875	2,892	—	100,767
Corporate	7,650	14	81	7,583
Total	$485,369	$9,717	$702	$494,384

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$137,710	$5,946	$—	$143,656
Auction rate money market preferred	3,200	37	—	3,237
Mortgage-backed securities	85,926	2,726	—	88,652
Collateralized mortgage obligations	97,430	4,553	—	101,983
Corporate	1,700	—	—	1,700
Total	$325,966	$13,262	$—	$339,228
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2021 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$162,175	$30,381	$—	$—	$192,556
States and political subdivisions	15,042	60,038	21,498	27,544	—	124,122
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	59,966	59,966
Collateralized mortgage obligations	—	—	—	—	97,875	97,875
Corporate	—	—	6,150	1,500	—	7,650
Total amortized cost	$15,042	$222,213	$58,029	$29,044	$161,041	$485,369
Fair value	$15,154	$224,172	$58,858	$30,157	$166,043	$494,384
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
The following information pertains to AFS securities with gross unrealized losses at September 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position at December 31, 2020.

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$523	$161,652	$—	$—	$523
States and political subdivisions	98	14,939	—	—	98
Corporate	81	4,369	—	—	81
Total	$702	$180,960	$—	$—	$702
Number of securities in an unrealized loss position:		37		—	37
The reduction in unrealized gains on our AFS securities portfolio resulted from the recent increases in intermediate-term and long-term benchmark interest rates.
As of September 30, 2021 and December 31, 2020, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of September 30, 2021 or December 31, 2020, with the exception of one municipal bond previously identified.

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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during the first nine months of 2021.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2021	$2,311	$248	$954	$938	$4,909	$9,360
Charge-offs	(1)	(77)	—	(168)	—	(246)
Recoveries	22	1	29	34	—	86
Provision for loan losses	(801)	294	(226)	45	581	(107)
September 30, 2021	$1,531	$466	$757	$849	$5,490	$9,093

	Allowance for Loan Losses
	Nine Months Ended September 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(32)	(77)	—	(349)	—	(458)
Recoveries	121	6	132	147	—	406
Provision for loan losses	(720)	226	(738)	253	380	(599)
September 30, 2021	$1,531	$466	$757	$849	$5,490	$9,093

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$21	$—	$562	$—	$—	$583
Collectively evaluated for impairment	1,510	466	195	849	5,490	8,510
Total	$1,531	$466	$757	$849	$5,490	$9,093
Loans
Individually evaluated for impairment	$11,563	$14,623	$3,482	$—		$29,668
Collectively evaluated for impairment	746,430	79,159	318,138	75,163		1,218,890
Total	$757,993	$93,782	$321,620	$75,163		$1,248,558

	Allowance for Loan Losses
	Three Months Ended September 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2020	$2,121	$356	$1,193	$825	$4,382	$8,877
Charge-offs	(2)	—	(13)	(31)	—	(46)
Recoveries	81	2	36	40	—	159
Provision for loan losses	(255)	(16)	90	21	676	516
September 30, 2020	$1,945	$342	$1,306	$855	$5,058	$9,506

	Allowance for Loan Losses
	Nine Months Ended September 30, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(7)	(22)	(28)	(213)	—	(270)
Recoveries	133	37	102	156	—	428
Provision for loan losses	(95)	(307)	(815)	(10)	2,636	1,409
September 30, 2020	$1,945	$342	$1,306	$855	$5,058	$9,506

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$84	$56	$771	$—	$—	$911
Collectively evaluated for impairment	2,078	255	592	798	5,110	8,833
Total	$2,162	$311	$1,363	$798	$5,110	$9,744
Loans
Individually evaluated for impairment	$9,821	$13,796	$4,319	$—		$27,936
Collectively evaluated for impairment	746,865	86,665	303,224	73,621		1,210,375
Total	$756,686	$100,461	$307,543	$73,621		$1,238,311
The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	September 30, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$161	$—	$161	$—	$—	$—	$161
2 - High quality	8,089	9,501	—	17,590	462	8	470	18,060
3 - High satisfactory	79,462	43,555	46,977	169,994	10,553	3,185	13,738	183,732
4 - Low satisfactory	421,240	111,863	—	533,103	34,263	16,553	50,816	583,919
5 - Special mention	12,880	2,144	—	15,024	13,827	3,791	17,618	32,642
6 - Substandard	15,308	6,652	—	21,960	4,468	3,861	8,329	30,289
7 - Vulnerable	37	124	—	161	2,536	275	2,811	2,972
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$537,016	$174,000	$46,977	$757,993	$66,109	$27,673	$93,782	$851,775

	December 31, 2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,308	13,406	—	15,714	541	11	552	16,266
3 - High satisfactory	69,327	51,093	50,258	170,678	14,411	5,312	19,723	190,401
4 - Low satisfactory	403,733	122,025	—	525,758	34,464	17,600	52,064	577,822
5 - Special mention	15,049	6,174	—	21,223	13,137	3,240	16,377	37,600
6 - Substandard	15,854	6,130	—	21,984	5,267	2,693	7,960	29,944
7 - Vulnerable	26	1,303	—	1,329	3,208	387	3,595	4,924
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$506,297	$200,131	$50,258	$756,686	$71,218	$29,243	$100,461	$857,147

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$43	$—	$—	$37	$80	$536,936	$537,016
Commercial other	141	—	—	124	265	173,735	174,000
Advances to mortgage brokers	—	—	—	—	—	46,977	46,977
Total commercial	184	—	—	161	345	757,648	757,993
Agricultural
Agricultural real estate	—	49	—	2,536	2,585	63,524	66,109
Agricultural other	—	—	—	275	275	27,398	27,673
Total agricultural	—	49	—	2,811	2,860	90,922	93,782
Residential real estate
Senior liens	156	—	—	105	261	286,952	287,213
Junior liens	—	—	—	—	—	2,837	2,837
Home equity lines of credit	7	—	—	—	7	31,563	31,570
Total residential real estate	163	—	—	105	268	321,352	321,620
Consumer
Secured	17	—	—	—	17	72,268	72,285
Unsecured	8	—	—	—	8	2,870	2,878
Total consumer	25	—	—	—	25	75,138	75,163
Total	$372	$49	$—	$3,077	$3,498	$1,245,060	$1,248,558

	December 31, 2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$333	$—	$—	$26	$359	$505,938	$506,297
Commercial other	486	—	—	1,303	1,789	198,342	200,131
Advances to mortgage brokers	—	—	—	—	—	50,258	50,258
Total commercial	819	—	—	1,329	2,148	754,538	756,686
Agricultural
Agricultural real estate	—	—	—	3,398	3,398	67,820	71,218
Agricultural other	1	—	—	387	388	28,855	29,243
Total agricultural	1	—	—	3,785	3,786	96,675	100,461
Residential real estate
Senior liens	3,203	145	—	199	3,547	269,425	272,972
Junior liens	25	—	—	—	25	3,791	3,816
Home equity lines of credit	8	—	—	—	8	30,747	30,755
Total residential real estate	3,236	145	—	199	3,580	303,963	307,543
Consumer
Secured	93	—	—	—	93	70,349	70,442
Unsecured	3	—	—	—	3	3,176	3,179
Total consumer	96	—	—	—	96	73,525	73,621
Total	$4,152	$145	$—	$5,313	$9,610	$1,228,701	$1,238,311
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

The following is a summary of impaired loans as of:

	September 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$197	$197	$13	$2,048	$2,290	$79
Commercial other	3,053	3,053	8	107	107	5
Agricultural real estate	—	—	—	1,994	1,994	54
Agricultural other	—	—	—	1,355	1,355	2
Residential real estate senior liens	3,482	3,754	562	4,319	4,661	771
Total impaired loans with a valuation allowance	6,732	7,004	583	9,823	10,407	911
Impaired loans without a valuation allowance
Commercial real estate	8,021	8,337		3,006	3,080
Commercial other	292	292		4,660	4,660
Agricultural real estate	9,814	9,814		8,681	8,731
Agricultural other	4,809	4,809		1,766	1,766
Total impaired loans without a valuation allowance	22,936	23,252		18,113	18,237
Impaired loans
Commercial	11,563	11,879	21	9,821	10,137	84
Agricultural	14,623	14,623	—	13,796	13,846	56
Residential real estate	3,482	3,754	562	4,319	4,661	771
Total impaired loans	$29,668	$30,256	$583	$27,936	$28,644	$911

The following is a summary of impaired loans for the:

	Three Months Ended September 30
	2021		2020
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$1,377	$3	$1,564	$37
Commercial other	3,090	35	442	13
Agricultural real estate	94	—	2,198	27
Agricultural other	—	—	1,355	18
Residential real estate senior liens	3,585	37	4,600	48
Total impaired loans with a valuation allowance	8,146	75	10,159	143
Impaired loans without a valuation allowance
Commercial real estate	7,013	121	3,285	43
Commercial other	305	9	4,503	59
Agricultural real estate	9,845	113	7,548	68
Agricultural other	4,794	58	1,947	21
Home equity lines of credit	—	—	56	—
Total impaired loans without a valuation allowance	21,957	301	17,339	191
Impaired loans
Commercial	11,785	168	9,794	152
Agricultural	14,733	171	13,048	134
Residential real estate	3,585	37	4,656	48
Consumer	—	—	—	—
Total impaired loans	$30,103	$376	$27,498	$334

	Nine Months Ended September 30
	2021		2020
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,161	$66	$1,157	$83
Commercial other	1,569	71	454	19
Agricultural real estate	737	11	2,100	77
Agricultural other	226	—	1,355	60
Residential real estate senior liens	3,908	115	4,998	152
Total impaired loans with a valuation allowance	8,601	263	10,064	391
Impaired loans without a valuation allowance
Commercial real estate	6,109	315	3,964	162
Commercial other	2,494	59	3,240	106
Agricultural real estate	9,760	378	7,590	214
Agricultural other	4,115	174	2,529	84
Home equity lines of credit	—	—	81	5
Consumer secured	—	—	1	—
Total impaired loans without a valuation allowance	22,478	926	17,405	571
Impaired loans
Commercial	12,333	511	8,815	370
Agricultural	14,838	563	13,574	435
Residential real estate	3,908	115	5,079	157
Consumer	—	—	1	—
Total impaired loans	$31,079	$1,189	$27,469	$962
As a result of line of credit agreements with borrowers, we had committed to advance $171 and $98 in additional funds to be disbursed in connection with impaired loans as of September 30, 2021 and December 31, 2020, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended September 30
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	4	$3,740	$3,740

	Nine Months Ended September 30
	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	5	$4,761	$4,761	6	$4,702	$4,702
Agricultural other	6	3,712	3,712	4	2,361	2,361
Residential real estate	—	—	—	2	94	94
Total	11	$8,473	$8,473	12	$7,157	$7,157
The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30
	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	1	$68	3	$3,672

	Nine Months Ended September 30
	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$3,189	4	$1,572	2	$987	4	$3,715
Agricultural other	6	3,712	—	—	—	—	4	2,361
Residential real estate	—	—	—	—	—	—	2	94
Total	7	$6,901	4	$1,572	2	$987	10	$6,170
We did not restructure any loans by forgiving principal or accrued interest in the three and nine-month periods ended September 30, 2021 or 2020.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine-month periods ended September 30, 2021 and 2020 which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	September 30 2021	December 31 2020
TDRs	$28,682	$24,930
Measures we have taken to assist our customers in connection with the COVID-19 pandemic include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days. Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of September 30, 2021.
Note 5 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$67,519	0.08%	$68,747	0.13%
FHLB advances	60,000	1.84%	90,000	1.68%
Subordinated debt, net of unamortized issuance costs	29,136	3.66%	—	—%
Total	$156,655	1.42%	$158,747	1.01%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Fixed rate due 2021	$30,000	1.98%	$50,000	1.91%
Variable rate due 2021 (1)	—	—%	10,000	0.52%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$60,000	1.84%	$90,000	1.68%
(1)Hedged advance (see “Derivative Instruments” section below)
In October, the fixed rate FHLB advance due in 2026 was put by the FHLB, reducing our total FHLB advances to $50,000.
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $67,542 and $68,773 at September 30, 2021 and December 31, 2020, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no federal funds purchased or FRB Discount Window advances during the three and nine-month periods ended September 30, 2021 and 2020.

A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended September 30
	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$67,519	$62,790	0.10%	$33,349	$30,578	0.10%
Federal funds purchased	$—	$—	0.52%	$—	$5	0.49%

	Nine Months Ended September 30
	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$67,519	$56,422	0.11%	$33,349	$30,845	0.10%
Federal funds purchased	$80	$2	0.40%	$—	$2	0.49%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2021	December 31 2020
Pledged to secure borrowed funds	$308,633	$302,041
Pledged to secure repurchase agreements	67,542	68,773
Pledged for public deposits and for other purposes necessary or required by law	28,794	39,641
Total	$404,969	$410,455
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2021	December 31 2020
U.S. Treasury	$19,782	$—
States and political subdivisions	13,904	12,728
Mortgage-backed securities	17,141	30,250
Collateralized mortgage obligations	16,715	25,795
Total	$67,542	$68,773
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2021, we had the ability to borrow up to an additional $260,815, based on assets pledged as collateral. We had no investment securities that were restricted from being pledged for specific purposes.
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
The following is a summary of subordinated debt as of:

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
Subordinated debt, net of unamortized issuance costs	$29,136	3.66%	$—	—%

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
The following table provides information on derivatives related to variable rate borrowings as of December 31, 2020. There were no derivatives related to variable rate borrowings as of September 30, 2021 as the interest rate swap related to borrowings matured during the second quarter of 2021.

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Average number of common shares outstanding for basic calculation	7,932,227	7,966,811	7,948,578	7,945,762
Average potential effect of common shares in the Directors Plan (1)	94,828	144,472	103,816	151,040
Average potential effect of common shares in the RSP	17,517	—	12,858	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,044,572	8,111,283	8,065,252	8,096,802
Net income	$4,686	$4,357	$14,705	$11,608
Earnings per common share
Basic	$0.59	$0.55	$1.85	$1.46
Diluted	$0.58	$0.54	$1.82	$1.43
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
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended September 30, 2021
	Number of Shares	Fair Value
Balance, July 1, 2021	16,257	$334
Granted	3,866	84
Vested	—	—
Forfeited	—	—
Balance, September 30, 2021	20,123	$418

	Nine Months Ended September 30, 2021
	Number of Shares	Fair Value
Balance, January 1, 2021	4,658	$82
Granted	15,465	336
Vested	—	—
Forfeited	—	—
Balance, September 30, 2021	20,123	$418
Expense related to RSP awards was $33 and $58 for the three and nine-month periods ended September 30, 2021. There was no expense for the three and nine-month periods ended September 30, 2020. As of September 30, 2021, there was $346 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.95 years.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Audit, consulting, and legal fees	$665	$417	$1,553	$1,348
ATM and debit card fees	473	373	1,352	1,024
Marketing costs	236	209	683	677
Memberships and subscriptions	234	188	662	546
Loan underwriting fees	238	199	628	577
FDIC insurance premiums	169	159	529	459
Director fees	166	168	505	527
Donations and community relations	198	131	452	566
All other	475	690	1,665	2,122
Total other noninterest expenses	$2,854	$2,534	$8,029	$7,846

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Income taxes at statutory rate	$1,176	$1,069	$3,684	$2,752
Effect of nontaxable income
Interest income on tax exempt municipal securities	(143)	(176)	(474)	(570)
Earnings on corporate owned life insurance policies	(43)	(40)	(153)	(301)
Other	(9)	(4)	(22)	(12)
Total effect of nontaxable income	(195)	(220)	(649)	(883)
Effect of nondeductible expenses	11	7	23	14
Effect of tax credits	(76)	(122)	(220)	(388)
Federal income tax expense	$916	$734	$2,838	$1,495

Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2021				2020
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$8,469	$—	$(2,745)	$5,724	$11,139	$(77)	$(2,695)	$8,367
OCI before reclassifications	(1,690)	—	—	(1,690)	(66)	20	—	(46)
Tax effect	353	—	—	353	58	(4)		54
OCI, net of tax	(1,337)	—	—	(1,337)	(8)	16	—	8
Balance, September 30	$7,132	$—	$(2,745)	$4,387	$11,131	$(61)	$(2,695)	$8,375

	Nine Months Ended September 30
	2021				2020
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$10,485	$(42)	$(2,745)	$7,698	$4,612	$54	$(2,695)	$1,971
OCI before reclassifications	(4,247)	53	—	(4,194)	8,304	(145)	—	8,159
Amounts reclassified from AOCI	—	—	—	—	(71)	—	—	(71)
Subtotal	(4,247)	53	—	(4,194)	8,233	(145)	—	8,088
Tax effect	894	(11)	—	883	(1,714)	30	—	(1,684)
OCI, net of tax	(3,353)	42	—	(3,311)	6,519	(115)	—	6,404
Balance, September 30	$7,132	$—	$(2,745)	$4,387	$11,131	$(61)	$(2,695)	$8,375
Included in OCI for the three and nine-month periods ended September 30, 2021 and 2020 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(14)	$(1,676)	$(1,690)	$215	$(281)	$(66)
Tax effect	—	353	353	—	58	58
Unrealized gains (losses), net of tax	$(14)	$(1,323)	$(1,337)	$215	$(223)	$(8)

	Nine Months Ended September 30
	2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$9	$(4,256)	$(4,247)	$75	$8,229	$8,304
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(71)	(71)
Net unrealized gains (losses)	9	(4,256)	(4,247)	75	8,158	8,233
Tax effect	—	894	894	—	(1,714)	(1,714)
Unrealized gains (losses), net of tax	$9	$(3,362)	$(3,353)	$75	$6,444	$6,519

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

The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$22,848	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%

	December 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 50%	32%
Discounted value	$19,540	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	27%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$206,482	$206,482	$206,482	$—	$—
Mortgage loans AFS	818	837	—	837	—
Gross loans	1,248,558	1,247,792	—	—	1,247,792
Less allowance for loan and lease losses	9,093	9,093	—	—	9,093
Net loans	1,239,465	1,238,699	—	—	1,238,699
Accrued interest receivable	6,181	6,181	6,181	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,180	2,755	—	2,755	—
LIABILITIES
Deposits without stated maturities	1,377,223	1,377,223	1,377,223	—	—
Deposits with stated maturities	315,093	317,860	—	317,860	—
Federal funds purchased and repurchase agreements	67,519	67,509	—	67,509	—
FHLB advances	60,000	60,323	—	60,323	—
Subordinated debt, net of unamortized issuance costs	29,136	27,835	—	27,835	—
Accrued interest payable	304	304	304	—	—

	December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$246,640	$246,640	$246,640	$—	$—
Mortgage loans AFS	2,741	2,858	—	2,858	—
Gross loans	1,238,311	1,239,718	—	—	1,239,718
Less allowance for loan and lease losses	9,744	9,744	—	—	9,744
Net loans	1,228,567	1,229,974	—	—	1,229,974
Accrued interest receivable	6,882	6,882	6,882	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,308	2,480	—	2,480	—
LIABILITIES
Deposits without stated maturities	1,183,336	1,183,336	1,183,336	—	—
Deposits with stated maturities	382,981	389,455	—	389,455	—
Federal funds purchased and repurchase agreements	68,747	68,738	—	68,738	—
FHLB advances	90,000	91,512	—	91,512	—
Subordinated debt, net of unamortized issuance costs	—	—	—	—	—
Accrued interest payable	481	481	481	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$192,069	$—	$192,069	$—	$—	$—	$—	$—
States and political subdivisions	128,689	—	128,689	—	143,656	—	143,656	—
Auction rate money market preferred	3,246	—	3,246	—	3,237	—	3,237	—
Mortgage-backed securities	62,030	—	62,030	—	88,652	—	88,652	—
Collateralized mortgage obligations	100,767	—	100,767	—	101,983	—	101,983	—
Corporate	7,583	—	7,583	—	1,700	—	1,700	—
Total AFS securities	494,384	—	494,384	—	339,228	—	339,228	—
Derivative instruments	—	—	—	—	54	—	54	—
Nonrecurring items
Impaired loans (net of the ALLL)	22,848	—	—	22,848	19,540	—	—	19,540
OMSR	2,180	—	2,180	—	2,308	—	2,308	—
Total	$519,412	$—	$496,564	$22,848	$361,130	$—	$341,590	$19,540
Percent of assets and liabilities measured at fair value		—%	95.60%	4.40%		—%	94.59%	5.41%
We recorded an impairment related to OMSR of $0 and $316 through earnings for the nine-month period ended September 30, 2021 and 2020, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2021. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of September 30, 2021 and December 31, 2020 and for the three and nine-month periods ended September 30, 2021 and 2020, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2021	December 31 2020
ASSETS
Cash on deposit at the Bank	$25,844	$2,670
Investments in subsidiaries	176,212	166,096
Premises and equipment	1,492	1,529
Other assets	47,679	48,352
TOTAL ASSETS	$251,227	$218,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,136	$—
Other liabilities	449	59
Shareholders' equity	221,642	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,227	$218,647
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Income
Dividends from subsidiaries	$800	$2,600	$2,800	$6,200
Interest income	7	—	8	1
Other income	4	181	14	308
Total income	811	2,781	2,822	6,509
Expenses
Interest expense	266	3	349	4
Occupancy and equipment	16	15	49	45
Audit, consulting, and legal fees	187	119	440	426
Director fees	87	86	258	269
Other	277	279	852	881
Total expenses	833	502	1,948	1,625
Income before income tax benefit and equity in undistributed earnings of subsidiaries	(22)	2,279	874	4,884
Federal income tax benefit	172	67	403	276
Income before equity in undistributed earnings of subsidiaries	150	2,346	1,277	5,160
Undistributed earnings of subsidiaries	4,536	2,011	13,428	6,448
Net income	$4,686	$4,357	$14,705	$11,608

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2021	2020
Operating activities
Net income	$14,705	$11,608
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(13,428)	(6,448)
Undistributed earnings of equity securities without readily determinable fair values	—	(61)
Share-based payment awards under the Directors Plan	343	334
Share-based payment awards under the RSP	58	—
Amortization of subordinated debt issuance costs	30	—
Depreciation	38	34
Changes in operating assets and liabilities which provided (used) cash
Other assets	673	(236)
Other liabilities	390	19
Net cash provided by (used in) operating activities	2,809	5,250
Investing activities
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	29,106	—
Cash dividends paid on common stock	(6,369)	(6,386)
Proceeds from the issuance of common stock	1,196	3,274
Common stock repurchased	(2,699)	(1,619)
Common stock purchased for deferred compensation obligations	(869)	(1,252)
Net cash provided by (used in) financing activities	20,365	(5,983)
Increase (decrease) in cash and cash equivalents	23,174	(733)
Cash and cash equivalents at beginning of period	2,670	1,360
Cash and cash equivalents at end of period	$25,844	$627
Note 14 – Subsequent Events
On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as are properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and nine-month periods ended September 30, 2021 and 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2021, we reported net income of $4,686 and $14,705 and earnings per common share of $0.59 and $1.85, respectively. Net income and earnings per common share for the same periods of 2020 were $4,357 and $11,608 and $0.55 and $1.46, respectively. Net interest income increased by $2,424 for the nine-month period ended September 30, 2021 in comparison to the same period in 2020. While we had a reduction in gross interest income for the first nine months of 2021, SBA PPP loan fees helped offset that reduction. Developments leading to the decline included the lowering in interest rates, and a temporary pause in advances to mortgage brokers, resulting in a decrease in interest income of $2,698 for the first nine months of 2021 compared to the same period in 2020. Conversely, we benefited from lower interest rates and a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $5,122 for the nine-month period ended September 30, 2021 compared to the same period in 2020.
The provision for loan losses decreased by $2,008 for the nine-month period ended September 30, 2021 compared to the same period in 2020. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the provision. While these risk factors remain, credit quality has been strong during 2021. As of September 30, 2021, total past due and nonaccrual loans were $3,498, or 0.28% of gross loans. Additionally, during the first nine months of 2021, net loan charge-offs were low at $52. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first nine months of 2021.
Noninterest income decreased $90 during the first nine months of 2021 compared to the same period in 2020. While service charges and fees, a component of noninterest income, increased $800 when comparing results for the first nine months of 2021 as compared to the same period in 2020, 2020 also included an additional $723 related to gains from redemption of corporate owned life insurance policies. Noninterest expenses for the first nine months of 2021 declined $98 in comparison to the same period in 2020 and is a direct result of disciplined operating expense control.
As of September 30, 2021, total assets and assets under management were $2,082,701 and $2,859,877, respectively. Assets under management include loans sold and serviced of $285,392 and investment and trust assets managed by Isabella Wealth of $491,784, in addition to assets on our consolidated balance sheet. Loans outstanding as of September 30, 2021 totaled $1,248,558. Since December 31, 2020, PPP loans declined by $20,350 related to PPP loan forgiveness while residential mortgage loans increased $14,077, contributing to a net increase in gross loans of $10,247. Our securities portfolio increased $155,156 since December 31, 2020, predominantly due to purchases of treasury securities. Total deposits were $1,692,316 as of September 30, 2021, which was an increase of $125,999 since December 31, 2020. Increases in demand and savings deposits, largely as a result of SBA PPP and government stimulus funds, were the main drivers of the increase in deposits. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.85% and 2.87% for the three and nine months ended September 30, 2021, as compared to 2.89% and 2.93% for the three and nine months ended September 30, 2020. Management implemented strategic programs focused on improving our net yield on interest earning assets, which includes enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment plus the elevated cash position has had a negative impact on the yield of interest earning assets and future improvements may be gradual. We are committed to increasing earnings and shareholder value through growth in our loan portfolio while maintaining strong underwriting standards, growth in our wealth management services, managing operating costs and increasing our market share within our geographical footprint.

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
The CARES Act, an unprecedented federal government support program, was enacted on March 27, 2020 in response to the COVID-19 pandemic.  It is a $2 trillion stimulus package intended to provide financial relief across the country. The CARES Act included the PPP, which enabled businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted beginning on April 3, 2020.  During 2020, we facilitated more than 950 SBA PPP loans for a total of $99,459 and had the opportunity to continue providing funding in 2021 under an additional government stimulus program. During the 2021, we funded 845 SBA PPP loans for a total of $54,551 under this additional government stimulus program. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP. The capital rule was issued April 9, 2020, with an immediate effective date.
Since 2020, many customers have expressed their general concern about the uncertain economic conditions, but it is still premature to reasonably predict the magnitude of the impact. One measure we deployed to assist our customers included changes to service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to remove select deposit account charges and fees and temporarily waive others to ease the financial stress on our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief. Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans. As of September 30, 2021, we had active loan payment deferrals totaling $20,291, or 1.6% of gross loans.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, short-term loan modifications meeting this criteria were not categorized as TDR as of September 30, 2021. These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.
In response to the COVID-19 pandemic, we temporarily closed branch lobbies, modified staffing levels, and enabled employees to work remotely during most of 2020 and into 2021. While branch operations and staffing levels have generally resumed to normal, the extent to which COVID-19 impacts our business will depend on future developments, which remain highly uncertain and cannot be predicted with any accuracy. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain the virus and variants to the virus and the impact of actions taken in response, including the distribution of effective vaccines and success in vaccination rates. Uncertainty created by the pandemic is pervasive, and continues to impact our operations, customers, and various areas of risk. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Subordinated Debt Issuance: On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Notes”) to various institutional investors (the “Offering”). The price for the Notes was 100% of the principal amount of the Notes. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. We intend to utilize the net proceeds from the Offering for general corporate purposes, including potential repurchases of common stock and/or merger and acquisition activity. The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. Any such redemption will be at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest. The Notes are not subject to redemption at the option of the holders.

Reclassifications
Certain amounts reported in the interim 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.
Subsequent Events
On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as are properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.
We evaluated subsequent events after September 30, 2021 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events, with the exception of the tender offer, require financial statement recognition or disclosure between September 30, 2021 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
INCOME STATEMENT DATA
Interest income	$15,142	$14,640	$15,290	$16,402	$15,700
Interest expense	1,829	1,927	2,089	2,858	3,203
Net interest income	13,313	12,713	13,201	13,544	12,497
Provision for loan losses	(107)	31	(523)	256	516
Noninterest income	3,367	3,315	3,532	4,119	4,060
Noninterest expenses	11,185	10,495	10,817	18,638	10,950
Federal income tax expense (benefit)	916	881	1,041	(508)	734
Net income (loss)	$4,686	$4,621	$5,398	$(723)	$4,357
PER SHARE
Basic earnings (loss)	$0.59	$0.58	$0.68	$(0.10)	$0.55
Diluted earnings (loss)	$0.58	$0.57	$0.67	$(0.10)	$0.54
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$21.87	$21.73	$21.35	$21.29	$21.75
Quoted market value
High	$26.74	$23.90	$22.50	$21.95	$19.00
Low	$22.55	$21.00	$19.45	$15.73	$15.75
Close (1)	$26.03	$23.00	$21.75	$19.57	$16.74
Common shares outstanding (1)	7,926,610	7,946,658	7,958,883	7,997,247	8,007,901
PERFORMANCE RATIOS
Return on average total assets	0.91%	0.91%	1.09%	(0.15)%	0.90%
Return on average shareholders' equity	8.35%	8.35%	9.78%	(1.30)%	7.78%
Return on average tangible shareholders' equity	10.65%	10.69%	12.53%	(1.63)%	9.93%
Net interest margin yield (FTE)	2.85%	2.79%	2.98%	3.04%	2.89%
BALANCE SHEET DATA (1)
Gross loans	$1,248,558	$1,206,663	$1,195,918	$1,238,311	$1,303,308
AFS securities	$494,384	$448,454	$367,324	$339,228	$363,054
Total assets	$2,082,701	$2,031,407	$2,015,432	$1,957,378	$1,971,697
Deposits	$1,692,316	$1,636,506	$1,643,581	$1,566,317	$1,495,095
Borrowed funds	$156,655	$161,395	$141,967	$158,747	$238,349
Shareholders' equity	$221,642	$220,990	$218,282	$218,588	$222,545
Gross loans to deposits	73.78%	73.73%	72.76%	79.06%	87.17%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$285,392	$290,033	$298,514	$301,377	$289,524
Assets managed by Isabella Wealth	$491,784	$493,287	$454,459	$443,967	$403,730
Total assets under management	$2,859,877	$2,814,727	$2,768,405	$2,702,722	$2,664,951
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.25%	0.28%	0.38%	0.43%	0.38%
Nonperforming assets to total assets	0.18%	0.19%	0.26%	0.31%	0.30%
ALLL to gross loans	0.73%	0.78%	0.78%	0.79%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.64%	10.88%	10.83%	11.17%	11.29%
Tier 1 leverage	8.37%	8.46%	8.56%	8.37%	8.76%
Common equity tier 1 capital	13.07%	13.81%	13.77%	12.97%	12.90%
Tier 1 risk-based capital	13.07%	13.81%	13.77%	12.97%	12.90%
Total risk-based capital	16.03%	17.00%	14.54%	13.75%	13.64%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine-month periods ended:

	September 30 2021	September 30 2020	September 30 2019
INCOME STATEMENT DATA
Interest income	$45,072	$47,770	$50,457
Interest expense	5,845	10,967	13,369
Net interest income	39,227	36,803	37,088
Provision for loan losses	(599)	1,409	48
Noninterest income	10,214	10,304	8,764
Noninterest expenses	32,497	32,595	32,158
Federal income tax expense	2,838	1,495	1,520
Net income	$14,705	$11,608	$12,126
PER SHARE
Basic earnings	$1.85	$1.46	$1.53
Diluted earnings	$1.82	$1.43	$1.50
Dividends	$0.81	$0.81	$0.78
Tangible book value	$21.87	$21.75	$20.66
Quoted market value
High	$26.74	$24.50	$24.50
Low	$19.45	$15.60	$22.01
Close (1)	$26.03	$16.74	$22.30
Common shares outstanding (1)	7,926,610	8,007,901	7,938,234
PERFORMANCE RATIOS
Return on average total assets	0.97%	0.82%	0.89%
Return on average shareholders' equity	8.82%	7.04%	7.85%
Return on average tangible shareholders' equity	11.28%	9.05%	10.29%
Net interest margin yield (FTE)	2.87%	2.93%	3.07%
BALANCE SHEET DATA (1)
Gross loans	$1,248,558	$1,303,308	$1,191,804
AFS securities	$494,384	$363,054	$445,529
Total assets	$2,082,701	$1,971,697	$1,813,684
Deposits	$1,692,316	$1,495,095	$1,308,773
Borrowed funds	$156,655	$238,349	$277,386
Shareholders' equity	$221,642	$222,545	$212,376
Gross loans to deposits	73.78%	87.17%	91.06%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$285,392	$289,524	$258,873
Assets managed by Isabella Wealth	$491,784	$403,730	$475,574
Total assets under management	$2,859,877	$2,664,951	$2,548,131
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.25%	0.38%	0.59%
Nonperforming assets to total assets	0.18%	0.30%	0.42%
ALLL to gross loans	0.73%	0.73%	0.69%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.64%	11.29%	11.71%
Tier 1 leverage	8.37%	8.76%	9.16%
Common equity tier 1 capital	13.07%	12.90%	12.58%
Tier 1 risk-based capital	13.07%	12.90%	12.58%
Total risk-based capital	16.03%	13.64%	13.21%
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

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,203,468	$13,033	4.33%	$1,200,998	$12,504	4.16%	$1,275,297	$13,554	4.25%
Taxable investment securities	332,056	1,224	1.47%	281,245	1,140	1.62%	223,119	1,071	1.92%
Nontaxable investment securities	113,857	1,035	3.64%	122,514	1,117	3.65%	135,168	1,238	3.66%
Fed funds sold	4	—	0.02%	3	—	0.01%	—	—	—%
Other	262,023	160	0.24%	265,227	193	0.29%	140,042	164	0.47%
Total earning assets	1,911,408	15,452	3.23%	1,869,987	14,954	3.20%	1,773,626	16,027	3.61%
NONEARNING ASSETS
Allowance for loan losses	(9,361)			(9,326)			(8,996)
Cash and demand deposits due from banks	30,120			28,629			29,311
Premises and equipment	24,540			24,826			25,627
Accrued income and other assets	109,750			106,780			122,279
Total assets	$2,066,457			$2,020,896			$1,941,847
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$366,345	$46	0.05%	$330,586	$45	0.05%	$277,695	$94	0.14%
Savings deposits	565,814	161	0.11%	550,145	149	0.11%	462,867	173	0.15%
Time deposits	323,322	1,044	1.29%	347,155	1,250	1.44%	375,916	1,729	1.84%
Federal funds purchased and repurchase agreements	62,790	13	0.08%	52,239	11	0.08%	30,583	7	0.09%
FHLB advances	62,718	299	1.91%	84,725	389	1.84%	205,000	1,200	2.34%
Subordinated debt, net of unamortized issuance costs	29,124	266	3.65%	9,551	83	3.48%	—	—	—%
Total interest bearing liabilities	1,410,113	1,829	0.52%	1,374,401	1,927	0.56%	1,352,061	3,203	0.95%
NONINTEREST BEARING LIABILITIES
Demand deposits	419,017			412,600			349,212
Other	12,826			12,478			16,441
Shareholders’ equity	224,501			221,417			224,133
Total liabilities and shareholders’ equity	$2,066,457			$2,020,896			$1,941,847
Net interest income (FTE)		$13,623			$13,027			$12,824
Net yield on interest earning assets (FTE)			2.85%			2.79%			2.89%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,202,060	$38,634	4.29%	$1,228,579	$40,105	4.35%
Taxable investment securities	268,435	3,529	1.75%	237,509	3,912	2.20%
Nontaxable investment securities	122,675	3,346	3.64%	142,893	3,989	3.72%
Fed funds sold	3	—	0.01%	4	—	0.07%
Other	273,997	516	0.25%	114,108	803	0.94%
Total earning assets	1,867,170	46,025	3.29%	1,723,093	48,809	3.78%
NONEARNING ASSETS
Allowance for loan losses	(9,502)			(8,580)
Cash and demand deposits due from banks	29,236			23,772
Premises and equipment	24,836			25,911
Accrued income and other assets	109,835			117,852
Total assets	$2,021,575			$1,882,048
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$337,561	$168	0.07%	$254,283	$263	0.14%
Savings deposits	549,213	459	0.11%	445,702	1,064	0.32%
Time deposits	345,960	3,736	1.44%	389,375	5,707	1.95%
Federal funds purchased and repurchase agreements	56,424	40	0.09%	30,847	22	0.10%
FHLB advances	79,048	1,093	1.84%	222,445	3,911	2.34%
Subordinated debt, net of unamortized issuance costs	12,907	349	3.61%	—	—	—%
Total interest bearing liabilities	1,381,113	5,845	0.56%	1,342,652	10,967	1.09%
NONINTEREST BEARING LIABILITIES
Demand deposits	405,046			304,322
Other	13,144			15,314
Shareholders’ equity	222,272			219,760
Total liabilities and shareholders’ equity	$2,021,575			$1,882,048
Net interest income (FTE)		$40,180			$37,842
Net yield on interest earning assets (FTE)			2.87%			2.93%
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

	Three Months Ended September 30, 2021 Compared to June 30, 2021 Increase (Decrease) Due to			Three Months Ended September 30, 2021 Compared to September 30, 2020 Increase (Decrease) Due to			Nine Months Ended September 30, 2021 Compared to September 30, 2020 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$26	$503	$529	$(774)	$253	$(521)	$(858)	$(613)	$(1,471)
Taxable investment securities	194	(110)	84	441	(288)	153	469	(852)	(383)
Nontaxable investment securities	(79)	(3)	(82)	(194)	(9)	(203)	(553)	(90)	(643)
Other	(2)	(31)	(33)	99	(103)	(4)	584	(871)	(287)
Total changes in interest income	139	359	498	(428)	(147)	(575)	(358)	(2,426)	(2,784)
Changes in interest expense
Interest bearing demand deposits	5	(4)	1	24	(72)	(48)	69	(164)	(95)
Savings deposits	4	8	12	34	(46)	(12)	205	(810)	(605)
Time deposits	(82)	(124)	(206)	(219)	(466)	(685)	(586)	(1,385)	(1,971)
Federal funds purchased and repurchase agreements	2	—	2	7	(1)	6	18	—	18
FHLB advances	(104)	14	(90)	(711)	(190)	(901)	(2,117)	(701)	(2,818)
Subordinated debt, net of unamortized issuance costs	179	4	183	266	—	266	349	—	349
Total changes in interest expense	4	(102)	(98)	(599)	(775)	(1,374)	(2,062)	(3,060)	(5,122)
Net change in interest margin (FTE)	$135	$461	$596	$171	$628	$799	$1,704	$634	$2,338
The continuing low interest rate environment continues to place pressure on our net interest margin. SBA PPP fee income has been the primary driver of recent increases in our net yield on interest earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual.

	Average Yield / Rate for the Three-Month Periods Ended:
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Total earning assets	3.23%	3.20%	3.43%	3.66%	3.61%
Total interest bearing liabilities	0.52%	0.56%	0.62%	0.83%	0.95%
Net yield on interest earning assets (FTE)	2.85%	2.79%	2.98%	3.04%	2.89%

	Quarter to Date Net Interest Income (FTE)
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Total interest income (FTE)	$15,452	$14,954	$15,619	$16,722	$16,027
Total interest expense	1,829	1,927	2,089	2,858	3,203
Net interest income (FTE)	$13,623	$13,027	$13,530	$13,864	$12,824

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
ALLL at beginning of period	$9,360	$8,877	$9,744	$7,939
Charge-offs
Commercial	1	2	32	7
Agricultural	77	—	77	22
Residential real estate	—	13	—	28
Consumer	168	31	349	213
Total charge-offs	246	46	458	270
Recoveries
Commercial	22	81	121	133
Agricultural	1	2	6	37
Residential real estate	29	36	132	102
Consumer	34	40	147	156
Total recoveries	86	159	406	428
Net loan charge-offs (recoveries)	160	(113)	52	(158)
Provision for loan losses	(107)	516	(599)	1,409
ALLL at end of period	$9,093	$9,506	$9,093	$9,506
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	(0.01)%	—%	(0.01)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Total charge-offs	$246	$53	$159	$111	$46
Total recoveries	86	111	209	93	159
Net loan charge-offs (recoveries)	160	(58)	(50)	18	(113)
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	—%	—%	—%	(0.01)%
Provision for loan losses	$(107)	$31	$(523)	$256	$516
Provision for loan losses to average loans outstanding	(0.01)%	—%	(0.04)%	0.02%	0.04%
ALLL	$9,093	$9,360	$9,271	$9,744	$9,506
ALLL as a % of loans at end of period	0.73%	0.78%	0.78%	0.79%	0.73%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during the first nine months of 2021.

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
The following table illustrates the two main components of the ALLL as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
ALLL
Individually evaluated for impairment	$583	$1,201	$1,380	$911	$869
Collectively evaluated for impairment	8,510	8,159	7,891	8,833	8,637
Total	$9,093	$9,360	$9,271	$9,744	$9,506
ALLL to gross loans
Individually evaluated for impairment	0.05%	0.10%	0.12%	0.07%	0.07%
Collectively evaluated for impairment	0.68%	0.68%	0.66%	0.72%	0.66%
Total	0.73%	0.78%	0.78%	0.79%	0.73%
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

	Total Past Due and Nonaccrual Loans
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Commercial	$345	$513	$1,434	$2,148	$2,082
Agricultural	2,860	3,014	3,051	3,786	3,903
Residential real estate	268	277	1,344	3,580	1,160
Consumer	25	109	34	96	72
Total	$3,498	$3,913	$5,863	$9,610	$7,217
Total past due and nonaccrual loans to gross loans	0.28%	0.32%	0.49%	0.78%	0.55%
Loans past due and in nonaccrual status continued to decline during the third quarter of 2021 as a result of increased credit quality. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of September 30, 2021 or December 31, 2020.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended September 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2021	101	$26,785	8	$2,562	109	$29,347
Principal advances (payments)	—	(235)	—	(28)	—	(263)
Loans paid off	(3)	(402)	—	—	(3)	(402)
Transfers to accrual status	1	41	(1)	(41)	—	—
September 30, 2021	99	$26,189	7	$2,493	106	$28,682

	Nine Months Ended September 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(1,073)	—	(235)	—	(1,308)
Loans paid off	(20)	(3,413)	—	—	(20)	(3,413)
Transfers to accrual status	1	41	(1)	(41)	—	—
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
September 30, 2021	99	$26,189	7	$2,493	106	$28,682

	Three Months Ended September 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2020	111	$20,589	5	$2,596	116	$23,185
New modifications	3	3,630	1	110	4	3,740
Principal advances (payments)	—	(206)	—	(9)	—	(215)
Loans paid off	(7)	(756)	—	—	(7)	(756)
September 30, 2020	107	$23,257	6	$2,697	113	$25,954

	Nine Months Ended September 30, 2020
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	10	6,554	2	603	12	7,157
Principal advances (payments)	—	(1,280)	—	(139)	—	(1,419)
Loans paid off	(26)	(3,315)	(2)	(850)	(28)	(4,165)
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
September 30, 2020	107	$23,257	6	$2,697	113	$25,954
The following table summarizes our TDRs as of:

	September 30, 2021			December 31, 2020
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$26,095	$2,471	$28,566	$22,017	$2,421	$24,438	$4,128
Past due 30-59 days	45	—	45	183	—	183	(138)
Past due 60-89 days	49	—	49	—	—	—	49
Past due 90 days or more	—	22	22	—	309	309	(287)
Total	$26,189	$2,493	$28,682	$22,200	$2,730	$24,930	$3,752
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$8,085	$8,339	$13	$4,915	$5,169	$79
Commercial other	3,345	3,345	8	3,567	3,567	5
Agricultural real estate	9,457	9,457	—	9,667	9,667	54
Agricultural other	4,701	4,701	—	2,903	2,903	2
Residential real estate senior liens	3,094	3,250	500	3,878	4,073	692
Total TDRs	28,682	29,092	521	24,930	25,379	832
Other impaired loans
Commercial real estate	133	195	—	139	201	—
Commercial other	—	—	—	1,200	1,200	—
Agricultural real estate	357	357	—	1,008	1,058	—
Agricultural other	108	108	—	218	218	—
Residential real estate senior liens	388	504	62	441	588	79
Total other impaired loans	986	1,164	62	3,006	3,265	79
Total impaired loans	$29,668	$30,256	$583	$27,936	$28,644	$911
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Nonaccrual status loans	$3,077	$3,329	$4,532	$5,313	$4,946
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	3,077	3,329	4,532	5,313	4,946
Foreclosed assets	348	365	384	527	651
Debt securities	230	230	230	230	230
Total nonperforming assets	$3,655	$3,924	$5,146	$6,070	$5,827
Nonperforming loans as a % of total loans	0.25%	0.28%	0.38%	0.43%	0.38%
Nonperforming assets as a % of total assets	0.18%	0.19%	0.26%	0.31%	0.30%
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
The following table summarizes nonaccrual loans as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Commercial	$161	$182	$1,328	$1,329	$1,364
Agricultural	2,811	3,014	3,051	3,785	3,538
Residential real estate	105	133	153	199	44
Total	$3,077	$3,329	$4,532	$5,313	$4,946
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Commercial	$146	$159	$127	$129	$134
Agricultural	2,347	2,362	2,399	2,559	2,563
Residential real estate	—	41	42	42	—
Total	$2,493	$2,562	$2,568	$2,730	$2,697
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2021	2020	$	%
Service charges and fees
ATM and debit card fees	$1,156	$1,003	$153	15.25%
Service charges and fees on deposit accounts	601	436	165	37.84%
Freddie Mac servicing fee	177	162	15	9.26%
Net OMSR income (loss)	(28)	271	(299)	(110.33)%
Other fees for customer services	58	78	(20)	(25.64)%
Total service charges and fees	1,964	1,950	14	0.72%
Wealth management fees	772	649	123	18.95%
Net gain on sale of mortgage loans	339	1,036	(697)	(67.28)%
Earnings on corporate owned life insurance policies	201	187	14	7.49%
Other
Net income (loss) on joint venture investment	—	181	(181)	(100.00)%
All other	91	57	34	59.65%
Total other	91	238	(147)	(61.76)%
Total noninterest income	$3,367	$4,060	$(693)	(17.07)%

	Nine Months Ended September 30
			Change
	2021	2020	$	%
Service charges and fees
ATM and debit card fees	$3,282	$2,680	$602	22.46%
Service charges and fees on deposit accounts	1,518	1,373	145	10.56%
Freddie Mac servicing fee	572	476	96	20.17%
Net OMSR income (loss)	(128)	(79)	(49)	(62.03)%
Other fees for customer services	245	239	6	2.51%
Total service charges and fees	5,489	4,689	800	17.06%
Wealth management fees	2,274	1,877	397	21.15%
Net gain on sale of mortgage loans	1,459	1,653	(194)	(11.74)%
Earnings on corporate owned life insurance policies	577	558	19	3.41%
Gains from redemption of corporate owned life insurance policies	150	873	(723)	(82.82)%
Other
Net income (loss) on joint venture investment	—	308	(308)	(100.00)%
All other	265	346	(81)	(23.41)%
Total other	265	654	(389)	(59.48)%
Total noninterest income	$10,214	$10,304	$(90)	(0.87)%
ATM and debit card fees fluctuate from period to period based primarily on their usage. The usage of ATM and debit cards has increased during 2021 and this trend is expected to continue during the remainder of 2021. As such, we anticipate fees during the remainder of 2021 will continue to increase as a result of usage.
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to the COVID-19 pandemic, which led to an increase in the need for electronic services and products, we elected to remove select deposit account related charges and fees and temporarily waive some charges and fees to ease the financial stress of our customers. Despite some fees being removed, fee income has increased during 2021 but has yet to reach pre-pandemic levels. As such, service charges and fees during the remainder of 2021 are expected to exceed 2020 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates during the first quarter of 2020, were the primary driver of the losses recognized during the first nine months of 2020. During 2021, the volume of loans serviced decreased, which decreases the value of the servicing rights, and the prepayment speeds increased. Both of these factors have contributed to the recognition of a loss during 2021. OMSR income during the remainder of 2021 may continue to experience fluctuations and could vary from 2020 levels.
The increase in wealth management fees in the first nine months of 2021 was driven by a combination of the growth in the stock market and increased new business activity in comparison to the same period last year. Wealth management fees during the remainder of 2021 is expected to exceed 2020 levels.
Net gain on sale of mortgage loans fluctuates as the result of a change in the amount of loans sold, loan pricing and interest rates. The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during most of 2020 and into 2021 which led to an increase in the number and dollar amount of loans sold. As such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold. As demand is expected to slow during the remainder of 2021, net gain on sale of mortgage loans is not expected to exceed 2020 levels.
We recognized gains during the first nine months of 2021 and 2020 from the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.
We sold our membership interest in our joint venture investment in Corporate Settlement Solutions, LLC during the fourth quarter of 2020.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2021	2020	$	%
Compensation and benefits	$6,116	$6,101	$15	0.25%
Furniture and equipment	1,349	1,426	(77)	(5.40)%
Occupancy	866	889	(23)	(2.59)%
Other
Audit, consulting, and legal fees	665	417	248	59.47%
ATM and debit card fees	473	373	100	26.81%
Marketing costs	236	209	27	12.92%
Memberships and subscriptions	234	188	46	24.47%
Loan underwriting fees	238	199	39	19.60%
FDIC insurance premiums	169	159	10	6.29%
Director fees	166	168	(2)	(1.19)%
Donations and community relations	198	131	67	51.15%
All other	475	690	(215)	(31.16)%
Total other noninterest expenses	2,854	2,534	320	12.63%
Total noninterest expenses	$11,185	$10,950	$235	2.15%

	Nine Months Ended September 30
			Change
	2021	2020	$	%
Compensation and benefits	$17,693	$17,763	$(70)	(0.39)%
Furniture and equipment	4,049	4,318	(269)	(6.23)%
Occupancy	2,726	2,668	58	2.17%
Other
Audit, consulting, and legal fees	1,553	1,348	205	15.21%
ATM and debit card fees	1,352	1,024	328	32.03%
Marketing costs	683	677	6	0.89%
Memberships and subscriptions	662	546	116	21.25%
Loan underwriting fees	628	577	51	8.84%
FDIC insurance premiums	529	459	70	15.25%
Director fees	505	527	(22)	(4.17)%
Donations and community relations	452	566	(114)	(20.14)%
All other	1,665	2,122	(457)	(21.54)%
Total other noninterest expenses	8,029	7,846	183	2.33%
Total noninterest expenses	$32,497	$32,595	$(98)	(0.30)%
We have experienced increased usage of ATM and debit cards which has resulted in increased income and also increased ATM and debit card expenses. Based on the anticipated continuation of increased ATM and debit card usage, expenses during the remainder of 2021 are anticipated to exceed 2020 levels.
Donations and community relations increased during 2020 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve which includes an expanded footprint. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. While government restrictions and temporary business closures related to COVID-19 impacted our ability to maintain the level of support in the first quarter of 2021, we have since increased the level of community support during the second and third quarters of 2021.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	September 30 2021	December 31 2020	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$206,482	$246,640	$(40,158)	(16.28)%
AFS securities
Amortized cost of AFS securities	485,369	325,966	159,403	48.90%
Unrealized gains (losses) on AFS securities	9,015	13,262	(4,247)	(32.02)%
AFS securities	494,384	339,228	155,156	45.74%
Mortgage loans AFS	818	2,741	(1,923)	(70.16)%
Loans
Gross loans	1,248,558	1,238,311	10,247	0.83%
Less allowance for loan and lease losses	9,093	9,744	(651)	(6.68)%
Net loans	1,239,465	1,228,567	10,898	0.89%
Premises and equipment	24,569	25,140	(571)	(2.27)%
Corporate owned life insurance policies	32,690	28,292	4,398	15.55%
Equity securities without readily determinable fair values	17,383	17,383	—	—%
Goodwill and other intangible assets	48,309	48,331	(22)	(0.05)%
Accrued interest receivable and other assets	18,601	21,056	(2,455)	(11.66)%
TOTAL ASSETS	$2,082,701	$1,957,378	$125,323	6.40%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,692,316	$1,566,317	$125,999	8.04%
Borrowed funds	156,655	158,747	(2,092)	(1.32)%
Accrued interest payable and other liabilities	12,088	13,726	(1,638)	(11.93)%
Total liabilities	1,861,059	1,738,790	122,269	7.03%
Shareholders’ equity	221,642	218,588	3,054	1.40%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,082,701	$1,957,378	$125,323	6.40%
As shown above, total assets increased $125,323 from December 31, 2020, driven primarily by an increase in AFS securities. Purchases of AFS securities during 2021 totaled $240,079 and were partially funded by a $125,999 increase in customer deposits. We experienced a $10,247 increase in loans during the first nine months of 2021 which was largely driven by an increase in residential mortgages.
The following table outlines the changes in loan balances:

	September 30 2021	December 31 2020	$ Change	% Change (unannualized)
Commercial	$757,993	$756,686	$1,307	0.17%
Agricultural	93,782	100,461	(6,679)	(6.65)%
Residential real estate	321,620	307,543	14,077	4.58%
Consumer	75,163	73,621	1,542	2.09%
Total	$1,248,558	$1,238,311	$10,247	0.83%

The following table displays loan balances as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Commercial	$757,993	$723,888	$725,540	$756,686	$821,102
Agricultural	93,782	95,197	91,629	100,461	102,263
Residential real estate	321,620	312,567	305,909	307,543	304,559
Consumer	75,163	75,011	72,840	73,621	75,384
Total	$1,248,558	$1,206,663	$1,195,918	$1,238,311	$1,303,308
Loan demand has been negatively impacted by the strong competition for new commercial loan opportunities while some customers hesitated to borrow due to the pandemic. Advances to mortgage brokers, within the commercial loan portfolio, was the driver behind the decline during 2021 as participation in this mortgage purchase program halted during most of 2021. At the end of the third quarter, activity with mortgage brokers resumed and contributed to the growth in the commercial portfolio. While we've recently experienced an increase in commercial loan demand, forgiveness of the remaining SBA PPP loans could lead to a decline in the commercial loan portfolio during the remainder of 2021. Agricultural loans have declined over the last year due to the competitive lending environment. Residential mortgage lending activities have increased since mid-2020 as interest rates declined. Growth is expected to continue in both the residential mortgage and consumer loan portfolios during the remainder of 2021.
The following table outlines the changes in deposit balances:

	September 30 2021	December 31 2020	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$430,950	$375,395	$55,555	14.80%
Interest bearing demand deposits	374,137	302,444	71,693	23.70%
Savings deposits	572,136	505,497	66,639	13.18%
Certificates of deposit	312,027	358,165	(46,138)	(12.88)%
Brokered certificates of deposit	—	14,029	(14,029)	(100.00)%
Internet certificates of deposit	3,066	10,787	(7,721)	(71.58)%
Total	$1,692,316	$1,566,317	$125,999	8.04%
The following table displays deposit balances as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
Noninterest bearing demand deposits	$430,950	$428,410	$404,710	$375,395	$353,082
Interest bearing demand deposits	374,137	326,971	328,440	302,444	287,809
Savings deposits	572,136	549,134	555,688	505,497	474,483
Certificates of deposit	312,027	326,214	331,413	358,165	354,210
Brokered certificates of deposit	—	—	14,029	14,029	14,029
Internet certificates of deposit	3,066	5,777	9,301	10,787	11,482
Total	$1,692,316	$1,636,506	$1,643,581	$1,566,317	$1,495,095
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during 2021 as the financial markets continue to exhibit significant signs of instability. Additionally, government stimulus programs have driven growth in deposits. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment with customers moving their funds into demand and savings accounts. Brokered certificates of deposit offer another source of funding and may fluctuate from period to period based on our funding needs, including changes in assets such as loans and investments. During 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit. This trend continued in 2021 as we paid off the remaining balance of brokered deposits as they matured. This is expected to continue with other higher-cost deposits during the remainder of 2021.

The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include providing earnings and liquidity while managing our overall exposure to changes in interest rates. Over the last two years, the flat yield curve encouraged the use of excess funds to reduce higher-cost borrowings as opposed to investing in AFS securities. However, based on balance sheet strategies, excess funds above what is required to retire future maturities of higher-cost funding sources was prudently deployed to purchase of AFS securities in future periods.
The following table displays fair values of AFS securities as of:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
U.S. Treasury	$192,069	$132,593	$29,371	$—	$—
States and political subdivisions	128,689	130,960	140,329	143,656	148,401
Auction rate money market preferred	3,246	3,260	3,224	3,237	3,194
Mortgage-backed securities	62,030	68,155	75,835	88,652	104,165
Collateralized mortgage obligations	100,767	109,294	116,865	101,983	107,294
Corporate	7,583	4,192	1,700	1,700	—
Total	$494,384	$448,454	$367,324	$339,228	$363,054
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

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
FHLB advances	$60,000	$70,000	$90,000	$90,000	$205,000
Securities sold under agreements to repurchase without stated maturity dates	67,519	62,274	51,967	68,747	33,349
Subordinated debt, net of unamortized issuance costs	29,136	29,121	—	—	—
Total	$156,655	$161,395	$141,967	$158,747	$238,349
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 52,523 shares or $1,196 of common stock during the first nine months of 2021, as compared to 184,144 shares or $3,274 of common stock during the same period in 2020. In early 2021, we implemented a change to our dividend reinvestment plan which impacted the volume of shares issued. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $343 and $334 during the nine-month periods ended September 30, 2021 and 2020, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $58 during the first nine months of 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 123,160 shares or $2,699 of common stock during the first nine months of 2021 and 87,047 shares or $1,619 during the first nine months of 2020. As of September 30, 2021, we were authorized to repurchase up to an additional 479,796 shares of common stock.
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

	September 30, 2021			December 31, 2020
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	13.07%	7.00%	6.50%	12.97%	7.00%	6.50%
Tier 1 capital	13.07%	8.50%	8.00%	12.97%	8.50%	8.00%
Total capital	16.03%	10.50%	10.00%	13.75%	10.50%	10.00%
Tier 1 leverage	8.37%	4.00%	5.00%	8.37%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At September 30, 2021, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $584,135 or 28.05% of assets as of September 30, 2021, compared to $444,051 or 22.69% as of December 31, 2020. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances,

FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2021, we had available lines of credit of $260,815.
Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at September 30, 2021, which is illustrated in the following table:

September 30 2021
Total cash and cash equivalents	$206,482
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	151,581
FRB Discount Window	11,234
Other lines of credit	5,000
Total available lines of credit	260,815
Unencumbered lendable value of FRB collateral, estimated[1]	340,000
Total cash and liquidity	$807,297
(1)Includes estimated unencumbered lendable value of FHLB collateral of $270,000
The following table summarizes our sources and uses of cash for the nine-month period ended September 30:

	2021	2020	$ Variance
Net cash provided by (used in) operating activities	$21,163	$10,936	$10,227
Net cash provided by (used in) investing activities	(176,457)	(43,370)	(133,087)
Net cash provided by (used in) financing activities	115,136	137,611	(22,475)
Increase (decrease) in cash and cash equivalents	(40,158)	105,177	(145,335)
Cash and cash equivalents January 1	246,640	60,572	186,068
Cash and cash equivalents September 30	$206,482	$165,749	$40,733
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
Our primary market risk exposures related to the COVID-19 pandemic remain uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. The SBA PPP loan is a newer instrument and has payment characteristics that could create uncertainty in our assumptions. Customer deposit levels may experience unusual fluctuations due to government support programs, customer and business needs, and general money supply. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of the crisis continues to reveal itself.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended September 30, 2021, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				515,476
July 1 - 31	1,847	$23.28	1,847	513,629
August 1 - 31	31,551	23.33	31,551	482,078
September 1 - 30	2,282	26.29	2,282	479,796
Balance, September 30	35,680	$23.51	35,680	479,796
On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as are properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.
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

Isabella Bank Corporation

Date:	October 28, 2021	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2021	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)