Form 10-K
period 2021-12-31
ISABELLA BANK Corp
filed 2022-03-15
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Common Stock - No Par Value
(Title of Class)
Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $165,938,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,534,136 as of March 11, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2022 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 25, 2022.

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
As of December 31, 2021, we had 330 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31.1 and 31.2 to this Form 10-K for such certification of consolidated financial statements and other information for this 2021 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
The COVID-19 pandemic may adversely affect our business
Unexpected and unprecedented changes have occurred during 2020 and 2021 as the result of COVID-19.  The World Health Organization has declared the situation a global pandemic. The pandemic created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.
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
Operational risk
Operational risk is the risk of loss resulting from failed or inadequate internal processes, staffing, information technology systems, or external events. These factors may lead to reputation risk and transaction risk. Reputation risk is managed by developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting our safety and soundness. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(Dollars in thousands except per share amounts)
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,532,641 shares are issued and outstanding as of December 31, 2021. As of that date, there were 2,800 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2021
First Quarter	179,524	$19.45	$22.50
Second Quarter	134,955	21.00	23.90
Third Quarter	356,226	22.55	26.74
Fourth Quarter	130,486	24.75	29.00
	801,191
2020
First Quarter	225,103	$16.00	$24.50
Second Quarter	92,068	15.60	19.50
Third Quarter	158,506	15.75	19.00
Fourth Quarter	342,179	15.73	21.95
	817,856
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2021	2020
First Quarter	$0.27	$0.27
Second Quarter	0.27	0.27
Third Quarter	0.27	0.27
Fourth Quarter	0.27	0.27
Total	$1.08	$1.08
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three-month period ended December 31, 2021, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				479,796
October 1 - 31	4,772	$26.40	4,772	475,024
November 1 - 30	5,951	27.22	5,951	469,073
December 1 - 31	1,582	27.18	1,582	467,491
Balance, December 31	12,305	$26.90	12,305	467,491
On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as were properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 6. [Reserved]

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
Executive Summary
We reported net income of $19,499 and earnings per common share of $2.48 for the year ended December 31, 2021. Net income and earnings per common share for the year ended December 31, 2020 were $10,885 and $1.37, respectively. While we had a reduction in total interest income of $4,059 during 2021, compared to prior year, net interest income for the period ended December 31, 2021 increased by $2,354 from the prior year. Developments leading to the decline in gross interest income during 2021 included the lowering of interest rates, and a pause in advances to mortgage brokers. Conversely, we benefited from lower interest rates and a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $6,413 for the year ended December 31, 2021 when compared to the same period in 2020.
The provision for loan losses decreased by $2,183 in 2021 when compared to the previous year. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the provision. While these risk factors remain, credit quality was strong during 2021. As of December 31, 2021, total past due and nonaccrual loans were $4,031, or 0.31% of gross loans, compared to 0.78% as of December 31, 2020. Additionally, net loan charge-offs were relatively low at $123. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal of $518 during 2021.
Noninterest income of $13,822 for the year ended December 31, 2021 decreased $601 when compared to 2020. While service charges and fees, a component of noninterest income, increased $1,070 when compared to the previous year, 2020 also included an additional $1,022 related to gain on sale of loans and $620 related to gains from redemption of corporate owned life insurance policies. Noninterest expenses for the year ended December 31, 2021 decreased $7,539 when compared to 2020, which can be attributed to a $7,643 cost to extinguish $100,000 of FHLB advances during the fourth quarter of 2020. The remaining marginal increase of $104 can be attributed to disciplined operating expense controls.
As of December 31, 2021, total assets and assets under management were $2,032,158 and $2,827,245, respectively. Assets under management include loans sold and serviced of $278,844 and investment and trust assets managed by Isabella Wealth of $516,243, in addition to assets on our consolidated balance sheet. Loans outstanding as of December 31, 2021 totaled $1,301,037. During 2021, gross loans increased $62,726 which was largely the result of growth in the commercial and residential mortgage loan portfolios. Our securities portfolio increased $151,373 since December 31, 2020, predominantly due to purchases of treasury securities, bringing our total securities portfolio to $490,601. Total deposits increased $144,022 during the year and totaled $1,710,339 as of December 31, 2021. This growth was primarily in demand and savings deposits, driven mostly from attracting new customers and funds from the SBA PPP and government stimulus. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our net yield on interest earning assets (FTE) was 2.87% for 2021 which declined from 2.96% in 2020. Management implemented strategic programs focused on improving our net yield as rates declined in 2020, which included enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment plus the elevated cash position has had a negative impact on the yield of interest earning assets.

Recent Events and Legislation
Impact of COVID-19: Unexpected and unprecedented changes have occurred during 2020 and 2021 as the result of COVID-19.  The World Health Organization has declared the situation a global pandemic. The pandemic created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.
The CARES Act, an unprecedented federal government support program, was enacted on March 27, 2020 in response to the COVID-19 pandemic.  It is a $2 trillion stimulus package intended to provide financial relief across the country. The CARES Act included the PPP, which enabled businesses to obtain a forgivable SBA loan to meet payroll, rent, utility, and mortgage interest obligations for the 24-week period following the loan origination, and re-open quickly once the public health crisis ends. The first applications for PPP funds, with a term of two years, were accepted beginning on April 3, 2020.  During 2020, we facilitated more than 950 SBA PPP loans for a total of $99,459 and had the opportunity to continue providing funding in 2021 under an additional government stimulus program. During 2021, we funded 845 SBA PPP loans for a total of $54,551 under this additional government stimulus program. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes, to loans originated under the PPP. The capital rule was issued April 9, 2020, with an immediate effective date.
Since 2020, many customers have expressed their general concern about the uncertain economic conditions, but it is still premature to reasonably predict the magnitude of the impact. One measure we deployed to assist our customers included changes to service charges and fees on deposit accounts. Since the COVID-19 pandemic led to an increase in the need for electronic services and products, we elected to remove select deposit account charges and fees and temporarily waive others to ease the financial stress on our customers. Other measures we have taken to assist our customers include loan programs that provide short-term payment relief. Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Loan payment deferrals totaled $306,103, or 23.8% of gross loans, as of June 30, 2020. As of September 30, 2020, active loan payment deferrals declined to $103,858, or 8.0% of gross loans, as the majority of borrowers granted loan payment deferrals had reverted back to contractual payments. As of December 31, 2020, active loan payment deferrals declined even further and totaled $6,048, or 0.5% of gross loans. As of December 31, 2021, we had active loan payment deferrals totaling $159.
Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, short-term loan modifications meeting this criteria were not categorized as TDR as of December 31, 2021.
In response to the COVID-19 pandemic, we temporarily closed branch lobbies, modified staffing levels, and enabled employees to work remotely during most of 2020 and into 2021. While branch operations and staffing levels have generally resumed to normal, the extent to which COVID-19 impacts our business will depend on future developments, which remain highly uncertain and cannot be predicted with any accuracy. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain the virus and variants to the virus and the impact of actions taken in response. Uncertainty created by the pandemic is pervasive, and continues to impact our operations, customers, and various areas of risk. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
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
Tender Offer: On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as were properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2020 and 2019 have been reclassified to conform with the 2021 presentation.
Subsequent Events
We evaluated subsequent events after December 31, 2021 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2021 and the date our consolidated financial statements were issued.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 14, 2022.

Results of Operations
(Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2021	2020	2019
INCOME STATEMENT DATA
Interest income	$60,113	$64,172	$67,306
Interest expense	7,412	13,825	17,861
Net interest income	52,701	50,347	49,445
Provision for loan losses	(518)	1,665	30
Noninterest income	13,822	14,423	8,039
Noninterest expenses	43,694	51,233	43,050
Federal income tax expense (benefit)	3,848	987	1,380
Net income (loss)	$19,499	$10,885	$13,024
PER SHARE
Basic earnings (loss)	$2.48	$1.37	$1.65
Diluted earnings (loss)	$2.45	$1.34	$1.61
Dividends	$1.08	$1.08	$1.05
Tangible book value	$21.61	$21.29	$20.45
Quoted market value
High	$29.00	$24.50	$24.80
Low	$19.45	$15.60	$22.01
Close (1)	$25.50	$19.57	$24.31
Common shares outstanding (1)	7,532,641	7,997,247	7,910,804
PERFORMANCE RATIOS
Return on average total assets	0.96%	0.57%	0.72%
Return on average shareholders' equity	8.83%	4.93%	6.25%
Return on average tangible shareholders' equity	11.31%	6.34%	8.17%
Net interest margin yield (FTE)	2.87%	2.96%	3.07%
BALANCE SHEET DATA (1)
Gross loans	$1,301,037	$1,238,311	$1,186,570
AFS securities	$490,601	$339,228	$429,839
Total assets	$2,032,158	$1,957,378	$1,814,198
Deposits	$1,710,339	$1,566,317	$1,313,851
Borrowed funds	$99,320	$158,747	$275,999
Shareholders' equity	$211,048	$218,588	$210,182
Gross loans to deposits	76.07%	79.06%	90.31%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$278,844	$301,377	$259,375
Assets managed by Isabella Wealth	$516,243	$443,967	$436,181
Total assets under management	$2,827,245	$2,702,722	$2,509,754
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.10%	0.43%	0.55%
Nonperforming assets to total assets	0.08%	0.31%	0.40%
ALLL to gross loans	0.70%	0.79%	0.67%
CAPITAL RATIOS (1)
Shareholders' equity to assets	10.39%	11.17%	11.59%
Tier 1 leverage	7.97%	8.37%	9.01%
Common equity tier 1 capital	12.07%	12.97%	12.56%
Tier 1 risk-based capital	12.07%	12.97%	12.56%
Total risk-based capital	14.94%	13.75%	13.18%
(1) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Total interest income	$15,041	$15,142	$14,640	$15,290
Total interest expense	1,567	1,829	1,927	2,089
Net interest income	13,474	13,313	12,713	13,201
Provision for loan losses	81	(107)	31	(523)
Noninterest income	3,608	3,367	3,315	3,532
Noninterest expenses	11,197	11,185	10,495	10,817
Federal income tax expense	1,010	916	881	1,041
Net income	$4,794	$4,686	$4,621	$5,398
PER SHARE
Basic earnings	$0.63	$0.59	$0.58	$0.68
Diluted earnings	0.63	0.58	0.57	0.67
Dividends	0.27	0.27	0.27	0.27
Quoted market value (1)	25.50	26.03	23.00	21.75
Tangible book value	21.61	21.87	21.73	21.35

	Quarter to Date
	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Total interest income	$16,402	$15,700	$15,869	$16,201
Total interest expense	2,858	3,203	3,565	4,199
Net interest income	13,544	12,497	12,304	12,002
Provision for loan losses	256	516	105	788
Noninterest income	4,119	4,060	3,246	2,998
Noninterest expenses	18,638	10,950	10,700	10,945
Federal income tax expense (benefit)	(508)	734	558	203
Net income (loss)	$(723)	$4,357	$4,187	$3,064
PER SHARE
Basic earnings (loss)	$(0.10)	$0.55	$0.53	$0.39
Diluted earnings (loss)	(0.10)	0.54	0.52	0.38
Dividends	0.27	0.27	0.27	0.27
Quoted market value (1)	19.57	16.74	18.25	18.00
Tangible book value	21.29	21.75	21.52	21.10
(1) At end of period

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
During the fourth quarter of 2020, we engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of December 31, 2020. In determining the fair value of the Bank and Isabella Bank Corporation, the third-party firm assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance, the market price of our common stock, and other relevant events. Based on the valuation prepared, it was determined that our estimated fair value of the Bank and Isabella Bank Corporation at December 31, 2020 were greater than our recorded book value and no impairment of goodwill was identified. The carrying amount of goodwill as of December 31, 2020 relied on assumptions and use of estimates pursuant to the valuation obtained. We did not observe any indications of a potential impairment to the carrying balance of goodwill during 2021. As such, a valuation was not necessary to be performed as of December 31, 2021.
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

	Year Ended December 31
	2021			2020			2019
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,208,141	$51,410	4.26%	$1,236,169	$54,102	4.38%	$1,162,210	$54,192	4.66%
Taxable investment securities	297,357	4,920	1.65%	229,468	5,214	2.27%	296,758	7,185	2.42%
Nontaxable investment securities	117,997	4,235	3.59%	140,665	5,189	3.69%	169,049	6,380	3.77%
Fed funds sold	5	—	0.02%	4	—	0.06%	64	2	2.48%
Other	255,246	706	0.28%	142,717	1,026	0.72%	38,549	1,199	3.11%
Total earning assets	1,878,746	61,271	3.26%	1,749,023	65,531	3.75%	1,666,630	68,958	4.14%
NONEARNING ASSETS
Allowance for loan losses	(9,396)			(8,837)			(8,256)
Cash and demand deposits due from banks	29,139			24,987			20,057
Premises and equipment	24,760			25,846			27,035
Accrued income and other assets	109,625			118,195			108,073
Total assets	$2,032,874			$1,909,214			$1,813,539
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$345,015	$216	0.06%	$262,188	$357	0.14%	$230,570	$305	0.13%
Savings deposits	558,102	616	0.11%	456,088	1,212	0.27%	388,821	2,572	0.66%
Time deposits	336,094	4,610	1.37%	387,881	7,315	1.89%	429,745	8,731	2.03%
Federal funds purchased and repurchase agreements	57,453	53	0.09%	35,518	36	0.10%	32,093	48	0.15%
FHLB advances	69,342	1,302	1.88%	210,451	4,905	2.33%	272,795	6,205	2.27%
Subordinated debt, net of unamortized issuance costs	17,000	615	3.62%	—	—	—%	—	—	—%
Total interest bearing liabilities	1,383,006	7,412	0.54%	1,352,126	13,825	1.02%	1,354,024	17,861	1.32%
NONINTEREST BEARING LIABILITIES
Demand deposits	416,247			320,820			237,675
Other	12,858			15,613			13,337
Shareholders’ equity	220,763			220,655			208,503
Total liabilities and shareholders’ equity	$2,032,874			$1,909,214			$1,813,539
Net interest income (FTE)		$53,859			$51,706			$51,097
Net yield on interest earning assets (FTE)			2.87%			2.96%			3.07%
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

	2021 Compared to 2020 Increase (Decrease) Due to			2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(1,211)	$(1,481)	$(2,692)	$3,341	$(3,431)	$(90)
Taxable investment securities	1,324	(1,618)	(294)	(1,550)	(421)	(1,971)
Nontaxable investment securities	(817)	(137)	(954)	(1,050)	(141)	(1,191)
Fed Funds Sold	—	—	—	(1)	(1)	(2)
Other	529	(849)	(320)	1,301	(1,474)	(173)
Total changes in interest income	(175)	(4,085)	(4,260)	2,041	(5,468)	(3,427)
Changes in interest expense
Interest bearing demand deposits	90	(231)	(141)	43	9	52
Savings deposits	227	(823)	(596)	385	(1,745)	(1,360)
Time deposits	(889)	(1,816)	(2,705)	(815)	(601)	(1,416)
Federal funds purchased and repurchase agreements	20	(3)	17	5	(17)	(12)
FHLB advances	(2,793)	(810)	(3,603)	(1,450)	150	(1,300)
Subordinated debt, net of unamortized issuance costs	615	—	615	—	—	—
Total changes in interest expense	(2,730)	(3,683)	(6,413)	(1,832)	(2,204)	(4,036)
Net change in interest margin (FTE)	$2,555	$(402)	$2,153	$3,873	$(3,264)	$609
The current low interest rate environment continues to place pressure on our net interest margin. SBA PPP fee income has supported our yield on total earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual.

	Average Yield / Rate for the Three-Month Periods Ended:
	December 31 2021	September 30 2021	June 30 2021	March 31 2021	December 31 2020
Total earning assets	3.19%	3.23%	3.20%	3.43%	3.66%
Total interest bearing liabilities	0.45%	0.52%	0.56%	0.62%	0.83%
Net yield on interest earning assets (FTE)	2.86%	2.85%	2.79%	2.98%	3.04%

	Quarter to Date Net Interest Income (FTE)
	December 31 2021	September 30 2021	June 30 2021	March 31 2021	December 31 2020
Total interest income (FTE)	$15,246	$15,452	$14,954	$15,619	$16,722
Total interest expense	1,567	1,829	1,927	2,089	2,858
Net interest income (FTE)	$13,679	$13,623	$13,027	$13,530	$13,864
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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2021	September 30 2021	June 30 2021	March 31 2021	December 31 2020
Total charge-offs	$149	$246	$53	$159	$111
Total recoveries	78	86	111	209	93
Net loan charge-offs (recoveries)	71	160	(58)	(50)	18
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	0.01%	—%	—%	—%
Provision for loan losses	$81	$(107)	$31	$(523)	$256
Provision for loan losses to average loans outstanding	0.01%	(0.01)%	—%	(0.04)%	0.02%
ALLL	$9,103	$9,093	$9,360	$9,271	$9,744
ALLL as a % of loans at end of period	0.70%	0.73%	0.78%	0.78%	0.79%
The following table summarizes charge-off and recovery activity by loan segment for the year ended December 31, 2021:

	Commercial	Agricultural	Residential Real Estate	Consumer	Total
Charge-offs	$32	$77	$12	$486	$607
Recoveries	133	12	162	177	484
Net loan charge-offs (recoveries)	$(101)	$65	$(150)	$309	$123
Average loans outstanding	726,272	93,931	313,906	74,032	1,208,141
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.07%	(0.05)%	0.42%	0.01%
The following table summarizes charge-offs, recoveries, and provision for loan loss activity for the years ended December 31:

	2021	2020	2019	2018	2017
ALLL at beginning of period	$9,744	$7,939	$8,375	$7,700	$7,400
Charge-offs	607	381	948	1,101	771
Recoveries	484	521	482	798	818
Provision for loan losses	(518)	1,665	30	978	253
ALLL at end of period	$9,103	$9,744	$7,939	$8,375	$7,700
Net loan charge-offs (recoveries)	$123	$(140)	$466	$303	$(47)
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	(0.01)%	0.04%	0.03%	—%
ALLL as a % of loans at end of period	0.70%	0.79%	0.67%	0.74%	0.71%
ALLL as a % of nonaccrual loans	731.16%	183.40%	121.48%	115.36%	254.38%

While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at December 31, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021.
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
The following table illustrates the two main components of the ALLL as of:

	December 31 2021	September 30 2021	June 30 2021	March 31 2021	December 31 2020
ALLL
Individually evaluated for impairment	$578	$583	$1,201	$1,380	$911
Collectively evaluated for impairment	8,525	8,510	8,159	7,891	8,833
Total	$9,103	$9,093	$9,360	$9,271	$9,744
ALLL to gross loans
Individually evaluated for impairment	0.04%	0.05%	0.10%	0.12%	0.07%
Collectively evaluated for impairment	0.66%	0.68%	0.68%	0.66%	0.72%
Total	0.70%	0.73%	0.78%	0.78%	0.79%
The following table illustrates the amounts of the ALLL allocated to each loan segment and the percentage of these loan segments to gross loans as of December 31:

	2021		2020		2019		2018		2017
	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans
Commercial	$1,740	62.07	$2,162	61.10	$1,914	59.08	$2,563	58.43	$1,706	58.16
Agricultural	289	7.22	311	8.11	634	9.85	775	11.27	611	11.75
Residential real estate	747	25.08	1,363	24.84	2,047	25.16	1,992	24.39	2,563	24.95
Consumer	908	5.63	798	5.95	922	5.91	857	5.91	900	5.14
Total Allocated	3,684	100.00	4,634	100.00	5,517	100.00	6,187	100.00	5,780	100.00
Unallocated	5,419	—	5,110	—	2,422	—	2,188	—	1,920	—
Total	$9,103	100.00	$9,744	100.00	$7,939	100.00	$8,375	100.00	$7,700	100.00
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

	Total Past Due and Nonaccrual Loans as of December 31
	2021	2020	2019	2018	2017
Commercial	$561	$2,148	$2,477	$2,722	$2,518
Agricultural	987	3,786	4,285	5,377	2,367
Residential real estate	2,287	3,580	4,572	3,208	4,881
Consumer	196	96	71	105	70
Total	$4,031	$9,610	$11,405	$11,412	$9,836
Total past due and nonaccrual loans to gross loans	0.31%	0.78%	0.96%	1.01%	0.90%
Past due and nonaccrual status loans, as a percentage of gross loans, improved throughout 2021 and continue to be at low levels as a result of strong repayment performance.
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
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of December 31, 2021 or December 31, 2020.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.

The following table provides a roll-forward of TDRs for the years ended December 31, 2020 and 2021:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2020	122	$21,194	9	$3,543	131	$24,737
New modifications	15	7,909	3	645	18	8,554
Principal advances (payments)	—	(1,690)	—	(148)	—	(1,838)
Loans paid off	(30)	(5,317)	(2)	(850)	(32)	(6,167)
Transfers to OREO	—	—	(2)	(356)	(2)	(356)
Transfers to accrual status	1	104	(1)	(104)	—	—
December 31, 2020	108	22,200	7	2,730	115	24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(1,697)	—	(242)	—	(1,939)
Loans paid off	(22)	(5,739)	—	—	(22)	(5,739)
Transfers to accrual status	3	2,127	(3)	(2,127)	—	—
Transfers to nonaccrual status	(2)	(88)	2	88	—	—
December 31, 2021	98	$25,276	6	$449	104	$25,725
The following table summarizes our TDRs as of December 31:

	2021			2020			2019
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$25,236	$294	$25,530	$22,017	$2,421	$24,438	$20,847	$507	$21,354
Past due 30-59 days	40	85	125	183	—	183	346	—	346
Past due 60-89 days	—	—	—	—	—	—	1	—	1
Past due 90 days or more	—	70	70	—	309	309	—	3,036	3,036
Total	$25,276	$449	$25,725	$22,200	$2,730	$24,930	$21,194	$3,543	$24,737

	2018			2017
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,794	$2,673	$24,467	$21,234	$—	$21,234
Past due 30-59 days	899	—	899	1,778	805	2,583
Past due 60-89 days	707	—	707	219	708	927
Past due 90 days or more	—	878	878	53	1,400	1,453
Total	$23,400	$3,551	$26,951	$23,284	$2,913	$26,197
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2021			2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,707	$5,961	$9	$4,915	$5,169	$79
Commercial other	3,246	3,246	4	3,567	3,567	5
Agricultural real estate	9,182	9,181	—	9,667	9,667	54
Agricultural other	4,543	4,543	—	2,903	2,903	2
Residential real estate senior liens	3,047	3,203	504	3,878	4,073	692
Total TDRs	25,725	26,134	517	24,930	25,379	832
Other impaired loans
Commercial real estate	314	377	—	139	201	—
Commercial other	—	—	—	1,200	1,200	—
Agricultural real estate	356	357	—	1,008	1,058	—
Agricultural other	108	108	—	218	218	—
Residential real estate senior liens	370	485	61	441	588	79
Home equity lines of credit	37	37	—	—	—	—
Total other impaired loans	1,185	1,364	61	3,006	3,265	79
Total impaired loans	$26,910	$27,498	$578	$27,936	$28,644	$911
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

Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2021	2020	2019	2018	2017
Nonaccrual status loans	$1,245	$5,313	$6,535	$7,260	$3,027
Accruing loans past due 90 days or more	97	—	—	113	395
Total nonperforming loans	1,342	5,313	6,535	7,373	3,422
Foreclosed assets	211	527	456	355	291
Debt securities	131	230	230	230	230
Total nonperforming assets	$1,684	$6,070	$7,221	$7,958	$3,943
Nonperforming loans as a % of total loans	0.10%	0.43%	0.55%	0.65%	0.31%
Nonperforming assets as a % of total assets	0.08%	0.31%	0.40%	0.42%	0.20%
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
The following table summarizes nonaccrual loans as of December 31:

	2021	2020	2019	2018	2017
Commercial	$341	$1,329	$1,621	$1,757	$729
Agricultural	774	3,785	4,285	4,949	1,950
Residential real estate	130	199	629	554	348
Total	$1,245	$5,313	$6,535	$7,260	$3,027
Nonaccrual loans as a % of loans at end of period	0.10%	0.43%	0.55%	0.64%	0.28%
Included in the nonaccrual loan balances above were loans also classified as TDR as of December 31:

	2021	2020	2019	2018	2017
Commercial	$139	$129	$390	$160	$729
Agricultural	310	2,559	3,048	3,391	1,950
Residential real estate	—	42	105	—	234
Total	$449	$2,730	$3,543	$3,551	$2,913
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL”of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2021	2020	$	%	2019	$	%
Service charges and fees
ATM and debit card fees	$4,600	$3,723	$877	23.56%	$3,239	$484	14.94%
Service charges and fees on deposit accounts	2,139	1,847	292	15.81%	2,328	(481)	(20.66)%
Freddie Mac servicing fee	747	625	122	19.52%	626	(1)	(0.16)%
Net OMSR income (loss)	(184)	44	(228)	(518.18)%	(170)	214	N/M
Other fees for customer services	312	305	7	2.30%	324	(19)	(5.86)%
Total service charges and fees	7,614	6,544	1,070	16.35%	6,347	197	3.10%
Wealth management fees	3,071	2,578	493	19.12%	2,792	(214)	(7.66)%
Net gain on sale of mortgage loans	1,694	2,716	(1,022)	(37.63)%	650	2,066	317.85%
Earnings on corporate owned life insurance policies	800	755	45	5.96%	764	(9)	(1.18)%
Gains from redemption of corporate owned life insurance policies	271	891	(620)	(69.58)%	—	891	N/M
Net income (loss) on joint venture investment	—	577	(577)	(100.00)	(3,108)	3,685	N/M
Other	372	362	10	2.76%	594	(232)	(39.06)%
Total noninterest income	$13,822	$14,423	$(601)	(4.17)%	$8,039	$6,384	79.41%
ATM and debit card fees fluctuate from period to period based primarily on their usage. While we do not anticipate significant changes to our ATM and debit card fee structure, we do expect that fee income will continue to increase in 2022 as the usage of ATM and debit cards continues to increase.
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to the COVID-19 pandemic, which led to an increase in the need for electronic services and products, we elected to remove select deposit account related charges and fees and temporarily waived some charges and fees to ease the financial stress of our customers. Despite some fees being removed or waived, fee income increased during 2021, but did not reach pre-pandemic levels. As such, we expect service charges and fees in 2022 to approximate pre-pandemic levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Increased prepayment speeds, as a result of a decline in interest rates during the first quarter of 2020, were the primary driver of the losses recognized during most of 2020. During 2021, the volume of loans serviced decreased, which decreases the value of the servicing rights, and the increased prepayment speeds continued. Both of these factors have contributed to the recognition of a loss during 2021. OMSR income during 2022 may continue to experience fluctuations and could vary from 2021 levels.
The increase in wealth management fees in 2021 was driven by a combination of the growth in the stock market and increased new business activity. During the first quarter of 2020, a decline in the stock market resulted in a decrease in the value of investment assets under management. Wealth management fees in 2022 are expected to continue to increase as a result of new business activity.
Net gain on sale of mortgage loans fluctuates as the result of changes in the amount of loans sold, loan pricing and interest rates. The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand during most of 2020 and into 2021 which led to an increase in the number and dollar amount of loans sold. As such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold in 2021. As demand is expected to decline slightly in 2022, net gain on sale of mortgage loans is not expected to exceed 2021 levels.
We recognized income during 2021 and 2020 due to the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.

We sold our membership interest in our joint venture investment in Corporate Settlement Solutions, LLC (“CSS”) during the fourth quarter of 2020, which resulted in a $394 reduction in income. As a result of a valuation during the fourth quarter of 2019, CSS recognized a $7,133 impairment related to intangible assets as of December 31, 2019. Since we accounted for our investment in CSS under the equity method of accounting, and were a 50% owner of CSS, we reduced our investment in CSS by $3,566 during the fourth quarter of 2019.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.
Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2021	2020	$	%	2019	$	%
Compensation and benefits	$23,749	$23,772	$(23)	(0.10)%	$23,205	$567	2.44%
Furniture and equipment	5,462	5,787	(325)	(5.62)%	5,866	(79)	(1.35)%
Occupancy	3,661	3,557	104	2.92%	3,418	139	4.07%
Losses on extinguishment of debt	—	7,643	(7,643)	(100.00)%	—	7,643	N/M
Other
Audit, consulting, and legal fees	2,066	1,836	230	12.53%	1,884	(48)	(2.55)%
ATM and debit card fees	1,810	1,441	369	25.61%	1,210	231	19.09%
Marketing costs	939	877	62	7.07%	762	115	15.09%
Memberships and subscriptions	877	740	137	18.51%	700	40	5.71%
Loan underwriting fees	849	825	24	2.91%	905	(80)	(8.84)%
Donations and community relations	705	723	(18)	(2.49)%	1,026	(303)	(29.53)%
Director fees	703	695	8	1.15%	788	(93)	(11.80)%
FDIC insurance premiums	690	612	78	12.75%	211	401	190.05%
All other	2,183	2,725	(542)	(19.89)%	3,075	(350)	(11.38)%
Total other	10,822	10,474	348	3.32%	10,561	(87)	(0.82)%
Total noninterest expenses	$43,694	$51,233	$(7,539)	(14.72)%	$43,050	$8,183	19.01%
During the fourth quarter of 2020, we incurred expense of $7,643 as a result of the extinguishment of $100,000 of FHLB advances.
We have experienced an increase in the usage of ATM and debit cards which has resulted in increased income and also increased ATM and debit card expenses. Based on the anticipated continuation of increased ATM and debit card usage, we expect expenses to continue to increase in 2022.
As a result of an assessment credit of $440 received during the third quarter of 2019, FDIC insurance premiums declined in 2019 as compared to 2020 and 2021 expenses.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2021	2020	$	%
ASSETS
Cash and cash equivalents	$105,330	$246,640	$(141,310)	(57.29)%
AFS securities
Amortized cost of AFS securities	485,710	325,966	159,744	49.01%
Unrealized gains (losses) on AFS securities	4,891	13,262	(8,371)	(63.12)%
AFS securities	490,601	339,228	151,373	44.62%
Mortgage loans AFS	1,735	2,741	(1,006)	(36.70)%
Loans
Gross loans	1,301,037	1,238,311	62,726	5.07%
Less allowance for loan and lease losses	9,103	9,744	(641)	(6.58)%
Net loans	1,291,934	1,228,567	63,367	5.16%
Premises and equipment	24,419	25,140	(721)	(2.87)%
Corporate owned life insurance policies	32,472	28,292	4,180	14.77%
Equity securities without readily determinable fair values	17,383	17,383	—	—%
Goodwill and other intangible assets	48,302	48,331	(29)	(0.06)%
Accrued interest receivable and other assets	19,982	21,056	(1,074)	(5.10)%
TOTAL ASSETS	$2,032,158	$1,957,378	$74,780	3.82%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,710,339	$1,566,317	$144,022	9.19%
Borrowed funds	99,320	158,747	(59,427)	(37.44)%
Accrued interest payable and other liabilities	11,451	13,726	(2,275)	(16.57)%
Total liabilities	1,821,110	1,738,790	82,320	4.73%
Shareholders’ equity	211,048	218,588	(7,540)	(3.45)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,032,158	$1,957,378	$74,780	3.82%
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period to period. Cash levels decreased significantly during 2021 as a result of loan growth and payments for maturing long-term borrowings and other short-term liabilities. During 2021, excess funds from deposit growth were used to purchase AFS securities.

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
The following is a schedule of the carrying value of AFS securities as of December 31:

	2021	2020	2019
U.S. Treasury	$209,703	$—	$—
States and political subdivisions	121,205	143,656	169,752
Auction rate money market preferred	3,242	3,237	3,119
Mortgage-backed securities	56,148	88,652	140,204
Collateralized mortgage obligations	92,301	101,983	116,764
Corporate	8,002	1,700	—
Total	$490,601	$339,228	$429,839
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity during 2021, 2020, and 2019. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, nongovernment agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2021. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$—	—	$200,030	—	$9,673	—	$—	—	$—	—
States and political subdivisions	16,039	2.92	56,302	2.89	20,095	3.22	28,769	3.34	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	56,148	2.19
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	92,301	2.03
Auction rate money market preferred	—	—	—	—	—	—	—	—	3,242	6.27
Corporate	—	—	—	—	8,002	3.77	—	—	—	—
Total	$16,039	2.92	$256,332	0.63	$37,770	2.51	$28,769	3.34	$151,691	2.18

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2021	2020	2019	2018	2017
Commercial	$807,439	$756,686	$700,941	$659,529	$634,759
Agricultural	93,955	100,461	116,920	127,161	128,269
Residential real estate	326,361	307,543	298,569	275,343	272,368
Consumer	73,282	73,621	70,140	66,674	56,123
Total	$1,301,037	$1,238,311	$1,186,570	$1,128,707	$1,091,519
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2021		2020		2019
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$50,753	6.71%	$55,745	7.95%	$41,412	6.28%
Agricultural	(6,506)	(6.48)%	(16,459)	(14.08)%	(10,241)	(8.05)%
Residential real estate	18,818	6.12%	8,974	3.01%	23,226	8.44%
Consumer	(339)	(0.46)%	3,481	4.96%	3,466	5.20%
Total	$62,726	5.07%	$51,741	4.36%	$57,863	5.13%
Loan demand has been negatively impacted by competition for new commercial loan opportunities while some customers hesitated to borrow due to the pandemic. While we've recently experienced an increase in commercial loan demand, advances to mortgage brokers, within the commercial loan portfolio, was the primary driver behind the growth during 2021. While we anticipate a decline in advances to mortgage brokers in 2022, we expect the commercial loan portfolio to increase with increased demand. Agricultural loans have declined over the last year due to the competitive lending environment. We expect the competitive environment for agricultural loans to remain strong. Residential mortgage lending activities have increased since mid-2020 as interest rates declined. Growth is expected to continue in both the residential mortgage and consumer loan portfolios during 2022.
Other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 15 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2021	2020	2019
Noninterest bearing demand deposits	$448,352	$375,395	$249,152
Interest bearing demand deposits	364,563	302,444	229,865
Savings deposits	596,662	505,497	427,215
Certificates of deposit	297,696	358,165	365,049
Brokered certificates of deposit	—	14,029	27,458
Internet certificates of deposit	3,066	10,787	15,112
Total	$1,710,339	$1,566,317	$1,313,851
The following table presents the change in the deposit categories for the years ended December 31:

	2021		2020
	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$72,957	19.43%	$126,243	50.67%
Interest bearing demand deposits	62,119	20.54%	72,579	31.57%
Savings deposits	91,165	18.03%	78,282	18.32%
Certificates of deposit	(60,469)	(16.88)%	(6,884)	(1.89)%
Brokered certificates of deposit	(14,029)	(100.00)%	(13,429)	(48.91)%
Internet certificates of deposit	(7,721)	(71.58)%	(4,325)	(28.62)%
Total	$144,022	9.19%	$252,466	19.22%
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue into 2022 as the financial markets continue to exhibit signs of instability. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment with customers moving their funds into demand and savings accounts. During 2020, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit. This trend continued in 2021 as we paid off the remaining balance of brokered deposits as they matured.
The following table presents estimated balances of uninsured deposits for the years ended December 31:

	2021	2020	2019	2018	2017
Uninsured deposits	$548,213	$461,859	$336,399	$292,017	$279,037
Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limits. The balance provided above are estimates and reflect the methodologies and assumptions used for regulatory reporting of uninsured deposits. The remaining maturity of estimated uninsured certificates of deposit, by account, as of December 31, 2021 is presented in the table below. Estimated uninsured certificates of deposit is based on individual accounts and does not reflect uninsured balances by account owner.

Maturity
Within 3 months	$14,324
Within 3 to 6 months	2,464
Within 6 to 12 months	12,900
Over 12 months	11,645
Total	$41,333

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
The following table presents borrowed funds balances for the years ended December 31:

	2021	2020	2019
Securities sold under agreements to repurchase without stated maturity dates	$50,162	$68,747	$30,999
FHLB advances	20,000	90,000	245,000
Subordinated debt, net of unamortized issuance costs	29,158	—	—
Total	$99,320	$158,747	$275,999
During the fourth quarter of 2020, we elected to extinguish $100,000 of FHLB advances based on our level of cash reserves and strategic initiatives. Due to a significant increase in one account during the fourth quarter of 2020, our level of securities sold under agreements to repurchase increased as of December 31, 2020. This increase was short-term and balances declined during 2021. On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders. For additional disclosure related to borrowed funds, see “Note 8 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments related to deposits and borrowings, which may require future cash payments. We also have loan related commitments that may impact liquidity. The commitments include unused lines of credit, commercial and standby letters of credit, and commitments to grant loans. These commitments to grant loans include residential mortgage loans with the majority committed to be sold to the secondary market. Many of these commitments historically have expired without being drawn upon and do not necessarily indicate our future cash requirements.
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 9 – Off-Balance-Sheet Activities, Commitments and Other Matters” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 67,436 shares or $1,593 of common stock during 2021, and 231,393 shares or $4,185 of common stock in 2020. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $433 and $413 during 2021 and 2020, respectively. We also grant restricted stock awards pursuant to the RSP, effective June 24, 2020. Pursuant to this plan, we increased shareholders’ equity by $86 and $14 during 2021 and 2020.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 135,465 shares or $3,050 of common stock during 2021 and 144,950 shares or $2,702 during 2020. As of December 31, 2021, we were authorized to repurchase up to an additional 467,491 shares of common stock.
On September 1, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $20,000 in value of our common stock, or such lesser number of shares of our common stock as were properly tendered and not properly withdrawn, at a price not less than $23.00 nor greater than $27.00 per share. The tender offer expired on October 13, 2021 and resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708. The remainder of the $20,000 not used in the tender offer may be deployed for general corporate purposes, including potential repurchases of our common stock.
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

	2021			2020
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.07%	7.00%	6.50%	12.97%	7.00%	6.50%
Tier 1 capital	12.07%	8.50%	8.00%	12.97%	8.50%	8.00%
Total capital	14.94%	10.50%	10.00%	13.75%	10.50%	10.00%
Tier 1 leverage	7.97%	4.00%	5.00%	8.37%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At December 31, 2021, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 10 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $495,259 or 24.37% of assets as of December 31, 2021 as compared to $444,051 or 22.69% as of December 31, 2020. The increase in both the amount and percentage of primary liquidity is a direct result of an increase in market deposits and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2021, we had available lines of credit of $298,662.
Our stress testing of liquidity increased during 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at the end of 2021 which is illustrated in the following table:

December 31 2021
Total cash and cash equivalents	$105,330
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	192,260
FRB Discount Window	8,402
Other lines of credit	5,000
Total available lines of credit	298,662
Unencumbered lendable value of FRB collateral, estimated[1]	350,000
Total cash and liquidity	$753,992
(1)Includes estimated unencumbered lendable value of FHLB collateral of $280,000
The following table summarizes our sources and uses of cash for the years ended December 31:

	2021	2020	$ Variance
Net cash provided by (used in) operating activities	$25,501	$21,997	$3,504
Net cash provided by (used in) investing activities	(229,635)	45,133	(274,768)
Net cash provided by (used in) financing activities	62,824	118,938	(56,114)
Increase (decrease) in cash and cash equivalents	(141,310)	186,068	(327,378)
Cash and cash equivalents January 1	246,640	60,572	186,068
Cash and cash equivalents December 31	$105,330	$246,640	$(141,310)

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

The following table shows the maturity of loans outstanding at December 31, 2021 based on contractual terms. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
Commercial	$165,334	$244,084	$178,898	$219,123	$807,439
Agricultural	18,375	30,980	18,480	26,120	93,955
Residential real estate	17,690	25,799	125,653	157,219	326,361
Consumer	1,886	30,470	40,926	—	73,282
Total	$203,285	$331,333	$363,957	$402,462	$1,301,037

Fixed interest rates
Commercial	$112,268	$190,942	$70,918	$10,072	$384,200
Agricultural	8,720	21,019	4,377	850	34,966
Residential real estate	14,517	13,740	97,648	20,668	146,573
Consumer	1,545	30,246	40,884	—	72,675
Total	$137,050	$255,947	$213,827	$31,590	$638,414

Variable interest rates
Commercial	$53,066	$53,142	$107,980	$209,051	$423,239
Agricultural	9,655	9,961	14,103	25,270	58,989
Residential real estate	3,173	12,059	28,005	136,551	179,788
Consumer	341	224	42	—	607
Total	$66,235	$75,386	$150,130	$370,872	$662,623
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

Report of Independent Registered Public Accounting Firm, Rehmann Robson LLC (PCAOB ID: 263)

Consolidated Balance Sheets

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Supplementary data regarding quarterly results of operations is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2021 and 2020, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
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
One Critical Audit Matter
The critical audit matter communicated below arising from the current period audit of the financial statements was communicated or is required to be communicated to the Corporation's audit committee and (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, nor our opinion on internal control over financial reporting, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses
Description of the Matter
The Corporation’s loan portfolio totaled $1.301 billion as of December 31, 2021 and the associated allowance for loan and lease losses (ALLL) was $9.103 million. As described in Notes 1 and 4 to the consolidated financial statements, the ALLL is established to absorb inherent losses that have been incurred or are probable within the existing portfolio of loans. Management’s estimate of inherent losses within the loan portfolio is established using quantitative, as well as qualitative, considerations. The Corporation’s methodology to determine the ALLL considers quantitative calculations including: specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans, historical valuation allowances determined in accordance with ASC topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk, economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).
Auditing the Corporation’s ALLL involved a high degree of subjectivity due to the judgement involved in management’s determination of commercial and agricultural loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the ALLL.
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
To test the measurement of qualitative factor adjustments included in management’s estimate of the ALLL, we evaluated the methodology and metrics, including testing the completeness and accuracy of data from underlying systems and other information. We further evaluated management’s assessment of the qualitative factor adjustments by obtaining an understanding of the basis for relevant changes in underlying qualitative factor adjustments and giving consideration to prior period qualitative factor adjustments and other information available within the Corporation and from external sources focusing on both corroborating and contrary evidence.
/s/Rehmann Robson LLC

We have served as Isabella Bank Corporation's independent auditor since 1996.
Saginaw, Michigan
March 15, 2022

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2021	2020
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,563	$31,296
Interest bearing balances due from banks	79,767	215,344
Total cash and cash equivalents	105,330	246,640
AFS securities, at fair value	490,601	339,228
Mortgage loans AFS	1,735	2,741
Loans
Commercial	807,439	756,686
Agricultural	93,955	100,461
Residential real estate	326,361	307,543
Consumer	73,282	73,621
Gross loans	1,301,037	1,238,311
Less allowance for loan and lease losses	9,103	9,744
Net loans	1,291,934	1,228,567
Premises and equipment	24,419	25,140
Corporate owned life insurance policies	32,472	28,292
Equity securities without readily determinable fair values	17,383	17,383
Goodwill and other intangible assets	48,302	48,331
Accrued interest receivable and other assets	19,982	21,056
TOTAL ASSETS	$2,032,158	$1,957,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$448,352	$375,395
Interest bearing demand deposits	364,563	302,444
Certificates of deposit under $250 and other savings	818,841	781,286
Certificates of deposit over $250	78,583	107,192
Total deposits	1,710,339	1,566,317
Borrowed funds
Federal funds purchased and repurchase agreements	50,162	68,747
FHLB advances	20,000	90,000
Subordinated debt, net of unamortized issuance costs	29,158	—
Total borrowed funds	99,320	158,747
Accrued interest payable and other liabilities	11,451	13,726
Total liabilities	1,821,110	1,738,790
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,532,641 shares (including 105,654 shares held in the Rabbi Trust) in 2021 and 7,997,247 shares (including 59,162 shares held in the Rabbi Trust) in 2020	129,052	142,247
Shares to be issued for deferred compensation obligations	4,545	4,183
Retained earnings	75,592	64,460
Accumulated other comprehensive income	1,859	7,698
Total shareholders’ equity	211,048	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,032,158	$1,957,378

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2019	7,870,969	$140,416	$5,431	$57,357	$(7,685)	$195,519
Comprehensive income (loss)	—	—	—	13,024	9,656	22,680
Issuance of common stock	209,583	4,876	—	—	—	4,876
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	911	(911)	—	—	—
Share-based payment awards under the Directors Plan	—	—	523	—	—	523
Common stock purchased for deferred compensation obligations	—	(1,131)	—	—	—	(1,131)
Common stock repurchased	(169,748)	(4,003)	—	—	—	(4,003)
Cash dividends paid ($1.05 per common share)	—	—	—	(8,282)	—	(8,282)
Balance, December 31, 2019	7,910,804	141,069	5,043	62,099	1,971	210,182
Comprehensive income (loss)	—	—	—	10,885	5,727	16,612
Issuance of common stock	231,393	4,185	—	—	—	4,185
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,273	(1,273)	—	—	—
Share-based payment awards under the Directors Plan	—	—	413	—	—	413
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock purchased for deferred compensation obligations	—	(1,592)	—	—	—	(1,592)
Common stock repurchased	(144,950)	(2,702)	—	—	—	(2,702)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,524)	—	(8,524)
Balance, December 31, 2020	7,997,247	142,247	4,183	64,460	7,698	218,588
Comprehensive income (loss)	—	—	—	19,499	(5,839)	13,660
Issuance of common stock	67,436	1,593	—	—	—	1,593
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	433	—	—	433
Share-based compensation expense recognized in earnings under the RSP	—	86	—	—	—	86
Common stock purchased for deferred compensation obligations	—	(1,187)	—	—	—	(1,187)
Common stock repurchased	(532,042)	(13,758)	—	—	—	(13,758)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,367)	—	(8,367)
Balance, December 31, 2021	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2021	2020	2019
Interest income
Loans, including fees	$51,410	$54,102	$54,192
AFS securities
Taxable	4,920	5,214	7,185
Nontaxable	3,077	3,830	4,728
Federal funds sold and other	706	1,026	1,201
Total interest income	60,113	64,172	67,306
Interest expense
Deposits	5,442	8,884	11,608
Borrowings
Federal funds purchased and repurchase agreements	53	36	48
FHLB advances	1,302	4,905	6,205
Subordinated debt, net of unamortized issuance costs	615	—	—
Total interest expense	7,412	13,825	17,861
Net interest income	52,701	50,347	49,445
Provision for loan losses	(518)	1,665	30
Net interest income after provision for loan losses	53,219	48,682	49,415
Noninterest income
Service charges and fees	7,614	6,544	6,347
Wealth management fees	3,071	2,578	2,792
Net gain on sale of mortgage loans	1,694	2,716	650
Earnings on corporate owned life insurance policies	800	755	764
Gains from redemption of corporate owned life insurance policies	271	891	—
Net income (loss) on joint venture investment	—	577	(3,108)
Other	372	362	594
Total noninterest income	13,822	14,423	8,039
Noninterest expenses
Compensation and benefits	23,749	23,772	23,205
Furniture and equipment	5,462	5,787	5,866
Occupancy	3,661	3,557	3,418
Loss on extinguishment of debt	—	7,643	—
Other	10,822	10,474	10,561
Total noninterest expenses	43,694	51,233	43,050
Income before federal income tax expense	23,347	11,872	14,404
Federal income tax expense	3,848	987	1,380
NET INCOME	$19,499	$10,885	$13,024
Earnings per common share
Basic	$2.48	$1.37	$1.65
Diluted	$2.45	$1.34	$1.61
Cash dividends per common share	$1.08	$1.08	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2021	2020	2019
Net income	$19,499	$10,885	$13,024
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	(8,371)	7,474	12,276
Reclassification adjustment for net realized (gains) losses included in net income	—	(71)	(6)
Comprehensive income (loss) before income tax (expense) benefit	(8,371)	7,403	12,270
Tax effect (1)	1,759	(1,530)	(2,458)
Unrealized gains (losses) on AFS securities, net of tax	(6,612)	5,873	9,812
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	53	(121)	(256)
Tax effect (1)	(11)	25	54
Unrealized gains (losses) on derivative instruments, net of tax	42	(96)	(202)
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	955	(238)	(210)
Reclassification adjustment for net periodic benefit cost included in net income	(31)	176	268
Net change in unrecognized pension cost	924	(62)	58
Tax effect (1)	(193)	12	(12)
Change in unrealized pension cost, net of tax	731	(50)	46
Other comprehensive income (loss), net of tax	(5,839)	5,727	9,656
Comprehensive income (loss)	$13,660	$16,612	$22,680
(1)See “Note 16 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$19,499	$10,885	$13,024
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	—	(394)	3,320
Provision for loan losses	(518)	1,665	30
Depreciation	2,314	2,620	2,908
Amortization of OMSR	597	504	307
Amortization of acquisition intangibles	29	48	72
Amortization of subordinated debt issuance costs	52	—	—
Net amortization of AFS securities	2,233	2,044	1,784
Net gains on sale of AFS securities	—	(71)	(6)
Net gain on sale of mortgage loans	(1,694)	(2,716)	(650)
OMSR impairment loss	—	316	214
Net (gains) losses on foreclosed assets	(39)	51	(162)
Increase in cash value of corporate owned life insurance policies, net of expenses	(751)	(708)	(722)
Gains from redemption of corporate owned life insurance policies	(271)	(891)	—
Loss on sale of joint venture investment	—	394	—
Loss on extinguishment of debt	—	7,643	—
Share-based payment awards under the Directors Plan	433	413	523
Share-based payment awards under the RSP	86	14	—
Deferred income tax expense (benefit)	(523)	(276)	408
Origination of loans held-for-sale	(48,957)	(114,323)	(39,937)
Proceeds from loan sales	51,657	115,202	40,041
Net changes in operating assets and liabilities which provided (used) cash:
Other assets	1,208	(821)	1,512
Accrued interest payable and other liabilities	146	398	637
Net cash provided by (used in) operating activities	25,501	21,997	23,303
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	26,855	33,840
Maturities, calls, and principal payments	100,289	97,844	81,543
Purchases	(262,266)	(28,658)	(39,896)
Sale of joint venture investment	—	1,000	—
Net loan principal (originations) collections	(63,210)	(52,132)	(58,974)
Proceeds from sales of foreclosed assets	716	409	706
Purchases of premises and equipment	(1,593)	(1,518)	(1,335)
Purchases of corporate owned life insurance policies	(4,272)	(625)	—
Proceeds from redemption of corporate owned life insurance policies	1,114	2,387	—
Funding of low income housing tax credit investments	(413)	(429)	(404)
Net cash provided by (used in) investing activities	(229,635)	45,133	15,480

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2021	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$144,022	$252,466	$21,158
Net increase (decrease) in fed funds purchased and repurchase agreements	(18,585)	37,748	(9,300)
Net increase (decrease) in FHLB advances	(70,000)	(162,643)	(55,000)
Issuance of subordinated debt, net of unamortized issuance costs	29,106	—	—
Cash dividends paid on common stock	(8,367)	(8,524)	(8,282)
Proceeds from issuance of common stock	1,593	4,185	4,876
Common stock repurchased	(13,758)	(2,702)	(4,003)
Common stock purchased for deferred compensation obligations	(1,187)	(1,592)	(1,131)
Net cash provided by (used in) financing activities	62,824	118,938	(51,682)
Increase (decrease) in cash and cash equivalents	(141,310)	186,068	(12,899)
Cash and cash equivalents at beginning of period	246,640	60,572	73,471
Cash and cash equivalents at end of period	$105,330	$246,640	$60,572
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,601	$14,204	$17,827
Income taxes paid	4,050	846	745
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$361	$531	$645
Note receivable arising from sale of joint venture investment	—	3,227	—
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
For additional information, see “Note 18 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services throughout 30 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, individuals and their families. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. Other related financial products include trust and investment services, safe deposit box rentals, and various insurance related products. Active competition, principally from other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and insurance companies, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates, changes in the local economic environment and changes in regulations.
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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $278,844 and $301,377 with capitalized servicing rights of $2,124 and $2,308 at December 31, 2021 and 2020, respectively, which are included in other assets.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $747, $625, and $626 related to residential mortgage loans serviced for others during 2021, 2020, and 2019, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $211 and $527 as of December 31, 2021 and 2020, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock. Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2021	2020
FHLB Stock	$15,050	$15,050
FRB Stock	1,999	1,999
Other	334	334
Total	$17,383	$17,383
EQUITY COMPENSATION PLANS: At December 31, 2021, the Directors Plan had 189,364 shares eligible to be issued to participants, for which the Rabbi Trust held 105,654 shares. We had 176,215 shares to be issued at December 31, 2020, with 59,162 shares held in the Rabbi Trust.
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

Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,843 and $2,810 as of December 31, 2021 and 2020, respectively, which is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $33, $87, and $125 for 2021, 2020, and 2019, respectively.
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
For additional information, see “Note 12 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 14 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2020 and 2019 consolidated financial statements have been reclassified to conform with the 2021 presentation.

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

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$212,379	$—	$2,676	$209,703
States and political subdivisions	116,836	4,457	88	121,205
Auction rate money market preferred	3,200	42	—	3,242
Mortgage-backed securities	54,710	1,438	—	56,148
Collateralized mortgage obligations	90,435	1,876	10	92,301
Corporate	8,150	19	167	8,002
Total	$485,710	$7,832	$2,941	$490,601

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
States and political subdivisions	$137,710	$5,946	$—	$143,656
Auction rate money market preferred	3,200	37	—	3,237
Mortgage-backed securities	85,926	2,726	—	88,652
Collateralized mortgage obligations	97,430	4,553	—	101,983
Corporate	1,700	—	—	1,700
Total	$325,966	$13,262	$—	$339,228
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2021 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$202,634	$9,745	$—	$—	$212,379
States and political subdivisions	15,898	54,344	19,351	27,243	—	116,836
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	54,710	54,710
Collateralized mortgage obligations	—	—	—	—	90,435	90,435
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$15,898	$256,978	$37,246	$27,243	$148,345	$485,710
Fair value	$16,039	$256,332	$37,770	$28,769	$151,691	$490,601
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

A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2021	2020	2019
Proceeds from sales of AFS securities	$—	$26,855	$33,840
Realized gains (losses)	$—	$71	$6
Applicable income tax expense (benefit)	$—	$15	$1
The following information pertains to AFS securities with gross unrealized losses at December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses in a continuous loss position at December 31, 2020.

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$2,676	$209,703	$—	$—	$2,676
States and political subdivisions	88	9,674	—	—	88
Collateralized mortgage obligations	10	11,165	—	—	10
Corporate	167	6,283	—	—	167
Total	$2,941	$236,825	$—	$—	$2,941
Number of securities in an unrealized loss position:		40		—	40
The reduction in unrealized gains on our AFS securities portfolio resulted from the recent increases in intermediate-term and long-term benchmark interest rates.
As of December 31, 2021 and 2020, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of December 31, 2021 and 2020, with the exception of one municipal bond previously identified which had no activity during the period.

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
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Government agency guarantee may be required. Personal guarantees and/or life insurance beneficiary assignments are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports..
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $80,000 as of December 31, 2021. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Full or partial loan balances are charged against the ALLL when we believe uncollectability is probable. Subsequent recoveries, if any, are credited to the ALLL
The ALLL is evaluated on a regular basis for appropriateness. Our periodic review of the collectability of a loan considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at December 31, 2021. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(32)	(77)	(12)	(486)	—	(607)
Recoveries	133	12	162	177	—	484
Provision for loan losses	(523)	43	(766)	419	309	(518)
December 31, 2021	$1,740	$289	$747	$908	$5,419	$9,103

	Allowance for Loan Losses
	Year Ended December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2020	$1,914	$634	$2,047	$922	$2,422	$7,939
Charge-offs	(7)	(24)	(28)	(322)	—	(381)
Recoveries	149	39	136	197	—	521
Provision for loan losses	106	(338)	(792)	1	2,688	1,665
December 31, 2020	$2,162	$311	$1,363	$798	$5,110	$9,744

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$13	$—	$565	$—	$—	$578
Collectively evaluated for impairment	1,727	289	182	908	5,419	8,525
Total	$1,740	$289	$747	$908	$5,419	$9,103
Loans
Individually evaluated for impairment	$9,267	$14,189	$3,454	$—		$26,910
Collectively evaluated for impairment	798,172	79,766	322,907	73,282		1,274,127
Total	$807,439	$93,955	$326,361	$73,282		$1,301,037

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2020
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$84	$56	$771	$—	$—	$911
Collectively evaluated for impairment	2,078	255	592	798	5,110	8,833
Total	$2,162	$311	$1,363	$798	$5,110	$9,744
Loans
Individually evaluated for impairment	$9,821	$13,796	$4,319	$—		$27,936
Collectively evaluated for impairment	746,865	86,665	303,224	73,621		1,210,375
Total	$756,686	$100,461	$307,543	$73,621		$1,238,311

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,010	6,881	—	15,891	453	—	453	16,344
3 - High satisfactory	86,135	46,087	72,001	204,223	9,361	4,295	13,656	217,879
4 - Low satisfactory	448,489	104,375	—	552,864	36,483	15,986	52,469	605,333
5 - Special mention	13,212	1,351	—	14,563	13,096	3,452	16,548	31,111
6 - Substandard	13,519	5,738	—	19,257	6,252	3,803	10,055	29,312
7 - Vulnerable	222	119	—	341	499	275	774	1,115
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,587	$164,851	$72,001	$807,439	$66,144	$27,811	$93,955	$901,394

	2020
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	2,308	13,406	—	15,714	541	11	552	16,266
3 - High satisfactory	69,327	51,093	50,258	170,678	14,411	5,312	19,723	190,401
4 - Low satisfactory	403,733	122,025	—	525,758	34,464	17,600	52,064	577,822
5 - Special mention	15,049	6,174	—	21,223	13,137	3,240	16,377	37,600
6 - Substandard	15,854	6,130	—	21,984	5,267	2,693	7,960	29,944
7 - Vulnerable	26	1,303	—	1,329	3,208	387	3,595	4,924
8 - Doubtful	—	—	—	—	190	—	190	190
9 - Loss	—	—	—	—	—	—	—	—
Total	$506,297	$200,131	$50,258	$756,686	$71,218	$29,243	$100,461	$857,147
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$135	$—	$—	$222	$357	$570,230	$570,587
Commercial other	85	—	—	119	204	164,647	164,851
Advances to mortgage brokers	—	—	—	—	—	72,001	72,001
Total commercial	220	—	—	341	561	806,878	807,439
Agricultural
Agricultural real estate	213	—	—	499	712	65,432	66,144
Agricultural other	—	—	—	275	275	27,536	27,811
Total agricultural	213	—	—	774	987	92,968	93,955
Residential real estate
Senior liens	2,016	37	97	93	2,243	290,900	293,143
Junior liens	—	—	—	—	—	2,439	2,439
Home equity lines of credit	7	—	—	37	44	30,735	30,779
Total residential real estate	2,023	37	97	130	2,287	324,074	326,361
Consumer
Secured	186	—	—	—	186	70,259	70,445
Unsecured	10	—	—	—	10	2,827	2,837
Total consumer	196	—	—	—	196	73,086	73,282
Total	$2,652	$37	$97	$1,245	$4,031	$1,297,006	$1,301,037

	2020
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$333	$—	$—	$26	$359	$505,938	$506,297
Commercial other	486	—	—	1,303	1,789	198,342	200,131
Advances to mortgage brokers	—	—	—	—	—	50,258	50,258
Total commercial	819	—	—	1,329	2,148	754,538	756,686
Agricultural
Agricultural real estate	—	—	—	3,398	3,398	67,820	71,218
Agricultural other	1	—	—	387	388	28,855	29,243
Total agricultural	1	—	—	3,785	3,786	96,675	100,461
Residential real estate
Senior liens	3,203	145	—	199	3,547	269,425	272,972
Junior liens	25	—	—	—	25	3,791	3,816
Home equity lines of credit	8	—	—	—	8	30,747	30,755
Total residential real estate	3,236	145	—	199	3,580	303,963	307,543
Consumer
Secured	93	—	—	—	93	70,349	70,442
Unsecured	3	—	—	—	3	3,176	3,179
Total consumer	96	—	—	—	96	73,525	73,621
Total	$4,152	$145	$—	$5,313	$9,610	$1,228,701	$1,238,311

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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$192	$193	$9	$1,668	$69
Commercial other	2,802	2,802	4	1,909	103
Agricultural real estate	—	—	—	553	11
Agricultural other	—	—	—	169	—
Residential real estate senior liens	3,417	3,688	565	3,794	151
Total impaired loans with a valuation allowance	6,411	6,683	578	8,093	334
Impaired loans without a valuation allowance
Commercial real estate	5,829	6,145		6,313	398
Commercial other	444	444		1,963	68
Agricultural real estate	9,538	9,538		9,739	699
Agricultural other	4,651	4,651		4,269	235
Home equity lines of credit	37	37		5	—
Total impaired loans without a valuation allowance	20,499	20,815		22,289	1,400
Impaired loans
Commercial	9,267	9,584	13	11,853	638
Agricultural	14,189	14,189	—	14,730	945
Residential real estate	3,454	3,725	565	3,799	151
Total impaired loans	$26,910	$27,498	$578	$30,382	$1,734

	2020
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,048	$2,290	$79	$1,384	$121
Commercial other	107	107	5	464	20
Agricultural real estate	1,994	1,994	54	2,099	103
Agricultural other	1,355	1,355	2	1,355	78
Residential real estate senior liens	4,319	4,661	771	4,836	197
Total impaired loans with a valuation allowance	9,823	10,407	911	10,138	519
Impaired loans without a valuation allowance
Commercial real estate	3,006	3,080		3,679	210
Commercial other	4,660	4,660		3,730	150
Agricultural real estate	8,681	8,731		7,704	302
Agricultural other	1,766	1,766		2,361	105
Home equity lines of credit	—	—		61	5
Consumer secured	—	—		1	—
Total impaired loans without a valuation allowance	18,113	18,237		17,536	772
Impaired loans
Commercial	9,821	10,137	84	9,257	501
Agricultural	13,796	13,846	56	13,519	588
Residential real estate	4,319	4,661	771	4,897	202
Consumer	—	—	—	1	—
Total impaired loans	$27,936	$28,644	$911	$27,674	$1,291
We had committed to advance $266 and $98 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, as of December 31, 2021 and 2020, respectively.
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
4.The borrower has declared, or is in the process of declaring, bankruptcy.
5.The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2021			2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	5	$4,761	$4,761	10	$5,224	$5,224
Agricultural other	6	3,712	3,712	5	3,194	3,194
Residential real estate	—	—	—	3	136	136
Total	11	$8,473	$8,473	18	$8,554	$8,554
The following table summarizes the nature of the concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2021				2020
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$3,189	4	$1,572	2	$987	8	$4,237
Agricultural other	6	3,712	—	—	—	—	5	3,194
Residential real estate	—	—	—	—	—	—	3	136
Total	7	$6,901	4	$1,572	2	$987	16	$7,567
We did not restructure any loans by forgiving principal or accrued interest during 2021 or 2020.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2021 and 2020, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2021	2020
TDRs	$25,725	$24,930
Measures we have taken to assist our customers include loan programs that provide short-term payment relief.  Under these programs, borrowers whose loans were in good standing as of March 1, 2020 could elect to defer full or partial payments for a period not to exceed 180 days.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provided confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not categorized as TDRs. Pursuant to this guidance, borrowers granted a short-term loan modification meeting this criteria were not categorized as TDR as of December 31, 2021 or 2020.

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2021	2020
Land	$6,164	$6,164
Buildings and improvements	30,738	30,503
Furniture and equipment	36,132	35,896
Total	73,034	72,563
Less: accumulated depreciation	48,615	47,423
Premises and equipment, net	$24,419	$25,140
Depreciation expense amounted to $2,314, $2,620, and $2,908 in 2021, 2020, and 2019, respectively.
Note 6 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2021 and 2020.
Identifiable intangible assets were as follows as of December 31:

	2021
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,559	$20

	2020
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,530	$49
Amortization expense associated with identifiable intangible assets was $29, $48, and $72 in 2021, 2020, and 2019, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next four years succeeding December 31, 2021, and thereafter is as follows:

Estimated Amortization Expense
2022	$15
2023	2
2024	2
2025	1
Total	$20

Note 7 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2022	$180,936
2023	55,448
2024	21,215
2025	23,163
2026	19,919
Thereafter	81
Total	$300,762
Interest expense on time deposits greater than $250 was $980 in 2021, $1,883 in 2020 and $2,001 in 2019.
Note 8 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances for the years ended December 31, 2021 and 2020. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased for the years ended December 31:

	2021			2020
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$71,059	$57,451	0.09%	$83,499	$35,514	0.10%
Federal funds purchased	80	2	0.47%	—	4	0.49%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $50,173 and $68,773 at December 31, 2021 and 2020, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows at December 31:

	2021		2020
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$50,162	0.07%	$68,747	0.13%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2021	2020
Pledged to secure borrowed funds	$334,415	$302,041
Pledged to secure repurchase agreements	50,173	68,773
Pledged for public deposits and for other purposes necessary or required by law	28,154	39,641
Total	$412,742	$410,455

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2021	2020
U.S. Treasury	$9,711	$—
States and political subdivisions	13,491	12,728
Mortgage-backed securities	13,174	30,250
Collateralized mortgage obligations	13,797	25,795
Total	$50,173	$68,773
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of December 31, 2021, we had the ability to borrow up to an additional $298,662, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2021		2020
	Amount	Rate	Amount	Rate
Fixed rate due 2021	$—	—%	$50,000	1.91%
Variable rate due 2021 (1)	—	—%	10,000	0.52%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2026	—	—%	10,000	1.17%
Total	$20,000	1.97%	$90,000	1.68%
(1) Hedged advance (see “Derivative Instruments” section below)
In October 2021, the fixed rate FHLB advance due in 2026 was put by the FHLB.
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
The following table provides information on derivatives related to variable rate borrowings as of December 31, 2020. There were no derivatives related to variable rate borrowings as of December 31, 2021 as the interest rate swap related to borrowings matured during the second quarter of 2021.

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
Subordinated Notes
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
The following table summarizes our outstanding notes at December 31:

	2021
	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%
Unamortized issuance costs	(842)
Total subordinated debt, net	$29,158
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2021	2020
Unfunded commitments under lines of credit	$231,120	$241,637
Commercial and standby letters of credit	1,738	5,964
Commitments to grant loans	32,448	26,939
Total	$265,306	$274,540
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $788 and $3,557 at December 31, 2021 and 2020, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $2,255 and $4,661 at December 31, 2021 and 2020, respectively. The fair value of these forward loan sale commitments was $2,330 and $4,778 at December 31, 2021 and 2020, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Banking regulations required us to maintain cash reserve balances in currency or deposits with the FRB until March of 2020 when reserve requirements were reduced to zero. Correspondent banks may require us to maintain minimum cash reserve balances. At December 31, 2021 and 2020, the reserve balances related to correspondent banks amounted to $500 and $500, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2021, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2022, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $30,500.

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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2021 and 2020, that we met all capital adequacy requirements.
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
As of December 31, 2021 and 2020, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There were no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$171,255	12.91%	$92,849	7.00%	$86,217	6.50%
Consolidated	160,871	12.07%	93,297	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	171,255	12.91%	112,746	8.50%	106,114	8.00%
Consolidated	160,871	12.07%	113,289	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	180,358	13.60%	139,274	10.50%	132,642	10.00%
Consolidated	199,132	14.94%	139,945	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	171,255	8.54%	80,171	4.00%	100,214	5.00%
Consolidated	160,871	7.97%	80,733	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$153,102	12.28%	$87,273	7.00%	$81,039	6.50%
Consolidated	162,532	12.97%	87,675	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	153,102	12.28%	105,975	8.50%	99,741	8.00%
Consolidated	162,532	12.97%	106,462	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	162,846	13.06%	130,910	10.50%	124,676	10.00%
Consolidated	172,276	13.75%	131,512	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	153,102	7.97%	76,814	4.00%	96,018	5.00%
Consolidated	162,532	8.37%	77,671	4.00%	N/A	N/A
Note 11 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP, see "Note 12 – Benefit Plans."
Earnings per common share have been computed based on the following for the years ended December 31:

	2021	2020	2019
Average number of common shares outstanding for basic calculation	7,853,398	7,959,705	7,909,794
Average potential effect of common shares in the Directors Plan (1)	99,813	143,878	185,248
Average potential effect of common shares in the RSP	12,750	2,508	—
Average number of common shares outstanding used to calculate diluted earnings per common share	7,965,961	8,106,091	8,095,042
Net income	$19,499	$10,885	$13,024
Earnings per common share
Basic	$2.48	$1.37	$1.65
Diluted	$2.45	$1.34	$1.61
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
For 2021, 2020 and 2019, expenses attributable to the plan were $792, $813, and $764, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2021	2020
Change in benefit obligation
Benefit obligation, January 1	$10,358	$10,209
Interest cost	233	306
Actuarial loss (gain)	(357)	682
Benefits paid, including plan expenses	(509)	(839)
Benefit obligation, December 31	9,725	10,358
Change in plan assets
Fair value of plan assets, January 1	8,263	8,352
Investment return (loss)	831	750
Contributions	64	—
Benefits paid, including plan expenses	(509)	(839)
Fair value of plan assets, December 31	8,649	8,263
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(1,076)	$(2,095)
Accumulated benefit obligation at December 31	$9,725	$10,358

	2021	2020
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,095)	$(1,857)
Contributions	64	—
Net periodic benefit cost	31	(176)
Net change in unrecognized actuarial loss and prior service cost	924	(62)
Accrued pension benefit cost at December 31	$(1,076)	$(2,095)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).

The components of net periodic benefit cost are as follows for the years ended December 31:

	2021	2020	2019
Interest cost on benefit obligation	$233	$306	$378
Expected return on plan assets	(486)	(488)	(452)
Amortization of unrecognized actuarial net loss	222	206	214
Settlement loss	—	152	128
Net periodic benefit cost	$(31)	$176	$268
During 2021, 2020 and 2019, settlement losses of $0, $152 and $128 were recognized in connection with lump-sum benefit distributions, respectively. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2021 includes net unrecognized pension costs before income taxes of $2,550.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2021	2020	2019
Discount rate	2.43%	2.30%	3.07%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2021	2020	2019
Discount rate	2.30%	3.07%	4.11%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2021		2020
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$127	$127	$69	$69
Common collective trusts
Fixed income	3,750	3,750	3,851	3,851
Equity investments	4,772	4,772	4,343	4,343
Total	$8,649	$8,649	$8,263	$8,263
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020:
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
We anticipate contributions to the plan in 2022 to approximate net contribution costs.
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2022	$1,042
2023	650
2024	601
2025	714
2026	875
2027 - 2031	2,935
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

The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2021		2020
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	83,710	$2,135	117,053	$2,291
Shares held in Rabbi Trust	105,654	2,694	59,162	1,158
Total	189,364	$4,829	176,215	$3,449
Cash Incentive Plans
Executive Cash Incentive Plan
On June 24, 2020, we amended and restated the Isabella Bank Corporation Employee Cash Incentive Plans to create two separate plans: one for non-executive employees and the other, the Isabella Bank Corporation Executive Cash Incentive Plan for executive employees. The executive plan provides separate potential payouts for Isabella Bank's CEO, President and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 20% to 30% of the employee's annual salary. Expenses related to this plan for 2021 and 2020 were $253 and $165, respectively.
Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2021, 2020 and 2019 were $1,063, $1,101, and $1,070, respectively. Prior to 2020, such expenses included cash incentives for all eligible employees, including executives.
Restricted Stock Plan
We adopted the RSP, an equity-based bonus plan, in 2020. Under the RSP, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO, President and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards follows for the years ended December 31:

	2021		2020
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	4,658	$82	—	$—
Granted	15,465	336	4,658	82
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, December 31	20,123	$418	4,658	$82
Compensation expense related to the RSP for 2021 and 2020 were $86 and $14, respectively. As of December 31, 2021, there was $319 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.71 years.
Stock Award Incentive Plan
We maintained an equity incentive plan for the purpose of promoting growth and operating profitability, as well as attracting and retaining executive officers of outstanding competence, through ownership of equity. Under this plan, common stock was granted to specified individuals subject to certain conditions, and the transfer of shares granted under the plan is restricted. Expenses related to this plan was $171 for 2019. This plan was terminated in 2020 with the adoption of our Restricted Stock Plan.

Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2021, 2020 and 2019 were $352, $373, and $355, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $100 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $3,297 in 2021, $1,868 in 2020 and $2,445 in 2019.
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2021, 2020 and 2019, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2021, 2020 and 2019.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2021	2020	2019
Debit card income	$3,623	$2,961	$2,667
Trust service fees	2,707	2,294	2,269
Investment advisory fees	364	284	523
Service charges and fees related to deposit accounts	312	290	317
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 14 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2021	2020	2019
Audit, consulting, and legal fees	$2,066	$1,836	$1,884
ATM and debit card fees	1,810	1,441	1,210
Marketing costs	939	877	762
Memberships and subscriptions	877	740	700
Loan underwriting fees	849	825	905
Donations and community relations	705	723	1,026
Director fees	703	695	788
FDIC insurance premiums	690	612	211
All other	2,183	2,725	3,075
Total other noninterest expenses	$10,822	$10,474	$10,561

Note 15 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2021	2020	2019
Currently payable	$4,371	$1,263	$972
Deferred expense (benefit)	(523)	(276)	408
Income tax expense	$3,848	$987	$1,380

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the year ended December 31:

	2021	2020	2019
Income taxes at statutory rate	$4,903	$2,493	$3,025
Effect of nontaxable income
Interest income on tax exempt municipal securities	(643)	(802)	(990)
Earnings on corporate owned life insurance policies	(225)	(346)	(160)
Other	312	288	283
Total effect of nontaxable income	(556)	(860)	(867)
Effect of nondeductible expenses	46	68	108
Effect of tax credits	(617)	(830)	(984)
Unrecognized deferred tax benefit on joint venture investment	72	116	98
Federal income tax expense	$3,848	$987	$1,380
The losses recognized for December 31, 2021, 2020 and 2019 related to our joint venture investment in CSS, which was sold during the fourth quarter of 2020. The sale of this investment resulted in a capital loss carryforward that is unlikely to be recognized in the foreseeable future. As such, we did not recognize a deferred tax asset as of December 31, 2021, 2020 and 2019 related to our investment and capital loss in CSS.

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

	2021	2020
Deferred tax assets
Allowance for loan losses	$1,635	$1,724
Deferred compensation	1,553	1,475
Employee benefit plans	98	59
Core deposit premium and acquisition expenses	759	751
Net unrecognized actuarial losses on pension plan	536	729
Net unrealized gains on derivative instruments	—	11
Life insurance death benefit payable	497	497
Other	867	890
Total deferred tax assets	5,945	6,136
Deferred tax liabilities
Prepaid pension cost	309	290
Premises and equipment	1,729	2,196
Accretion on securities	61	36
Core deposit premium and acquisition expenses	947	910
Net unrealized gains on available-for-sale securities	1,018	2,777
Other	834	956
Total deferred tax liabilities	4,898	7,165
Net deferred tax assets (liabilities)	$1,047	$(1,029)
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2018. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2021 and 2020 and we are not aware of any claims for such amounts by federal income tax authorities.

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
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2019, 2020 and 2021 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2019	$(5,200)	$256	$(2,741)	$(7,685)
OCI before reclassifications	12,276	(256)	(210)	11,810
Amounts reclassified from AOCI	(6)	—	268	262
Subtotal	12,270	(256)	58	12,072
Tax effect	(2,458)	54	(12)	(2,416)
OCI, net of tax	9,812	(202)	46	9,656
Balance, December 31, 2019	4,612	54	(2,695)	1,971
OCI before reclassifications	7,474	(121)	(238)	7,115
Amounts reclassified from AOCI	(71)	—	176	105
Subtotal	7,403	(121)	(62)	7,220
Tax effect	(1,530)	25	12	(1,493)
OCI, net of tax	5,873	(96)	(50)	5,727
Balance, December 31, 2020	10,485	(42)	(2,745)	7,698
OCI before reclassifications	(8,371)	53	955	(7,363)
Amounts reclassified from AOCI	—	—	(31)	(31)
Subtotal	(8,371)	53	924	(7,394)
Tax effect	1,759	(11)	(193)	1,555
OCI, net of tax	(6,612)	42	731	(5,839)
Balance, December 31, 2021	$3,873	$—	$(2,014)	$1,859
Included in OCI are changes in unrealized gains and losses related to auction rate money market preferred stocks. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2021			2020			2019
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$5	$(8,376)	$(8,371)	$118	$7,356	$7,474	$565	$11,711	$12,276
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(71)	(71)	—	(6)	(6)
Net unrealized gains (losses)	5	(8,376)	(8,371)	118	7,285	7,403	565	11,705	12,270
Tax effect	—	1,759	1,759	—	(1,530)	(1,530)	—	(2,458)	(2,458)
Unrealized gains (losses), net of tax	$5	$(6,617)	$(6,612)	$118	$5,755	$5,873	$565	$9,247	$9,812
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2021	2020	2019
Unrealized gains (losses) on AFS securities
	$—	$71	$6	Net gains on sale of AFS securities
	—	15	1	Federal income tax expense
	$—	$56	$5	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$(31)	$176	$268	Other noninterest expenses
	(7)	37	56	Federal income tax (benefit) expense
	$(24)	$139	$212	Net income

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

The following tables list the quantitative fair value information about impaired loans as of:

	December 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$18,812	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%

	December 31, 2020
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 50%	32%
Discounted value	$19,540	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Other inventory	50%	50%
		Accounts receivable	25% - 50%	27%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$105,330	$105,330	$105,330	$—	$—
Mortgage loans AFS	1,735	1,797	—	1,797	—
Gross loans	1,301,037	1,296,841	—	—	1,296,841
Less allowance for loan and lease losses	9,103	9,103	—	—	9,103
Net loans	1,291,934	1,287,738	—	—	1,287,738
Accrued interest receivable	5,804	5,804	5,804	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,124	2,753	—	2,753	—
LIABILITIES
Deposits without stated maturities	1,409,577	1,409,577	1,409,577	—	—
Deposits with stated maturities	300,762	301,216	—	301,216	—
Federal funds purchased and repurchase agreements	50,162	50,153	—	50,153	—
FHLB advances	20,000	20,120	—	20,120	—
Subordinated debt, net of unamortized issuance costs	29,158	27,435	—	27,435	—
Accrued interest payable	251	251	251	—	—

	2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$246,640	$246,640	$246,640	$—	$—
Mortgage loans AFS	2,741	2,858	—	2,858	—
Gross loans	1,238,311	1,239,718	—	—	1,239,718
Less allowance for loan and lease losses	9,744	9,744	—	—	9,744
Net loans	1,228,567	1,229,974	—	—	1,229,974
Accrued interest receivable	6,882	6,882	6,882	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,308	2,480	—	2,480	—
LIABILITIES
Deposits without stated maturities	1,183,336	1,183,336	1,183,336	—	—
Deposits with stated maturities	382,981	389,455	—	389,455	—
Federal funds purchased and repurchase agreements	68,747	68,738	—	68,738	—
FHLB advances	90,000	91,512	—	91,512	—
Subordinated debt, net of unamortized issuance costs	—	—	—	—	—
Accrued interest payable	481	481	481	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2021				2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$209,703	$—	$209,703	$—	$—	$—	$—	$—
States and political subdivisions	121,205	—	121,205	—	143,656	—	143,656	—
Auction rate money market preferred	3,242	—	3,242	—	3,237	—	3,237	—
Mortgage-backed securities	56,148	—	56,148	—	88,652	—	88,652	—
Collateralized mortgage obligations	92,301	—	92,301	—	101,983	—	101,983	—
Corporate	8,002	—	8,002	—	1,700	—	1,700	—
Total AFS securities	490,601	—	490,601	—	339,228	—	339,228	—
Derivative instruments	—	—	—	—	54	—	54	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,812	—	—	18,812	19,540	—	—	19,540
OMSR	2,124	—	2,124	—	2,308	—	2,308	—
Foreclosed assets	211	—	—	211	527	—	—	527
Total	$511,748	$—	$492,725	$19,023	$361,657	$—	$341,590	$20,067
Percent of assets and liabilities measured at fair value		—%	96.28%	3.72%		—%	94.45%	5.55%
We recorded an impairment related to OMSR of $0 and $316 through earnings for the years ended December 31, 2021 and 2020. We recorded gains of $0 and losses of $41 through earnings related fair value changes in foreclosed assets for the years ended December 31, 2021 and 2020. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2021 and 2020.
Note 18 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2021	2020
Balance, January 1	$2,977	$3,695
New loans	43,264	837
Repayments	(23,683)	(1,555)
Balance, December 31	$22,558	$2,977
Total deposits of these principal officers and directors and their affiliates amounted to $15,268 and $7,604 at December 31, 2021 and 2020, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 20,000 shares of our common stock as of December 31, 2021 and 44,350 shares as of December 31, 2020. Such shares are included in the computation of dividends and earnings per share.

The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2021	2020	2019
Total assets	$1,511	$1,286	$1,678
Donations	$50	$—	$50
Note 19 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2021, 2020, and 2019 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 20 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2021	2020
ASSETS
Cash on deposit at the Bank	$11,535	$2,670
Investments in subsidiaries	178,395	166,096
Premises and equipment	1,482	1,529
Other assets	48,923	48,352
TOTAL ASSETS	$240,335	$218,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,158	$—
Other liabilities	129	59
Shareholders' equity	211,048	218,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$240,335	$218,647
Condensed Statements of Income

	Year Ended December 31
	2021	2020	2019
Income
Dividends from subsidiaries	$3,600	$9,300	$7,800
Interest income	12	1	7
Net income (loss) on CSS joint venture	—	577	(3,108)
Other income	17	—	—
Total income	3,629	9,878	4,699
Expenses
Interest expense	615	5	—
Occupancy and equipment	67	61	59
Audit, consulting, and legal fees	590	573	477
Director fees	352	356	368
Other	1,145	1,167	1,165
Total expenses	2,769	2,162	2,069
Income before income tax benefit and equity in undistributed earnings of subsidiaries	860	7,716	2,630
Federal income tax benefit	500	216	984
Income before equity in undistributed earnings of subsidiaries	1,360	7,932	3,614
Undistributed earnings of subsidiaries	18,139	2,953	9,410
Net income	$19,499	$10,885	$13,024

Condensed Statements of Cash Flows

	Year Ended December 31
	2021	2020	2019
Operating activities
Net income	$19,499	$10,885	$13,024
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(18,139)	(2,953)	(9,410)
Undistributed earnings of equity securities without readily determinable fair values	—	(394)	3,320
Loss on sale of joint venture investment	—	394	—
Share-based payment awards under the Directors Plan	433	413	523
Share-based payment awards under the RSP	86	14	—
Amortization of subordinated debt issuance costs	52	—	—
Depreciation	50	47	46
Deferred income tax expense (benefit)	(267)	351	114
Changes in operating assets and liabilities which provided (used) cash
Other assets	(304)	183	(285)
Other liabilities	70	40	69
Net cash provided by (used in) operating activities	1,480	8,980	7,401
Investing activities
Sale of joint venture investment	—	1,000	—
Purchases of premises and equipment	(2)	(37)	—
Net cash provided by (used in) investing activities	(2)	963	—
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	29,106	—	—
Cash dividends paid on common stock	(8,367)	(8,524)	(8,282)
Proceeds from the issuance of common stock	1,593	4,185	4,876
Common stock repurchased	(13,758)	(2,702)	(4,003)
Common stock purchased for deferred compensation obligations	(1,187)	(1,592)	(1,131)
Net cash provided by (used in) financing activities	7,387	(8,633)	(8,540)
Increase (decrease) in cash and cash equivalents	8,865	1,310	(1,139)
Cash and cash equivalents at beginning of period	2,670	1,360	2,499
Cash and cash equivalents at end of period	$11,535	$2,670	$1,360

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2021.
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
Based upon these criteria, we believe that, as of December 31, 2021, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2021 consolidated financial statements and our internal control over financial reporting as of December 31, 2021. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board of Directors. Rehmann has issued an unqualified audit opinion on our 2021 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2021, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)
March 15, 2022

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 15, 2022
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2022 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	83,710	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	20,123	(4)	—	(5)	—	(6)
Total	103,833
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
(3) As of December 31, 2021, the Directors Plan had 189,364 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 105,654 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
(4) This amount includes shares subject to outstanding stock awards at the maximum amount of shares issuable under such awards.  However, payout of incentive awards is contingent on the individual and the Corporation reaching certain levels of performance.  If the performance criteria for these awards are not fully satisfied, the award recipient will receive less than the maximum number of shares eligible under these grants and may receive nothing from these grants. Additionally, this amount assumes the closing price of our common stock as of the award grant dates for purposes of the conversion from awards to common stock.
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

Report of Independent Registered Public Accounting Firm, Rehmann Robson LLC (PCAOB ID: 263)
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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3.1	Amended Articles of Incorporation (1)
	3.2	Amendment to the Articles of Incorporation (2)
	3.3	Amendment to the Articles of Incorporation (3)
	3.4	Amendment to the Articles of Incorporation (4)
	3.5	Amendment to the Articles of Incorporation (7)
	3.6	Amended Bylaws (5)
	3.7	Amendment to Bylaws (6)
	3.8	Amendment to Bylaws (9)
	3.9	Amendment to Bylaws (10)
	4.1	Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (16)
	4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (16)
	10.1	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10.2	Isabella Bank Corporation Split Dollar Plan* (12)
	10.3	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10.4	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10.5	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10.6	Isabella Bank Corporation Restricted Stock Plan* (15)
	10.7	Amendment to the Isabella Bank Corporation Restricted Stock Plan*
	10.8	Isabella Bank Corporation Executive Cash Incentive Plan* (15)
	10.9	Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	10.10	Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**
104	Cover Page Interactive Data File

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 26, 2020, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 2, 2021, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 15, 2022
Jae A. Evans, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 15, 2022
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 15, 2022
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2022
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 15, 2022
Jennifer L. Gill

/s/ Thomas L. Kleinhardt	Director	March 15, 2022
Thomas L. Kleinhardt

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 15, 2022
Neil M. McDonnell

/s/ Richard L. McGuirk	Director	March 15, 2022
Richard L. McGuirk

/s/ Sarah R. Opperman	Director	March 15, 2022
Sarah R. Opperman

/s/ Chad R. Payton	Director	March 15, 2022
Chad R. Payton

/s/ Vicki L. Rupp	Director	March 15, 2022
Vicki L. Rupp

/s/ Jerome Schwind	Isabella Bank President and Director	March 15, 2022
Jerome Schwind

/s/ Gregory V. Varner	Director	March 15, 2022
Gregory V. Varner