Form 10-Q
period 2022-03-31
ISABELLA BANK Corp
filed 2022-04-29
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,544,284 as of April 26, 2022.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2022	December 31 2021
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$18,611	$25,563
Interest bearing balances due from banks	142,575	79,767
Total cash and cash equivalents	161,186	105,330
AFS securities, at fair value	544,919	490,601
Mortgage loans AFS	969	1,735
Loans
Commercial	727,614	807,439
Agricultural	88,169	93,955
Residential real estate	328,559	326,361
Consumer	74,029	73,282
Gross loans	1,218,371	1,301,037
Less allowance for loan and lease losses	9,204	9,103
Net loans	1,209,167	1,291,934
Premises and equipment	24,339	24,419
Corporate owned life insurance policies	32,341	32,472
Equity securities without readily determinable fair values	15,095	17,383
Goodwill and other intangible assets	48,298	48,302
Accrued interest receivable and other assets	24,619	19,982
TOTAL ASSETS	$2,060,933	$2,032,158
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$461,473	$448,352
Interest bearing demand deposits	387,187	364,563
Certificates of deposit under $250 and other savings	843,341	818,841
Certificates of deposit over $250	72,160	78,583
Total deposits	1,764,161	1,710,339
Borrowed funds
Federal funds purchased and repurchase agreements	51,353	50,162
FHLB advances	10,000	20,000
Subordinated debt, net of unamortized issuance costs	29,181	29,158
Total borrowed funds	90,534	99,320
Accrued interest payable and other liabilities	10,396	11,451
Total liabilities	1,865,091	1,821,110
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,542,758 shares (including 111,482 shares held in the Rabbi Trust) in 2022 and 7,532,641 shares (including 105,654 shares held in the Rabbi Trust) in 2021	129,189	129,052
Shares to be issued for deferred compensation obligations	4,691	4,545
Retained earnings	78,295	75,592
Accumulated other comprehensive income (loss)	(16,333)	1,859
Total shareholders’ equity	195,842	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,060,933	$2,032,158
See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2022	2021
Interest income
Loans, including fees	$12,378	$13,097
AFS securities
Taxable	1,615	1,165
Nontaxable	660	865
Federal funds sold and other	109	163
Total interest income	14,762	15,290
Interest expense
Deposits	936	1,668
Borrowings
Federal funds purchased and repurchase agreements	9	16
FHLB advances	72	405
Subordinated debt, net of unamortized issuance costs	266	—
Total interest expense	1,283	2,089
Net interest income	13,479	13,201
Provision for loan losses	37	(523)
Net interest income after provision for loan losses	13,442	13,724
Noninterest income
Service charges and fees	2,209	1,695
Wealth management fees	754	696
Net gain on sale of mortgage loans	224	745
Earnings on corporate owned life insurance policies	210	186
Gains from redemption of corporate owned life insurance policies	52	146
Other	98	64
Total noninterest income	3,547	3,532
Noninterest expenses
Compensation and benefits	6,074	5,877
Furniture and equipment	1,450	1,373
Occupancy	966	945
Other	2,830	2,622
Total noninterest expenses	11,320	10,817
Income before federal income tax expense	5,669	6,439
Federal income tax expense	935	1,041
NET INCOME	$4,734	$5,398
Earnings per common share
Basic	$0.63	$0.68
Diluted	$0.62	$0.67
Cash dividends per common share	$0.27	$0.27

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2022	2021
Net income	$4,734	$5,398
Unrealized gains (losses) on AFS securities arising during the period	(22,928)	(3,545)
Tax effect (1)	4,736	742
Unrealized gains (losses) on AFS securities, net of tax	(18,192)	(2,803)
Unrealized gains (losses) on derivative instruments arising during the period	—	26
Tax effect (1)	—	(5)
Unrealized gains (losses) on derivative instruments, net of tax	—	21
Other comprehensive income (loss), net of tax	(18,192)	(2,782)
Comprehensive income (loss)	$(13,458)	$2,616
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	5,398	(2,782)	2,616
Issuance of common stock	18,482	387	—	—	—	387
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	160	—	—	160
Share-based compensation expense recognized in earnings under the RSP	—	4	—	—	—	4
Common stock purchased for deferred compensation obligations	—	(194)	—	—	—	(194)
Common stock repurchased	(56,846)	(1,149)	—	—	—	(1,149)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,130)	—	(2,130)
Balance, March 31, 2021	7,958,883	$141,366	$4,272	$67,728	$4,916	$218,282
Balance, January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	4,734	(18,192)	(13,458)
Issuance of common stock	17,379	439	—	—	—	439
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	149	—	—	149
Share-based compensation expense recognized in earnings under the RSP	—	31	—	—	—	31
Common stock purchased for deferred compensation obligations	—	(151)	—	—	—	(151)
Common stock repurchased	(7,262)	(185)	—	—	—	(185)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,031)	—	(2,031)
Balance, March 31, 2022	7,542,758	$129,189	$4,691	$78,295	$(16,333)	$195,842

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2022	2021
OPERATING ACTIVITIES
Net income	$4,734	$5,398
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	37	(523)
Depreciation	542	612
Amortization of OMSR	37	32
Amortization of acquisition intangibles	4	7
Amortization of subordinated debt issuance costs	23	—
Net amortization of AFS securities	547	438
Net gain on sale of mortgage loans	(224)	(745)
Change in OMSR valuation allowance	(300)	—
Net (gains) losses on foreclosed assets	(11)	28
Increase in cash value of corporate owned life insurance policies, net of expenses	(200)	(177)
Gains from redemption of corporate owned life insurance policies	(52)	(146)
Share-based payment awards under the Directors Plan	149	160
Share-based payment awards under the RSP	31	4
Origination of loans held-for-sale	(7,069)	(17,692)
Proceeds from loan sales	8,059	19,213
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	338	1,602
Accrued interest payable and other liabilities	(1,016)	(1,135)
Net cash provided by (used in) operating activities	5,629	7,076
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	13,568	19,388
Purchases	(91,361)	(51,467)
Net loan principal (originations) collections	82,726	42,365
Proceeds from sales of foreclosed assets	39	193
Purchases of premises and equipment	(462)	(358)
Proceeds from redemption of corporate owned life insurance policies	383	558
Proceeds from sale of FHLB Stock	2,288	—
Funding of low income housing tax credit investments	(39)	(226)
Net cash provided by (used in) investing activities	7,142	10,453

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2022	2021
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$53,822	$77,264
Net increase (decrease) in fed funds purchased and repurchase agreements	1,191	(16,780)
Net increase (decrease) in FHLB advances	(10,000)	—
Cash dividends paid on common stock	(2,031)	(2,130)
Proceeds from issuance of common stock	439	387
Common stock repurchased	(185)	(1,149)
Common stock purchased for deferred compensation obligations	(151)	(194)
Net cash provided by (used in) financing activities	43,085	57,398
Increase (decrease) in cash and cash equivalents	55,856	74,927
Cash and cash equivalents at beginning of period	105,330	246,640
Cash and cash equivalents at end of period	$161,186	$321,567
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$1,081	$2,111
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$4	$78

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications: Certain amounts reported in the interim 2021 consolidated financial statements have been reclassified to conform with the 2022 presentation.
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update requires disclosure of decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance was originally effective for interim and annual periods beginning after December 15, 2019. Effective October 16, 2019, the FASB approved and issued changes to the implementation date of this guidance for some filers. As a smaller reporting company, as defined by the SEC, our implementation date was delayed from January 1, 2020 to January 1, 2023. Early adoption continues to be permissible under the revised implementation date. This guidance is not expected to have a significant impact on the results of our operations and financial statement disclosures.

We have invested a considerable amount of effort toward this guidance and will continue to do so until our implementation date. An internal committee was formed and is accountable for timely and accurate adoption of the guidance. A service provider that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions was engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We run parallel processes to ensure we are ready to calculate, review, and report the ACL by the required implementation date. Our calculations of the ACL indicate levels consistent with levels of our current ALLL. As such, we do not believe the adoption and implementation of CECL will have a significant impact to our financial results.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,925	$—	$13,657	$218,268
States and political subdivisions	114,112	1,595	1,692	114,015
Auction rate money market preferred	3,200	—	333	2,867
Mortgage-backed securities	50,775	9	1,206	49,578
Collateralized mortgage obligations	154,794	138	2,491	152,441
Corporate	8,150	—	400	7,750
Total	$562,956	$1,742	$19,779	$544,919

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$212,379	$—	$2,676	$209,703
States and political subdivisions	116,836	4,457	88	121,205
Auction rate money market preferred	3,200	42	—	3,242
Mortgage-backed securities	54,710	1,438	—	56,148
Collateralized mortgage obligations	90,435	1,876	10	92,301
Corporate	8,150	19	167	8,002
Total	$485,710	$7,832	$2,941	$490,601
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2022 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,925	$—	$—	$—	$231,925
States and political subdivisions	15,866	52,934	18,472	26,840	—	114,112
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	50,775	50,775
Collateralized mortgage obligations	—	—	—	—	154,794	154,794
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$15,866	$284,859	$26,622	$26,840	$208,769	$562,956
Fair value	$15,917	$271,929	$26,157	$26,030	$204,886	$544,919
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
The following information pertains to AFS securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$13,657	$218,268	$—	$—	$13,657
States and political subdivisions	1,660	21,890	32	3,137	1,692
Auction rate money market preferred	—	—	333	2,867	333
Mortgage-backed securities	1,206	48,345	—	—	1,206
Collateralized mortgage obligations	2,491	104,218	—	—	2,491
Corporate	371	6,079	29	1,672	400
Total	$19,385	$398,800	$394	$7,676	$19,779
Number of securities in an unrealized loss position:		102		36	138

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$2,676	$209,703	$—	$—	$2,676
States and political subdivisions	88	9,674	—	—	88
Collateralized mortgage obligations	10	11,165	—	—	10
Corporate	167	6,283	—	—	167
Total	$2,941	$236,825	$—	$—	$2,941
Number of securities in an unrealized loss position:		40		—	40
The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates.

As of March 31, 2022 and December 31, 2021, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of March 31, 2022 or December 31, 2021, with the exception of one municipal bond previously identified in 2016 which had no activity during the period.

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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers (“advances”). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $80,000. The difference between our outstanding balance and the maximum outstanding aggregate amount is classified as an unfunded commitment.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2022. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021. There have been no material changes to the ALLL and credit quality remained strong during the first quarter of 2022.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	—	—	—	(91)	—	(91)
Recoveries	14	2	28	111	—	155
Provision for loan losses	(509)	92	(50)	(220)	724	37
March 31, 2022	$1,245	$383	$725	$708	$6,143	$9,204

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$9	$—	$564	$—	$—	$573
Collectively evaluated for impairment	1,236	383	161	708	6,143	8,631
Total	$1,245	$383	$725	$708	$6,143	$9,204
Loans
Individually evaluated for impairment	$9,072	$11,101	$3,290	$—		$23,463
Collectively evaluated for impairment	718,542	77,068	325,269	74,029		1,194,908
Total	$727,614	$88,169	$328,559	$74,029		$1,218,371

	Allowance for Loan Losses
	Three Months Ended March 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(31)	—	—	(128)	—	(159)
Recoveries	82	2	55	70	—	209
Provision for loan losses	(514)	(83)	(255)	216	113	(523)
March 31, 2021	$1,699	$230	$1,163	$956	$5,223	$9,271

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$13	$—	$565	$—	$—	$578
Collectively evaluated for impairment	1,727	289	182	908	5,419	8,525
Total	$1,740	$289	$747	$908	$5,419	$9,103
Loans
Individually evaluated for impairment	$9,267	$14,189	$3,454	$—		$26,910
Collectively evaluated for impairment	798,172	79,766	322,907	73,282		1,274,127
Total	$807,439	$93,955	$326,361	$73,282		$1,301,037

The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	March 31, 2022
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,022	8,541	—	17,563	383	—	383	17,946
3 - High satisfactory	76,238	38,751	—	114,989	8,458	4,635	13,093	128,082
4 - Low satisfactory	457,918	101,340	—	559,258	35,592	12,352	47,944	607,202
5 - Special mention	13,770	2,499	—	16,269	12,805	4,489	17,294	33,563
6 - Substandard	13,301	5,615	—	18,916	6,409	2,763	9,172	28,088
7 - Vulnerable	212	107	—	319	116	167	283	602
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,461	$157,153	$—	$727,614	$63,763	$24,406	$88,169	$815,783

	December 31, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,010	6,881	—	15,891	453	—	453	16,344
3 - High satisfactory	86,135	46,087	72,001	204,223	9,361	4,295	13,656	217,879
4 - Low satisfactory	448,489	104,375	—	552,864	36,483	15,986	52,469	605,333
5 - Special mention	13,212	1,351	—	14,563	13,096	3,452	16,548	31,111
6 - Substandard	13,519	5,738	—	19,257	6,252	3,803	10,055	29,312
7 - Vulnerable	222	119	—	341	499	275	774	1,115
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,587	$164,851	$72,001	$807,439	$66,144	$27,811	$93,955	$901,394
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2022
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$68	$—	$—	$212	$280	$570,181	$570,461
Commercial other	25	—	—	107	132	157,021	157,153
Advances to mortgage brokers	—	—	—	—	—	—	—
Total commercial	93	—	—	319	412	727,202	727,614
Agricultural
Agricultural real estate	—		—	116	116	63,647	63,763
Agricultural other	—	—	—	167	167	24,239	24,406
Total agricultural	—	—	—	283	283	87,886	88,169
Residential real estate
Senior liens	1,384	—	—	145	1,529	292,732	294,261
Junior liens	14	—	—	—	14	2,221	2,235
Home equity lines of credit	17	—	—	—	17	32,046	32,063
Total residential real estate	1,415	—	—	145	1,560	326,999	328,559
Consumer
Secured	88	12	—	—	100	70,814	70,914
Unsecured	9	—	—	—	9	3,106	3,115
Total consumer	97	12	—	—	109	73,920	74,029
Total	$1,605	$12	$—	$747	$2,364	$1,216,007	$1,218,371

	December 31, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$135	$—	$—	$222	$357	$570,230	$570,587
Commercial other	85	—	—	119	204	164,647	164,851
Advances to mortgage brokers	—	—	—	—	—	72,001	72,001
Total commercial	220	—	—	341	561	806,878	807,439
Agricultural
Agricultural real estate	213	—	—	499	712	65,432	66,144
Agricultural other	—	—	—	275	275	27,536	27,811
Total agricultural	213	—	—	774	987	92,968	93,955
Residential real estate
Senior liens	2,016	37	97	93	2,243	290,900	293,143
Junior liens	—	—	—	—	—	2,439	2,439
Home equity lines of credit	7	—	—	37	44	30,735	30,779
Total residential real estate	2,023	37	97	130	2,287	324,074	326,361
Consumer
Secured	186	—	—	—	186	70,259	70,445
Unsecured	10	—	—	—	10	2,827	2,837
Total consumer	196	—	—	—	196	73,086	73,282
Total	$2,652	$37	$97	$1,245	$4,031	$1,297,006	$1,301,037
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

The following is a summary of impaired loans as of:

	March 31, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$192	$192	$8	$192	$193	$9
Commercial other	2,671	2,671	1	2,802	2,802	4
Residential real estate senior liens	3,290	3,562	564	3,417	3,688	565
Total impaired loans with a valuation allowance	6,153	6,425	573	6,411	6,683	578
Impaired loans without a valuation allowance
Commercial real estate	5,740	6,056		5,829	6,145
Commercial other	469	469		444	444
Agricultural real estate	7,967	7,967		9,538	9,538
Agricultural other	3,134	3,134		4,651	4,651
Home equity lines of credit	—	—		37	37
Total impaired loans without a valuation allowance	17,310	17,626		20,499	20,815
Impaired loans
Commercial	9,072	9,388	9	9,267	9,584	13
Agricultural	11,101	11,101	—	14,189	14,189	—
Residential real estate	3,290	3,562	564	3,454	3,725	565
Total impaired loans	$23,463	$24,051	$573	$26,910	$27,498	$578

The following is a summary of impaired loans for the:

	Three Months Ended March 31
	2022		2021
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$189	$3	$2,424	$28
Commercial other	2,737	30	54	—
Agricultural real estate	—	—	1,510	11
Agricultural other	—	—	678	—
Residential real estate senior liens	3,354	35	4,228	43
Total impaired loans with a valuation allowance	6,280	68	8,894	82
Impaired loans without a valuation allowance
Commercial real estate	5,785	85	4,907	101
Commercial other	457	11	4,674	40
Agricultural real estate	8,753	124	9,418	132
Agricultural other	3,893	45	3,023	61
Home equity lines of credit	19	—	—	—
Total impaired loans without a valuation allowance	18,907	265	22,022	334
Impaired loans
Commercial	9,168	129	12,059	169
Agricultural	12,646	169	14,629	204
Residential real estate	3,373	35	4,228	43
Total impaired loans	$25,187	$333	$30,916	$416
We had committed to advance $1,310 and $266 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, of March 31, 2022 and December 31, 2021, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended March 31
	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	3	$4,652	$4,652
Agricultural other	—	—	—	6	3,712	3,712
Residential real estate	1	98	98	—	—	—
Total	1	$98	$98	9	$8,364	$8,364
The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended March 31
	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	1	$3,189	2	$1,463
Agricultural other	—	—	—	—	6	3,712	—	—
Residential real estate	—	—	1	98	—	—	—	—
Total	—	$—	1	$98	7	$6,901	2	$1,463
We did not restructure any loans by forgiving principal or accrued interest in the three-month periods ended March 31, 2022 or 2021.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three-month periods ended March 31, 2022 and 2021 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31 2022	December 31 2021
TDRs	$22,745	$25,725

Note 5 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three-month periods ended March 31, 2022 and 2021.
A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended March 31
	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$53,970	$49,058	0.07%	$54,288	$54,145	0.12%
Federal funds purchased	$—	$1	0.61%	$—	$—	—%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $51,665 and $50,173 at March 31, 2022 and December 31, 2021, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$51,353	0.13%	$50,162	0.07%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2022	December 31 2021
Pledged to secure borrowed funds	$334,415	$334,415
Pledged to secure repurchase agreements	51,665	50,173
Pledged for public deposits and for other purposes necessary or required by law	28,154	28,154
Total	$414,234	$412,742
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2022	December 31 2021
U.S. Treasury	$10,000	$9,711
States and political subdivisions	14,718	13,491
Mortgage-backed securities	12,938	13,174
Collateralized mortgage obligations	14,009	13,797
Total	$51,665	$50,173
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2022, we had the ability to borrow up to an additional $326,885, without pledging additional collateral.

FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate due 2022	$10,000	1.87%	$20,000	1.97%
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
The following table summarizes our outstanding notes as of:

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(819)		(842)
Total subordinated debt, net	$29,181		$29,158
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2022	2021
Average number of common shares outstanding for basic calculation	7,533,711	7,969,462
Average potential effect of common shares in the Directors Plan (1)	83,538	114,384
Average potential effect of common shares in the RSP	22,439	4,678
Average number of common shares outstanding used to calculate diluted earnings per common share	7,639,688	8,088,524
Net income	$4,734	$5,398
Earnings per common share
Basic	$0.63	$0.68
Diluted	$0.62	$0.67
(1)Exclusive of shares held in the Rabbi Trust

Note 7 – Restricted Stock Plan
We adopted the RSP, an equity-based bonus plan, in 2020. Under the RSP, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO, President, and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	20,123	$418	4,658	$82
Granted	6,723	174	15,465	336
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, March 31	26,846	$592	20,123	$418

Expense related to RSP awards was $31 and $4 for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022, there was $424 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 3.08 years.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2022	2021
Audit, consulting, and legal fees	$549	$436
ATM and debit card fees	434	417
Donations and community relations	287	146
Marketing costs	239	209
Memberships and subscriptions	217	211
Director fees	201	159
Loan underwriting fees	182	190
FDIC insurance premiums	125	231
All other	596	623
Total other noninterest expenses	$2,830	$2,622

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2022	2021
Income taxes at statutory rate	$1,190	$1,352
Effect of nontaxable income
Interest income on tax exempt municipal securities	(134)	(172)
Earnings on corporate owned life insurance policies	(55)	(70)
Other	(4)	(6)
Total effect of nontaxable income	(193)	(248)
Effect of nondeductible expenses	11	9
Effect of tax credits	(73)	(72)
Federal income tax expense	$935	$1,041
Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2022				2021
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$3,873	$—	$(2,014)	$1,859	$10,485	$(42)	$(2,745)	$7,698
OCI before reclassifications	(22,928)	—	—	(22,928)	(3,545)	26	—	(3,519)
Tax effect	4,736	—	—	4,736	742	(5)	—	737
OCI, net of tax	(18,192)	—	—	(18,192)	(2,803)	21	—	(2,782)
Balance, March 31	$(14,319)	$—	$(2,014)	$(16,333)	$7,682	$(21)	$(2,745)	$4,916
Included in OCI for the three-month periods ended March 31, 2022 and 2021 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(375)	$(22,553)	$(22,928)	$(13)	$(3,532)	$(3,545)
Tax effect	—	4,736	4,736	—	742	742
Unrealized gains (losses), net of tax	$(375)	$(17,817)	$(18,192)	$(13)	$(2,790)	$(2,803)

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

The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 40%	28%
Discounted value	$15,639	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	45%	45%

	December 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$18,812	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$161,186	$161,186	$161,186	$—	$—
Mortgage loans AFS	969	1,002	—	1,002	—
Gross loans	1,218,371	1,203,988	—	—	1,203,988
Less allowance for loan and lease losses	9,204	9,204	—	—	9,204
Net loans	1,209,167	1,194,784	—	—	1,194,784
Accrued interest receivable	6,176	6,176	6,176	—	—
Equity securities without readily determinable fair values (1)	15,095	N/A	—	—	—
OMSR	2,388	2,763	—	2,763	—
LIABILITIES
Deposits without stated maturities	1,483,855	1,483,855	1,483,855	—	—
Deposits with stated maturities	280,306	275,379	—	275,379	—
Federal funds purchased and repurchase agreements	51,353	51,339	—	51,339	—
FHLB advances	10,000	10,030	—	10,030	—
Subordinated debt, net of unamortized issuance costs	29,181	26,128	—	26,128	—
Accrued interest payable	210	210	210	—	—

	December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$105,330	$105,330	$105,330	$—	$—
Mortgage loans AFS	1,735	1,797	—	1,797	—
Gross loans	1,301,037	1,296,841	—	—	1,296,841
Less allowance for loan and lease losses	9,103	9,103	—	—	9,103
Net loans	1,291,934	1,287,738	—	—	1,287,738
Accrued interest receivable	5,804	5,804	5,804	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,124	2,753	—	2,753	—
LIABILITIES
Deposits without stated maturities	1,409,577	1,409,577	1,409,577	—	—
Deposits with stated maturities	300,762	301,216	—	301,216	—
Federal funds purchased and repurchase agreements	50,162	50,153	—	50,153	—
FHLB advances	20,000	20,120	—	20,120	—
Subordinated debt, net of unamortized issuance costs	29,158	27,435	—	27,435	—
Accrued interest payable	251	251	251	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$218,268	$—	$218,268	$—	$209,703	$—	$209,703	$—
States and political subdivisions	114,015	—	114,015	—	121,205	—	121,205	—
Auction rate money market preferred	2,867	—	2,867	—	3,242	—	3,242	—
Mortgage-backed securities	49,578	—	49,578	—	56,148	—	56,148	—
Collateralized mortgage obligations	152,441	—	152,441	—	92,301	—	92,301	—
Corporate	7,750	—	7,750	—	8,002	—	8,002	—
Total AFS securities	544,919	—	544,919	—	490,601	—	490,601	—
Nonrecurring items
Impaired loans (net of the ALLL)	15,639	—	—	15,639	18,812	—	—	18,812
Foreclosed assets	—	—	—	—	211	—	—	211
Total	$560,558	$—	$544,919	$15,639	$509,624	$—	$490,601	$19,023
Percent of assets and liabilities measured at fair value		—%	97.21%	2.79%		—%	96.27%	3.73%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2022. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of March 31, 2022 and December 31, 2021 and for the three-month periods ended March 31, 2022 and 2021, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2022	December 31 2021
ASSETS
Cash on deposit at the Bank	$10,094	$11,535
Investments in subsidiaries	164,756	178,395
Premises and equipment	1,469	1,482
Other assets	49,063	48,923
TOTAL ASSETS	$225,382	$240,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,181	$29,158
Other liabilities	359	129
Shareholders' equity	195,842	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$225,382	$240,335
Interim Condensed Statements of Income

	Three Months Ended March 31
	2022	2021
Income
Dividends from subsidiaries	$800	$1,300
Interest income	3	—
Other income	4	6
Total income	807	1,306
Expenses
Interest expense	266	—
Occupancy and equipment	17	16
Audit, consulting, and legal fees	120	118
Director fees	106	85
Other	280	264
Total expenses	789	483
Income before income tax benefit and equity in undistributed earnings of subsidiaries	18	823
Federal income tax benefit	163	100
Income before equity in undistributed earnings of subsidiaries	181	923
Undistributed earnings of subsidiaries	4,553	4,475
Net income	$4,734	$5,398

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$4,734	$5,398
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,553)	(4,475)
Share-based payment awards under the Directors Plan	149	160
Share-based payment awards under the RSP	31	4
Amortization of subordinated debt issuance costs	23	—
Depreciation	13	13
Changes in operating assets and liabilities which provided (used) cash
Other assets	(140)	478
Other liabilities	230	1,204
Net cash provided by (used in) operating activities	487	2,782
Investing activities
Financing activities
Cash dividends paid on common stock	(2,031)	(2,130)
Proceeds from the issuance of common stock	439	387
Common stock repurchased	(185)	(1,149)
Common stock purchased for deferred compensation obligations	(151)	(194)
Net cash provided by (used in) financing activities	(1,928)	(3,086)
Increase (decrease) in cash and cash equivalents	(1,441)	(304)
Cash and cash equivalents at beginning of period	11,535	2,670
Cash and cash equivalents at end of period	$10,094	$2,366

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three-month periods ended March 31, 2022 and 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2022, we reported net income of $4,734 and earnings per common share of $0.63. Net income and earnings per common share for the same periods of 2021 were $5,398 and $0.68, respectively. While we had a reduction in gross interest income of $528 during the three-month period ended March 31, 2022, compared to the same period in 2021, net interest income increased $278. Developments leading to the decline in interest income was largely driven by the lowering of interest rates and the decrease in SBA PPP fee income. Conversely, we benefited from lower interest rates and a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $806 for the three-month period ended March 31, 2022, compared to the same period in 2021.
The provision for loan losses during the three months ended March 31, 2022 was $37, compared to a provision reversal of $523 for the same period in 2021. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the ALLL and provision expense. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first three months of 2021. Credit quality remained strong at March 31, 2022, as evidenced by total past due and nonaccrual loans which were $2,364, or 0.19% of gross loans. Additionally, during the first three months of 2022, there were net loan recoveries of $64.
Noninterest income increased $15 during the first three months of 2022 compared to the same period in 2021. Service charges and fees, a component of noninterest income, increased $514 while there was a reduction in gain on sale of mortgage loans of $521, as residential mortgage originations declined. Noninterest expenses for the first three months of 2022 increased $503 in comparison to the same period in 2021 and is primarily a result of increased compensation, professional services, and donations and community relations related expenses.
As of March 31, 2022, total assets and assets under management were $2,060,933 and $2,838,318, respectively. Assets under management include loans sold and serviced of $275,556 and investment and trust assets managed by Isabella Wealth of $501,829, in addition to assets on our consolidated balance sheet. Loans outstanding as of March 31, 2022 totaled $1,218,371. Since December 31, 2021, gross loans declined $82,666 as a result of a $72,001 reduction in advances to mortgage brokers, included within the commercial loan portfolio. Total deposits were $1,764,161 as of March 31, 2022, which was an increase of $53,822 since December 31, 2021. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio increased $54,318 since December 31, 2021, predominantly due to $91,361 in purchases, offset by maturities and an increase in net unrealized losses. The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has negatively impacted our tangible book value.
Our net yield on interest earning assets (FTE) was 2.86% for the three months ended March 31, 2022, as compared to 2.98% for the three months ended March 31, 2021. Management implemented strategic programs focused on improving our net yield as rates declined, which included enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits as funding sources. While these efforts have helped, the current interest rate environment plus the elevated cash position has had a negative impact on the yield of interest earning assets. With a rate increase during the first quarter of 2022 and future rate increases expected during the remainder of the year, we expect to see improvement in our net yield on interest earning assets.

Recent Events and Legislation
Impact of COVID-19: Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19.  The pandemic created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries. During 2020, many customers expressed their concern about the uncertain economic conditions and the magnitude of its impact. In response to these concerns, various measures were deployed to assist our customers. One of these measures included changes to service charges and fees on deposit accounts as the COVID-19 pandemic led to an increase in the need for electronic services and products. To ease the financial stress on our customers, we elected to temporarily waive select deposit account charges and fees and remove others, which remain in effect. Other measures we took to assist our customers included loan programs that provide short-term payment relief. In addition to loan payment relief, we facilitated more than 950 SBA PPP loans for a total of $99,459 during 2020 and had the opportunity to continue providing funding in 2021 under an additional government stimulus program where we funded 845 SBA PPP loans for a total of $54,551.
The full impact of the pandemic, including the uncertainties surrounding the pandemic, remain in 2022. However, significant progress has been made towards the development of vaccinations and medical treatments. Additionally, improved safety guidelines and the easing of restrictions have occurred since the onset of the pandemic. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by continued developments related to the COVID-19 pandemic. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in the interim 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.
Subsequent Events
We evaluated subsequent events after March 31, 2022 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between March 31, 2022 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
INCOME STATEMENT DATA
Interest income	$14,762	$15,041	$15,142	$14,640	$15,290
Interest expense	1,283	1,567	1,829	1,927	2,089
Net interest income	13,479	13,474	13,313	12,713	13,201
Provision for loan losses	37	81	(107)	31	(523)
Noninterest income	3,547	3,608	3,367	3,315	3,532
Noninterest expenses	11,320	11,197	11,185	10,495	10,817
Federal income tax expense (benefit)	935	1,010	916	881	1,041
Net income (loss)	$4,734	$4,794	$4,686	$4,621	$5,398
PER SHARE
Basic earnings (loss)	$0.63	$0.63	$0.59	$0.58	$0.68
Diluted earnings (loss)	$0.62	$0.63	$0.58	$0.57	$0.67
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$19.56	$21.61	$21.87	$21.73	$21.35
Quoted market value
High	$26.00	$29.00	$26.74	$23.90	$22.50
Low	$24.50	$24.75	$22.55	$21.00	$19.45
Close (1)	$25.85	$25.50	$26.03	$23.00	$21.75
Common shares outstanding (1)	7,542,758	7,532,641	7,926,610	7,946,658	7,958,883
PERFORMANCE RATIOS
Return on average total assets	0.92%	0.96%	0.91%	0.91%	1.09%
Return on average shareholders' equity	9.02%	8.83%	8.35%	8.35%	9.78%
Return on average tangible shareholders' equity	11.72%	11.31%	10.65%	10.69%	12.53%
Net interest margin yield (FTE)	2.86%	2.86%	2.85%	2.79%	2.98%
BALANCE SHEET DATA (1)
Gross loans	$1,218,371	$1,301,037	$1,248,558	$1,206,663	$1,195,918
AFS securities	$544,919	$490,601	$494,384	$448,454	$367,324
Total assets	$2,060,933	$2,032,158	$2,082,701	$2,031,407	$2,015,432
Deposits	$1,764,161	$1,710,339	$1,692,316	$1,636,506	$1,643,581
Borrowed funds	$90,534	$99,320	$156,655	$161,395	$141,967
Shareholders' equity	$195,842	$211,048	$221,642	$220,990	$218,282
Gross loans to deposits	69.06%	76.07%	73.78%	73.73%	72.76%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$275,556	$278,844	$285,392	$290,033	$298,514
Assets managed by Isabella Wealth	$501,829	$516,243	$491,784	$493,287	$454,459
Total assets under management	$2,838,318	$2,827,245	$2,859,877	$2,814,727	$2,768,405
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.06%	0.10%	0.25%	0.28%	0.38%
Nonperforming assets to total assets	0.05%	0.08%	0.18%	0.19%	0.26%
ALLL to gross loans	0.76%	0.70%	0.73%	0.78%	0.78%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.50%	10.39%	10.64%	10.88%	10.83%
Tier 1 leverage	8.12%	7.97%	8.37%	8.46%	8.56%
Common equity tier 1 capital	12.83%	12.07%	13.07%	13.81%	13.77%
Tier 1 risk-based capital	12.83%	12.07%	13.07%	13.81%	13.77%
Total risk-based capital	15.84%	14.94%	16.03%	17.00%	14.54%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2022	March 31 2021	March 31 2020
INCOME STATEMENT DATA
Interest income	$14,762	$15,290	$16,201
Interest expense	1,283	2,089	4,199
Net interest income	13,479	13,201	12,002
Provision for loan losses	37	(523)	788
Noninterest income	3,547	3,532	2,998
Noninterest expenses	11,320	10,817	10,945
Federal income tax expense	935	1,041	203
Net income	$4,734	$5,398	$3,064
PER SHARE
Basic earnings	$0.63	$0.68	$0.39
Diluted earnings	$0.62	$0.67	$0.38
Dividends	$0.27	$0.27	$0.27
Tangible book value	$19.56	$21.35	$21.10
Quoted market value
High	$26.00	$22.50	$24.50
Low	$24.50	$19.45	$16.00
Close (1)	$25.85	$21.75	$18.00
Common shares outstanding (1)	7,542,758	7,958,883	7,921,291
PERFORMANCE RATIOS
Return on average total assets	0.92%	1.09%	0.68%
Return on average shareholders' equity	9.02%	9.78%	5.68%
Return on average tangible shareholders' equity	11.72%	12.53%	7.35%
Net interest margin yield (FTE)	2.86%	2.98%	2.98%
BALANCE SHEET DATA (1)
Gross loans	$1,218,371	$1,195,918	$1,175,936
AFS securities	$544,919	$367,324	$407,189
Total assets	$2,060,933	$2,015,432	$1,815,904
Deposits	$1,764,161	$1,643,581	$1,322,083
Borrowed funds	$90,534	$141,967	$263,171
Shareholders' equity	$195,842	$218,282	$215,498
Gross loans to deposits	69.06%	72.76%	88.95%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$275,556	$298,514	$257,285
Assets managed by Isabella Wealth	$501,829	$454,459	$359,968
Total assets under management	$2,838,318	$2,768,405	$2,433,157
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.06%	0.38%	0.59%
Nonperforming assets to total assets	0.05%	0.26%	0.43%
ALLL to gross loans	0.76%	0.78%	0.74%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.50%	10.83%	11.87%
Tier 1 leverage	8.12%	8.56%	9.09%
Common equity tier 1 capital	12.83%	13.77%	12.72%
Tier 1 risk-based capital	12.83%	13.77%	12.72%
Total risk-based capital	15.84%	14.54%	13.41%
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

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,235,788	$12,378	4.01%	$1,226,192	$12,776	4.17%	$1,201,693	$13,097	4.36%
Taxable investment securities	421,503	1,615	1.53%	383,175	1,391	1.45%	190,450	1,165	2.45%
Nontaxable investment securities	101,604	920	3.62%	104,115	889	3.42%	131,850	1,194	3.62%
Fed funds sold	3	—	0.06%	9	—	0.02%	2	—	0.01%
Other	163,353	109	0.27%	199,605	190	0.38%	295,104	163	0.22%
Total earning assets	1,922,251	15,022	3.13%	1,913,096	15,246	3.19%	1,819,099	15,619	3.43%
NONEARNING ASSETS
Allowance for loan losses	(9,128)			(9,082)			(9,833)
Cash and demand deposits due from banks	26,839			28,852			28,944
Premises and equipment	24,461			24,534			25,151
Accrued income and other assets	102,805			109,238			113,101
Total assets	$2,067,228			$2,066,638			$1,976,462
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$383,474	$50	0.05%	$367,130	$48	0.05%	$315,189	$77	0.10%
Savings deposits	615,335	159	0.10%	584,475	157	0.11%	531,302	149	0.11%
Time deposits	290,146	727	1.00%	306,817	874	1.14%	367,892	1,442	1.57%
Federal funds purchased and repurchase agreements	49,058	9	0.07%	60,508	13	0.09%	54,145	16	0.12%
FHLB advances	14,889	72	1.93%	40,543	209	2.06%	90,000	405	1.80%
Subordinated debt, net of unamortized issuance costs	29,166	266	3.65%	29,143	266	3.65%	—	—	—%
Total interest bearing liabilities	1,382,068	1,283	0.37%	1,388,616	1,567	0.45%	1,358,528	2,089	0.62%
NONINTEREST BEARING LIABILITIES
Demand deposits	458,343			449,766			383,189
Other	16,898			12,002			13,910
Shareholders’ equity	209,919			216,254			220,835
Total liabilities and shareholders’ equity	$2,067,228			$2,066,638			$1,976,462
Net interest income (FTE)		$13,739			$13,679			$13,530
Net yield on interest earning assets (FTE)			2.86%			2.86%			2.98%

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

	Three Months Ended March 31, 2022 Compared to December 31, 2021 Increase (Decrease) Due to			Three Months Ended March 31, 2022 Compared to March 31, 2021 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$99	$(497)	$(398)	$364	$(1,083)	$(719)
Taxable investment securities	144	80	224	1,010	(560)	450
Nontaxable investment securities	(22)	53	31	(274)	—	(274)
Other	(31)	(50)	(81)	(83)	29	(54)
Total changes in interest income	190	(414)	(224)	1,017	(1,614)	(597)
Changes in interest expense
Interest bearing demand deposits	2	—	2	14	(41)	(27)
Savings deposits	8	(6)	2	22	(12)	10
Time deposits	(46)	(101)	(147)	(264)	(451)	(715)
Federal funds purchased and repurchase agreements	(2)	(2)	(4)	(1)	(6)	(7)
FHLB advances	(125)	(12)	(137)	(361)	28	(333)
Subordinated debt, net of unamortized issuance costs	—	—	—	266	—	266
Total changes in interest expense	(163)	(121)	(284)	(324)	(482)	(806)
Net change in interest margin (FTE)	$353	$(293)	$60	$1,341	$(1,132)	$209
The current low interest rate environment continues to place pressure on our net interest margin. SBA PPP fee income has supported our yield on total earning assets. Given the uncertainty in rates and the economic environment as a result of COVID-19, improvement in our net yield on interest earning assets could be gradual.

	Average Yield / Rate for the Three-Month Periods Ended:
	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Total earning assets	3.13%	3.19%	3.23%	3.20%	3.43%
Total interest bearing liabilities	0.37%	0.45%	0.52%	0.56%	0.62%
Net yield on interest earning assets (FTE)	2.86%	2.86%	2.85%	2.79%	2.98%

	Quarter to Date Net Interest Income (FTE)
	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Total interest income (FTE)	$15,022	$15,246	$15,452	$14,954	$15,619
Total interest expense	1,283	1,567	1,829	1,927	2,089
Net interest income (FTE)	$13,739	$13,679	$13,623	$13,027	$13,530

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2022	2021
ALLL at beginning of period	$9,103	$9,744
Charge-offs
Commercial	—	31
Agricultural	—	—
Residential real estate	—	—
Consumer	91	128
Total charge-offs	91	159
Recoveries
Commercial	14	82
Agricultural	2	2
Residential real estate	28	55
Consumer	111	70
Total recoveries	155	209
Net loan charge-offs (recoveries)	(64)	(50)
Provision for loan losses	37	(523)
ALLL at end of period	$9,204	$9,271
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Total charge-offs	$91	$149	$246	$53	$159
Total recoveries	155	78	86	111	209
Net loan charge-offs (recoveries)	(64)	71	160	(58)	(50)
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.01%	0.01%	—%	—%
Provision for loan losses	$37	$81	$(107)	$31	$(523)
Provision for loan losses to average loans outstanding	—%	0.01%	(0.01)%	—%	(0.04)%
ALLL	$9,204	$9,103	$9,093	$9,360	$9,271
ALLL as a % of loans at end of period	0.76%	0.70%	0.73%	0.78%	0.78%
ALLL as a % of nonaccrual loans	1,232.13%	731.16%	295.52%	281.17%	204.57%
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at March 31, 2022. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during the second half of 2021. There have been no material changes to the ALLL and credit quality remained strong during the first quarter of 2022.

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
The following table illustrates the two main components of the ALLL as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
ALLL
Individually evaluated for impairment	$573	$578	$583	$1,201	$1,380
Collectively evaluated for impairment	8,631	8,525	8,510	8,159	7,891
Total	$9,204	$9,103	$9,093	$9,360	$9,271
ALLL to gross loans
Individually evaluated for impairment	0.05%	0.04%	0.05%	0.10%	0.12%
Collectively evaluated for impairment	0.71%	0.66%	0.68%	0.68%	0.66%
Total	0.76%	0.70%	0.73%	0.78%	0.78%
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

	Total Past Due and Nonaccrual Loans
	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Commercial	$412	$561	$345	$513	$1,434
Agricultural	283	987	2,860	3,014	3,051
Residential real estate	1,560	2,287	268	277	1,344
Consumer	109	196	25	109	34
Total	$2,364	$4,031	$3,498	$3,913	$5,863
Total past due and nonaccrual loans to gross loans	0.19%	0.31%	0.28%	0.32%	0.49%
Loans past due and in nonaccrual status continued to decline during the first quarter of 2022 as a result of increased credit quality. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended March 31, 2022
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2022	98	$25,276	6	$449	104	$25,725
New modifications	1	98	—	—	1	98
Principal advances (payments)	—	(1,736)	—	(39)	—	(1,775)
Loans paid off	(4)	(1,303)	—	—	(4)	(1,303)
March 31, 2022	95	$22,335	6	$410	101	$22,745

	Three Months Ended March 31, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	9	8,364	—	—	9	8,364
Principal advances (payments)	—	(1,060)	—	(162)	—	(1,222)
Loans paid off	(4)	(557)	—	—	(4)	(557)
March 31, 2021	113	$28,947	7	$2,568	120	$31,515
The following table summarizes our TDRs as of:

	March 31, 2022			December 31, 2021
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$22,197	$269	$22,466	$25,236	$294	$25,530	$(3,064)
Past due 30-59 days	138	45	183	40	85	125	58
Past due 60-89 days	—	—	—	—	—	—	—
Past due 90 days or more	—	96	96	—	70	70	26
Total	$22,335	$410	$22,745	$25,276	$449	$25,725	$(2,980)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,628	$5,883	$8	$5,707	$5,961	$9
Commercial other	3,140	3,140	1	3,246	3,246	4
Agricultural real estate	7,967	7,967	—	9,182	9,181	—
Agricultural other	3,134	3,134	—	4,543	4,543	—
Residential real estate senior liens	2,876	3,031	493	3,047	3,203	504
Total TDRs	22,745	23,155	502	25,725	26,134	517
Other impaired loans
Commercial real estate	304	365	—	314	377	—
Agricultural real estate	—	—	—	356	357	—
Agricultural other	—	—	—	108	108	—
Residential real estate senior liens	414	531	71	370	485	61
Home equity lines of credit	—	—	—	37	37	—
Total other impaired loans	718	896	71	1,185	1,364	61
Total impaired loans	$23,463	$24,051	$573	$26,910	$27,498	$578
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Nonaccrual status loans	$747	$1,245	$3,077	$3,329	$4,532
Accruing loans past due 90 days or more	—	97	—	—	—
Total nonperforming loans	747	1,342	3,077	3,329	4,532
Foreclosed assets	187	211	348	365	384
Debt securities	131	131	230	230	230
Total nonperforming assets	$1,065	$1,684	$3,655	$3,924	$5,146
Nonperforming loans as a % of total loans	0.06%	0.10%	0.25%	0.28%	0.38%
Nonperforming assets as a % of total assets	0.05%	0.08%	0.18%	0.19%	0.26%
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
The following table summarizes nonaccrual loans as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Commercial	$319	$341	$161	$182	$1,328
Agricultural	283	774	2,811	3,014	3,051
Residential real estate	145	130	105	133	153
Total	$747	$1,245	$3,077	$3,329	$4,532
Nonaccrual loans as a % of loans at end of period	0.06%	0.10%	0.25%	0.28%	0.38%
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Commercial	$127	$139	$146	$159	$127
Agricultural	283	310	2,347	2,362	2,399
Residential real estate	—	—	—	41	42
Total	$410	$449	$2,493	$2,562	$2,568
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2022	2021	$	%
Service charges and fees
ATM and debit card fees	$1,093	$999	$94	9.41%
Service charges and fees on deposit accounts	609	436	173	39.68%
Net OMSR income (loss)	264	(32)	296	N/M
Freddie Mac servicing fee	171	214	(43)	(20.09)%
Other fees for customer services	72	78	(6)	(7.69)%
Total service charges and fees	2,209	1,695	514	30.32%
Wealth management fees	754	696	58	8.33%
Net gain on sale of mortgage loans	224	745	(521)	(69.93)%
Earnings on corporate owned life insurance policies	210	186	24	12.90%
Gains from redemption of corporate owned life insurance policies	52	146	(94)	(64.38)%
All other	98	64	34	53.13%
Total noninterest income	$3,547	$3,532	$15	0.42%
Service charges and fees on deposit accounts increased during the first three months of 2022, mainly due to an increase in the number of deposit accounts. Service charges and fees during the remainder of 2022 are expected to continue to increase.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the gain recognized during the first quarter of 2022. We anticipate gains during the remainder 2022 as rates are expected to continue to increase.
The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand in early 2021 which led to an increase in the number and dollar amount of loans sold; as such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, due to our liquidity position, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold. As a result of this change in strategy, coupled with a decline in loan demand, net gain on sale of mortgage loans has declined in comparison to the prior year. As demand is expected to slow during the remainder of 2022, net gain on sale of mortgage loans is not expected to exceed 2021 levels.
We recognized gains during the first three months of 2022 and 2021 from the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2022	2021	$	%
Compensation and benefits	$6,074	$5,877	$197	3.35%
Furniture and equipment	1,450	1,373	77	5.61%
Occupancy	966	945	21	2.22%
Other
Audit, consulting, and legal fees	549	436	113	25.92%
ATM and debit card fees	434	417	17	4.08%
Donations and community relations	287	146	141	96.58%
Marketing costs	239	209	30	14.35%
Memberships and subscriptions	217	211	6	2.84%
Director fees	201	159	42	26.42%
Loan underwriting fees	182	190	(8)	(4.21)%
FDIC insurance premiums	125	231	(106)	(45.89)%
All other	596	623	(27)	(4.33)%
Total other noninterest expenses	2,830	2,622	208	7.93%
Total noninterest expenses	$11,320	$10,817	$503	4.65%
Audit, consulting, and legal fees have increased as a result of legal related expenses. Although legal expense is not expected to continue to increase at this level, audit, consulting, and legal fees will likely exceed 2021 levels for the remainder of 2022.
Donations and community relations increased during 2022 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve, which includes an expanded footprint. In addition to providing monetary contributions, some of these initiatives include volunteering our time, which is not a component of donations and community relations costs. While government restrictions and temporary business closures related to COVID-19 impacted our ability to maintain the level of support in early 2021, we have since increased the level of community support.
Director fees increased for the first quarter of 2022, when compared to the same period in 2021, as a result of the expansion with our board of directors.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2022	December 31 2021	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$161,186	$105,330	$55,856	53.03%
AFS securities
Amortized cost of AFS securities	562,956	485,710	77,246	15.90%
Unrealized gains (losses) on AFS securities	(18,037)	4,891	(22,928)	N/M
AFS securities	544,919	490,601	54,318	11.07%
Mortgage loans AFS	969	1,735	(766)	(44.15)%
Loans
Gross loans	1,218,371	1,301,037	(82,666)	(6.35)%
Less allowance for loan and lease losses	9,204	9,103	101	1.11%
Net loans	1,209,167	1,291,934	(82,767)	(6.41)%
Premises and equipment	24,339	24,419	(80)	(0.33)%
Corporate owned life insurance policies	32,341	32,472	(131)	(0.40)%
Equity securities without readily determinable fair values	15,095	17,383	(2,288)	(13.16)%
Goodwill and other intangible assets	48,298	48,302	(4)	(0.01)%
Accrued interest receivable and other assets	24,619	19,982	4,637	23.21%
TOTAL ASSETS	$2,060,933	$2,032,158	$28,775	1.42%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,764,161	$1,710,339	$53,822	3.15%
Borrowed funds	90,534	99,320	(8,786)	(8.85)%
Accrued interest payable and other liabilities	10,396	11,451	(1,055)	(9.21)%
Total liabilities	1,865,091	1,821,110	43,981	2.42%
Shareholders’ equity	195,842	211,048	(15,206)	(7.20)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,060,933	$2,032,158	$28,775	1.42%
As shown above, total assets increased $28,775 from December 31, 2021, driven primarily by an increase in AFS securities. Purchases of AFS securities were partially funded by a $53,822 increase in deposits. We experienced a $82,666 decrease in loans during the first three months of 2022 which was largely driven by a decrease in advances to mortgage brokers, which are included within the commercial loan portfolio.
The following table outlines the changes in loan balances:

	March 31 2022	December 31 2021	$ Change	% Change (unannualized)
Commercial	$727,614	$807,439	$(79,825)	(9.89)%
Agricultural	88,169	93,955	(5,786)	(6.16)%
Residential real estate	328,559	326,361	2,198	0.67%
Consumer	74,029	73,282	747	1.02%
Total	$1,218,371	$1,301,037	$(82,666)	(6.35)%

The following table displays loan balances as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Commercial	$727,614	$807,439	$757,993	$723,888	$725,540
Agricultural	88,169	93,955	93,782	95,197	91,629
Residential real estate	328,559	326,361	321,620	312,567	305,909
Consumer	74,029	73,282	75,163	75,011	72,840
Total	$1,218,371	$1,301,037	$1,248,558	$1,206,663	$1,195,918
Loan demand has been negatively impacted by the strong competition for new commercial loan opportunities while some customers hesitated to borrow due to the pandemic. Advances to mortgage brokers, within the commercial loan portfolio, was the driver behind the increase as of December 31, 2021, and the decline during the first quarter of 2022 as participation in this mortgage purchase program paused during most of 2021 and again in 2022. While we've recently experienced an increase in commercial loan demand, changes in advances to mortgage brokers and forgiveness of the remaining SBA PPP loans has lead to a decline in the commercial loan portfolio. As demand is expected to increase, we anticipate growth in the commercial loan portfolio during the remainder of 2022. Agricultural loans have declined over the last year due to the competitive lending environment. Residential mortgage lending activities have increased over the last year as interest rates declined. As interest rates are expected to increase in 2022, growth in residential and consumer loans is anticipated to continue but at a slower pace.
The following table outlines the changes in deposit balances:

	March 31 2022	December 31 2021	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$461,473	$448,352	$13,121	2.93%
Interest bearing demand deposits	387,187	364,563	22,624	6.21%
Savings deposits	635,195	596,662	38,533	6.46%
Certificates of deposit	279,708	297,696	(17,988)	(6.04)%
Internet certificates of deposit	598	3,066	(2,468)	(80.50)%
Total	$1,764,161	$1,710,339	$53,822	3.15%
The following table displays deposit balances as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Noninterest bearing demand deposits	$461,473	$448,352	$430,950	$428,410	$404,710
Interest bearing demand deposits	387,187	364,563	374,137	326,971	328,440
Savings deposits	635,195	596,662	572,136	549,134	555,688
Certificates of deposit	279,708	297,696	312,027	326,214	331,413
Brokered certificates of deposit	—	—	—	—	14,029
Internet certificates of deposit	598	3,066	3,066	5,777	9,301
Total	$1,764,161	$1,710,339	$1,692,316	$1,636,506	$1,643,581
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. This trend is anticipated to continue during 2022 as the financial markets continue to exhibit significant signs of instability. We experienced a decline in certificates of deposit over the past year as a result of the low interest rate environment with customers moving their funds into demand and savings accounts. Over the last few years, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit.

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
The following table displays fair values of AFS securities as of:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
U.S. Treasury	$218,268	$209,703	$192,069	$132,593	$29,371
States and political subdivisions	114,015	121,205	128,689	130,960	140,329
Auction rate money market preferred	2,867	3,242	3,246	3,260	3,224
Mortgage-backed securities	49,578	56,148	62,030	68,155	75,835
Collateralized mortgage obligations	152,441	92,301	100,767	109,294	116,865
Corporate	7,750	8,002	7,583	4,192	1,700
Total	$544,919	$490,601	$494,384	$448,454	$367,324
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

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Securities sold under agreements to repurchase without stated maturity dates	$51,353	$50,162	$67,519	$62,274	$51,967
FHLB advances	10,000	20,000	60,000	70,000	90,000
Fixed rate at 3.25% to floating, due 2031	29,181	29,158	29,136	29,121	—
Total	$90,534	$99,320	$156,655	$161,395	$141,967
Over the last few years, we used excess funds to reduce FHLB advances. On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders.
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 17,379 shares or $439 of common stock during the first three months of 2022, as compared to 18,482 shares or $387 of common stock during the same period in 2021. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $149 and $160 during the three-month periods ended March 31, 2022 and 2021, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $31 during the first three months of 2022, as compared to $4 during the same period in 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 7,262 shares or $185 of common stock during the first three months of 2022 and 56,846 shares or $1,149 during the first three months of 2021. As of March 31, 2022, we were authorized to repurchase up to an additional 460,229 shares of common stock.
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

	March 31, 2022			December 31, 2021
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.83%	7.00%	6.50%	12.07%	7.00%	6.50%
Tier 1 capital	12.83%	8.50%	8.00%	12.07%	8.50%	8.00%
Total capital	15.84%	10.50%	10.00%	14.94%	10.50%	10.00%
Tier 1 leverage	8.12%	4.00%	5.00%	7.97%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At March 31, 2022, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $615,930 or 29.89% of assets as of March 31, 2022, compared to $495,169 or 24.37% as of December 31, 2021. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits, an increase in unencumbered AFS securities from purchases during the first quarter of 2022, and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2022, we had available lines of credit of $326,885.

Our stress testing of liquidity increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at March 31, 2022, which is illustrated in the following table:

March 31 2022
Total cash and cash equivalents	$161,186
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	222,734
FRB Discount Window	6,151
Other lines of credit	5,000
Total available lines of credit	326,885
Unencumbered lendable value of FRB collateral, estimated[1]	350,000
Total cash and liquidity	$838,071
(1)Includes estimated unencumbered lendable value of FHLB collateral of $290,000
The following table summarizes our sources and uses of cash for the three-month period ended March 31:

	2022	2021	$ Variance
Net cash provided by (used in) operating activities	$5,629	$7,076	$(1,447)
Net cash provided by (used in) investing activities	7,142	10,453	(3,311)
Net cash provided by (used in) financing activities	43,085	57,398	(14,313)
Increase (decrease) in cash and cash equivalents	55,856	74,927	(19,071)
Cash and cash equivalents January 1	105,330	246,640	(141,310)
Cash and cash equivalents March 31	$161,186	$321,567	$(160,381)
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
The FRB has adopted a policy requiring banks to effectively manage the various risks that can have a material impact on safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures, and internal controls for measuring and managing these risks. Specifically, our ALCO policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long-term assets, limiting the mismatch in repricing opportunities of assets and liabilities, and the frequency of measuring and reporting to our Board of Directors.
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(A)None
(B)None
(C)Repurchases of Common Stock
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.
The following table provides information for the three-month period ended March 31, 2022, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				467,491
January 1-31	2,905	$25.47	2,905	464,586
February 1-28	2,648	25.68	2,648	461,938
March 1-31	1,709	25.16	1,709	460,229
Balance, March 31	7,262	$25.48	7,262	460,229
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

Isabella Bank Corporation

Date:	April 28, 2022	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2022	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)