Form 10-Q
period 2022-06-30
ISABELLA BANK Corp
filed 2022-07-28
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,553,726 as of July 26, 2022.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2022	December 31 2021
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,871	$25,563
Interest bearing balances due from banks	56,146	79,767
Total cash and cash equivalents	82,017	105,330
AFS securities, at fair value	557,590	490,601
Mortgage loans AFS	906	1,735
Loans
Commercial	772,567	807,439
Agricultural	94,726	93,955
Residential real estate	329,795	326,361
Consumer	74,822	73,282
Gross loans	1,271,910	1,301,037
Less allowance for loan and lease losses	9,700	9,103
Net loans	1,262,210	1,291,934
Premises and equipment	24,169	24,419
Corporate owned life insurance policies	32,552	32,472
Equity securities without readily determinable fair values	15,095	17,383
Goodwill and other intangible assets	48,294	48,302
Accrued interest receivable and other assets	25,540	19,982
TOTAL ASSETS	$2,048,373	$2,032,158
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$488,110	$448,352
Interest bearing demand deposits	370,284	364,563
Certificates of deposit under $250 and other savings	834,933	818,841
Certificates of deposit over $250	66,539	78,583
Total deposits	1,759,866	1,710,339
Borrowed funds
Federal funds purchased and repurchase agreements	47,247	50,162
FHLB advances	10,000	20,000
Subordinated debt, net of unamortized issuance costs	29,203	29,158
Total borrowed funds	86,450	99,320
Accrued interest payable and other liabilities	11,377	11,451
Total liabilities	1,857,693	1,821,110
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,553,113 shares (including 126,388 shares held in the Rabbi Trust) in 2022 and 7,532,641 shares (including 105,654 shares held in the Rabbi Trust) in 2021	129,115	129,052
Shares to be issued for deferred compensation obligations	4,791	4,545
Retained earnings	81,614	75,592
Accumulated other comprehensive income (loss)	(24,840)	1,859
Total shareholders’ equity	190,680	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,048,373	$2,032,158
See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest income
Loans, including fees	$13,179	$12,504	$25,557	$25,601
AFS securities
Taxable	2,027	1,140	3,642	2,305
Nontaxable	704	803	1,364	1,668
Federal funds sold and other	192	193	301	356
Total interest income	16,102	14,640	30,864	29,930
Interest expense
Deposits	854	1,444	1,790	3,112
Borrowings
Federal funds purchased and repurchase agreements	8	11	17	27
FHLB advances	47	389	119	794
Subordinated debt, net of unamortized issuance costs	266	83	532	83
Total interest expense	1,175	1,927	2,458	4,016
Net interest income	14,927	12,713	28,406	25,914
Provision for loan losses	485	31	522	(492)
Net interest income after provision for loan losses	14,442	12,682	27,884	26,406
Noninterest income
Service charges and fees	2,284	1,830	4,493	3,525
Wealth management fees	784	806	1,538	1,502
Net gain on sale of mortgage loans	170	375	394	1,120
Earnings on corporate owned life insurance policies	222	190	432	376
Other	135	114	285	324
Total noninterest income	3,595	3,315	7,142	6,847
Noninterest expenses
Compensation and benefits	6,037	5,700	12,111	11,577
Furniture and equipment	1,442	1,327	2,892	2,700
Occupancy	929	915	1,895	1,860
Other	3,253	2,553	6,083	5,175
Total noninterest expenses	11,661	10,495	22,981	21,312
Income before federal income tax expense	6,376	5,502	12,045	11,941
Federal income tax expense	1,081	881	2,016	1,922
NET INCOME	$5,295	$4,621	$10,029	$10,019
Earnings per common share
Basic	$0.70	$0.58	$1.33	$1.26
Diluted	$0.69	$0.57	$1.31	$1.24
Cash dividends per common share	$0.27	$0.27	$0.54	$0.54

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$5,295	$4,621	$10,029	$10,019
Unrealized gains (losses) on AFS securities arising during the period	(10,670)	988	(33,598)	(2,557)
Tax effect (1)	2,163	(201)	6,899	541
Unrealized gains (losses) on AFS securities, net of tax	(8,507)	787	(26,699)	(2,016)
Unrealized gains (losses) on derivative instruments arising during the period	—	27	—	53
Tax effect (1)	—	(6)	—	(11)
Unrealized gains (losses) on derivative instruments, net of tax	—	21	—	42
Other comprehensive income (loss), net of tax	(8,507)	808	(26,699)	(1,974)
Comprehensive income (loss)	$(3,212)	$5,429	$(16,670)	$8,045
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	10,019	(1,974)	8,045
Issuance of common stock	36,891	806	—	—	—	806
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	256	—	—	256
Share-based compensation expense recognized in earnings under the RSP	—	25	—	—	—	25
Common stock purchased for deferred compensation obligations	—	(595)	—	—	—	(595)
Common stock repurchased	(87,480)	(1,860)	—	—	—	(1,860)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,275)	—	(4,275)
June 30, 2021	7,946,658	$140,694	$4,368	$70,204	$5,724	$220,990
January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	10,029	(26,699)	(16,670)
Issuance of common stock	36,238	907	—	—	—	907
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	249	—	—	249
Share-based compensation expense recognized in earnings under the RSP	—	77	—	—	—	77
Common stock purchased for deferred compensation obligations	—	(527)	—	—	—	(527)
Common stock repurchased	(15,766)	(397)	—	—	—	(397)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,007)	—	(4,007)
June 30, 2022	7,553,113	$129,115	$4,791	$81,614	$(24,840)	$190,680

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2022	2021
OPERATING ACTIVITIES
Net income	$10,029	$10,019
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	522	(492)
Depreciation	1,077	1,196
Amortization of OMSR	55	100
Amortization of acquisition intangibles	8	14
Amortization of subordinated debt issuance costs	45	7
Net amortization of AFS securities	1,080	1,023
Net gain on sale of mortgage loans	(394)	(1,120)
Change in OMSR valuation allowance	(532)	—
Net (gains) losses on foreclosed assets	(4)	4
Increase in cash value of corporate owned life insurance policies, net of expenses	(411)	(358)
Gains from redemption of corporate owned life insurance policies	(57)	(150)
Share-based payment awards under the Directors Plan	249	256
Share-based payment awards under the RSP	77	25
Origination of loans held-for-sale	(12,708)	(28,162)
Proceeds from loan sales	13,931	30,834
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	1,848	2,923
Accrued interest payable and other liabilities	(35)	(258)
Net cash provided by (used in) operating activities	14,780	15,861
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	37,833	54,615
Purchases	(139,500)	(167,421)
Net loan principal (originations) collections	29,099	31,614
Proceeds from sales of foreclosed assets	77	300
Purchases of premises and equipment	(827)	(519)
Proceeds from redemption of corporate owned life insurance policies	388	562
Proceeds from sale of FHLB Stock	2,288	—
Funding of low income housing tax credit investments	(39)	(369)
Net cash provided by (used in) investing activities	(70,681)	(81,218)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2022	2021
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$49,527	$70,189
Net increase (decrease) in fed funds purchased and repurchase agreements	(2,915)	(6,473)
Net increase (decrease) in FHLB advances	(10,000)	(20,000)
Issuance of subordinated debt, net of unamortized issuance costs	—	29,114
Cash dividends paid on common stock	(4,007)	(4,275)
Proceeds from issuance of common stock	907	806
Common stock repurchased	(397)	(1,860)
Common stock purchased for deferred compensation obligations	(527)	(595)
Net cash provided by (used in) financing activities	32,588	66,906
Increase (decrease) in cash and cash equivalents	(23,313)	1,549
Cash and cash equivalents at beginning of period	105,330	246,640
Cash and cash equivalents at end of period	$82,017	$248,189
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,530	$4,074
Income taxes paid	1,200	—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$103	$142

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Since 2016, we have invested a considerable amount of effort toward this guidance. An internal committee was formed and is accountable for timely and accurate adoption of the guidance. A service provider that has focused on the ALLL for more than

10 years and serves hundreds of financial institutions was engaged to provide us with education, advisory, and a software solution exclusively related to the ACL. We run parallel processes to ensure we are ready to calculate, review, and report the ACL by the required implementation date.
In recent periods, our calculations of the ACL have indicated levels relatively consistent with our recorded ALLL. As such, we do not believe the adoption and implementation of CECL will have a significant impact to our financial results. However, we continue to closely monitor economic conditions and the current interest rate environment as they relate to credit risk and our forecast assumptions within the ACL, which could change the impact of the adoption of CECL.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,824	$—	$17,350	$214,474
States and political subdivisions	122,838	671	3,860	119,649
Auction rate money market preferred	3,200	—	703	2,497
Mortgage-backed securities	47,483	2	1,689	45,796
Collateralized mortgage obligations	172,802	9	5,239	167,572
Corporate	8,150	—	548	7,602
Total	$586,297	$682	$29,389	$557,590

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$212,379	$—	$2,676	$209,703
States and political subdivisions	116,836	4,457	88	121,205
Auction rate money market preferred	3,200	42	—	3,242
Mortgage-backed securities	54,710	1,438	—	56,148
Collateralized mortgage obligations	90,435	1,876	10	92,301
Corporate	8,150	19	167	8,002
Total	$485,710	$7,832	$2,941	$490,601
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2022 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,824	$—	$—	$—	$231,824
States and political subdivisions	16,183	46,692	21,595	38,368	—	122,838
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	47,483	47,483
Collateralized mortgage obligations	—	—	—	—	172,802	172,802
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$16,183	$278,516	$29,745	$38,368	$223,485	$586,297
Fair value	$16,227	$261,358	$28,757	$35,383	$215,865	$557,590
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
The following information pertains to AFS securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$17,350	$214,474	$—	$—	$17,350
States and political subdivisions	3,081	39,328	779	14,657	3,860
Auction rate money market preferred	—	—	703	2,497	703
Mortgage-backed securities	1,689	45,646	—	—	1,689
Collateralized mortgage obligations	5,239	159,005	—	—	5,239
Corporate	487	5,963	61	1,639	548
Total	$27,846	$464,416	$1,543	$18,793	$29,389
Number of securities in an unrealized loss position:		144		80	224

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$2,676	$209,703	$—	$—	$2,676
States and political subdivisions	88	9,674	—	—	88
Collateralized mortgage obligations	10	11,165	—	—	10
Corporate	167	6,283	—	—	167
Total	$2,941	$236,825	$—	$—	$2,941
Number of securities in an unrealized loss position:		40		—	40
The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates.

As of June 30, 2022 and December 31, 2021, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of June 30, 2022 or December 31, 2021, with the exception of one municipal bond previously identified in 2016 which had no activity during the period.

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
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $18,000. Borrowers with direct credit needs of more than $18,000 may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Government agency guarantee may be required. Personal guarantees and/or life insurance beneficiary assignments are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2022. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021. There have been no material changes to the ALLL and credit quality remained strong during the first two quarters of 2022.
Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2022	$1,245	$383	$725	$708	$6,143	$9,204
Charge-offs	(3)	—	—	(103)	—	(106)
Recoveries	26	1	42	48	—	117
Provision for loan losses	490	67	(128)	670	(614)	485
June 30, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(3)	—	—	(194)	—	(197)
Recoveries	40	3	70	159	—	272
Provision for loan losses	(19)	159	(178)	450	110	522
June 30, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$27	$—	$488	$—	$—	$515
Collectively evaluated for impairment	1,731	451	151	1,323	5,529	9,185
Total	$1,758	$451	$639	$1,323	$5,529	$9,700
Loans
Individually evaluated for impairment	$8,631	$11,357	$2,994	$—		$22,982
Collectively evaluated for impairment	763,936	83,369	326,801	74,822		1,248,928
Total	$772,567	$94,726	$329,795	$74,822		$1,271,910

	Allowance for Loan Losses
	Three Months Ended June 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2021	$1,699	$230	$1,163	$956	$5,223	$9,271
Charge-offs	—	—	—	(53)	—	(53)
Recoveries	17	3	48	43	—	111
Provision for loan losses	595	15	(257)	(8)	(314)	31
June 30, 2021	$2,311	$248	$954	$938	$4,909	$9,360

	Allowance for Loan Losses
	Six Months Ended June 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(31)	—	—	(181)	—	(212)
Recoveries	99	5	103	113	—	320
Provision for loan losses	81	(68)	(512)	208	(201)	(492)
June 30, 2021	$2,311	$248	$954	$938	$4,909	$9,360

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$13	$—	$565	$—	$—	$578
Collectively evaluated for impairment	1,727	289	182	908	5,419	8,525
Total	$1,740	$289	$747	$908	$5,419	$9,103
Loans
Individually evaluated for impairment	$9,267	$14,189	$3,454	$—		$26,910
Collectively evaluated for impairment	798,172	79,766	322,907	73,282		1,274,127
Total	$807,439	$93,955	$326,361	$73,282		$1,301,037
The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	June 30, 2022
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,368	9,103	—	18,471	383	30	413	18,884
3 - High satisfactory	72,155	39,176	37,291	148,622	9,420	5,546	14,966	163,588
4 - Low satisfactory	452,567	116,154	—	568,721	39,063	16,335	55,398	624,119
5 - Special mention	18,955	3,816	—	22,771	11,231	5,039	16,270	39,041
6 - Substandard	9,004	4,494	—	13,498	6,143	1,265	7,408	20,906
7 - Vulnerable	82	102	—	184	104	167	271	455
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$562,131	$173,145	$37,291	$772,567	$66,344	$28,382	$94,726	$867,293

	December 31, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,010	6,881	—	15,891	453	—	453	16,344
3 - High satisfactory	86,135	46,087	72,001	204,223	9,361	4,295	13,656	217,879
4 - Low satisfactory	448,489	104,375	—	552,864	36,483	15,986	52,469	605,333
5 - Special mention	13,212	1,351	—	14,563	13,096	3,452	16,548	31,111
6 - Substandard	13,519	5,738	—	19,257	6,252	3,803	10,055	29,312
7 - Vulnerable	222	119	—	341	499	275	774	1,115
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,587	$164,851	$72,001	$807,439	$66,144	$27,811	$93,955	$901,394

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2022
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$—	$—	$—	$82	$82	$562,049	$562,131
Commercial other	248	—	—	102	350	172,795	173,145
Advances to mortgage brokers	—	—	—	—	—	37,291	37,291
Total commercial	248	—	—	184	432	772,135	772,567
Agricultural
Agricultural real estate	—		—	104	104	66,240	66,344
Agricultural other	—	—	—	167	167	28,215	28,382
Total agricultural	—	—	—	271	271	94,455	94,726
Residential real estate
Senior liens	91	50	119	85	345	295,373	295,718
Junior liens	—	—	—	—	—	2,358	2,358
Home equity lines of credit	—	—	—	—	—	31,719	31,719
Total residential real estate	91	50	119	85	345	329,450	329,795
Consumer
Secured	77		—	—	77	71,535	71,612
Unsecured	8	372	—	—	380	2,830	3,210
Total consumer	85	372	—	—	457	74,365	74,822
Total	$424	$422	$119	$540	$1,505	$1,270,405	$1,271,910

	December 31, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$135	$—	$—	$222	$357	$570,230	$570,587
Commercial other	85	—	—	119	204	164,647	164,851
Advances to mortgage brokers	—	—	—	—	—	72,001	72,001
Total commercial	220	—	—	341	561	806,878	807,439
Agricultural
Agricultural real estate	213	—	—	499	712	65,432	66,144
Agricultural other	—	—	—	275	275	27,536	27,811
Total agricultural	213	—	—	774	987	92,968	93,955
Residential real estate
Senior liens	2,016	37	97	93	2,243	290,900	293,143
Junior liens	—	—	—	—	—	2,439	2,439
Home equity lines of credit	7	—	—	37	44	30,735	30,779
Total residential real estate	2,023	37	97	130	2,287	324,074	326,361
Consumer
Secured	186	—	—	—	186	70,259	70,445
Unsecured	10	—	—	—	10	2,827	2,837
Total consumer	196	—	—	—	196	73,086	73,282
Total	$2,652	$37	$97	$1,245	$4,031	$1,297,006	$1,301,037
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

The following is a summary of impaired loans as of:

	June 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$190	$189	$19	$192	$193	$9
Commercial other	2,825	2,825	8	2,802	2,802	4
Residential real estate senior liens	2,994	3,266	488	3,417	3,688	565
Total impaired loans with a valuation allowance	6,009	6,280	515	6,411	6,683	578
Impaired loans without a valuation allowance
Commercial real estate	5,399	5,715		5,829	6,145
Commercial other	217	217		444	444
Agricultural real estate	8,665	8,665		9,538	9,538
Agricultural other	2,692	2,692		4,651	4,651
Home equity lines of credit	—	—		37	37
Total impaired loans without a valuation allowance	16,973	17,289		20,499	20,815
Impaired loans
Commercial	8,631	8,946	27	9,267	9,584	13
Agricultural	11,357	11,357	—	14,189	14,189	—
Residential real estate	2,994	3,266	488	3,454	3,725	565
Total impaired loans	$22,982	$23,569	$515	$26,910	$27,498	$578

The following is a summary of impaired loans for the:

	Three Months Ended June 30
	2022		2021
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$191	$3	$2,681	$35
Commercial other	2,748	32	1,563	36
Agricultural real estate	—	—	607	—
Residential real estate senior liens	3,142	31	3,912	35
Total impaired loans with a valuation allowance	6,081	66	8,763	106
Impaired loans without a valuation allowance
Commercial real estate	5,570	89	6,406	93
Commercial other	343	4	2,503	10
Agricultural real estate	8,316	101	10,016	133
Agricultural other	2,913	26	4,529	55
Total impaired loans without a valuation allowance	17,142	220	23,454	291
Impaired loans
Commercial	8,852	128	13,153	174
Agricultural	11,229	127	15,152	188
Residential real estate	3,142	31	3,912	35
Total impaired loans	$23,223	$286	$32,217	$397

	Six Months Ended June 30
	2022		2021
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$192	$6	$2,553	$63
Commercial other	2,742	62	808	36
Agricultural real estate	—	—	1,058	11
Agricultural other	—	—	339	—
Residential real estate senior liens	3,248	66	4,070	78
Total impaired loans with a valuation allowance	6,182	134	8,828	188
Impaired loans without a valuation allowance
Commercial real estate	5,677	174	5,656	194
Commercial other	400	15	3,589	50
Agricultural real estate	8,534	225	9,717	265
Agricultural other	3,403	71	3,776	116
Home equity lines of credit	9	—	—	—
Total impaired loans without a valuation allowance	18,023	485	22,738	625
Impaired loans
Commercial	9,011	257	12,606	343
Agricultural	11,937	296	14,890	392
Residential real estate	3,257	66	4,070	78
Total impaired loans	$24,205	$619	$31,566	$813

We had committed to advance $565 and $266 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, of June 30, 2022 and December 31, 2021, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended June 30
	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	2	$109	$109

	Six Months Ended June 30
	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	5	$4,761	$4,761
Agricultural other	—	—	—	6	3,712	3,712
Residential real estate	1	98	98	—	—	—
Total	1	$98	$98	11	$8,473	$8,473

The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30
	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	—	$—	2	$109

	Six Months Ended June 30
	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	1	$3,189	4	$1,572
Agricultural other	—	—	—	—	6	3,712	—	—
Residential real estate	—	—	1	98	—	—	—	—
Total	—	$—	1	$98	7	$6,901	4	$1,572
We did not restructure any loans by forgiving principal or accrued interest in the three and six-month periods ended June 30, 2022 or 2021.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six-month periods ended June 30, 2022 and 2021 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30 2022	December 31 2021
TDRs	$22,394	$25,725

Note 5 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three and six-month periods ended June 30, 2022 and 2021.
A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended June 30
	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$50,243	$46,028	0.07%	$62,274	$52,235	0.11%
Federal funds purchased	$—	$1	0.91%	$80	$4	0.40%

	Six Months Ended June 30
	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$53,970	$47,534	0.07%	$62,274	$53,185	0.11%
Federal funds purchased	$—	$1	0.79%	$80	$2	0.40%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $49,707 and $50,173 at June 30, 2022 and December 31, 2021, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$47,247	0.07%	$50,162	0.07%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2022	December 31 2021
Pledged to secure borrowed funds	$336,194	$334,415
Pledged to secure repurchase agreements	49,707	50,173
Pledged for public deposits and for other purposes necessary or required by law	23,819	28,154
Total	$409,720	$412,742
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2022	December 31 2021
U.S. Treasury	$18,319	$9,711
States and political subdivisions	11,712	13,491
Mortgage-backed securities	8,481	13,174
Collateralized mortgage obligations	11,195	13,797
Total	$49,707	$50,173

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2022, we had the ability to borrow up to an additional $328,182, without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate due 2022	$10,000	1.87%	$20,000	1.97%
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
The following table summarizes our outstanding notes as of:

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(797)		(842)
Total subordinated debt, net	$29,203		$29,158
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Average number of common shares outstanding for basic calculation	7,545,001	7,944,455	7,539,799	7,956,889
Average potential effect of common shares in the Directors Plan (1)	74,936	102,452	79,213	108,385
Average potential effect of common shares in the RSP	30,208	16,257	26,345	10,489
Average number of common shares outstanding used to calculate diluted earnings per common share	7,650,145	8,063,164	7,645,357	8,075,763
Net income	$5,295	$4,621	$10,029	$10,019
Earnings per common share
Basic	$0.70	$0.58	$1.33	$1.26
Diluted	$0.69	$0.57	$1.31	$1.24
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
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
April 1, 2022	26,846	$592	4,658	$82
Granted	3,362	87	11,599	252
Vested	—	—	—	—
Forfeited	—	—	—	—
June 30, 2022	30,208	$679	16,257	$334

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
January 1, 2022	20,123	$418	4,658	$82
Granted	10,085	261	11,599	252
Vested	—	—	—	—
Forfeited	—	—	—	—
June 30, 2022	30,208	$679	16,257	$334
Expense related to RSP awards were $77 and $25 for the six-month periods ended June 30, 2022 and 2021. As of June 30, 2022, there was $463 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.85 years.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Audit, consulting, and legal fees	$605	$452	$1,154	$888
ATM and debit card fees	508	462	942	879
Marketing costs	364	238	603	447
Donations and community relations	139	108	426	254
Memberships and subscriptions	207	217	424	428
Loan underwriting fees	215	200	397	390
Director fees	187	180	388	339
FDIC insurance premiums	131	129	256	360
All other	897	567	1,493	1,190
Total other noninterest expenses	$3,253	$2,553	$6,083	$5,175

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Income taxes at statutory rate	$1,339	$1,156	$2,529	$2,508
Effect of nontaxable income
Interest income on tax exempt municipal securities	(144)	(159)	(278)	(331)
Earnings on corporate owned life insurance policies	(48)	(40)	(103)	(110)
Other	(4)	(7)	(8)	(13)
Total effect of nontaxable income	(196)	(206)	(389)	(454)
Effect of nondeductible expenses	6	3	17	12
Effect of tax credits	(68)	(72)	(141)	(144)
Federal income tax expense	$1,081	$881	$2,016	$1,922
Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2022				2021
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
April 1, 2022	$(14,319)	$—	$(2,014)	$(16,333)	$7,682	$(21)	$(2,745)	$4,916
OCI before reclassifications	(10,670)	—	—	(10,670)	988	27	—	1,015
Tax effect	2,163	—	—	2,163	(201)	(6)	—	(207)
OCI, net of tax	(8,507)	—	—	(8,507)	787	21	—	808
June 30, 2022	$(22,826)	$—	$(2,014)	$(24,840)	$8,469	$—	$(2,745)	$5,724

	Six Months Ended June 30
	2022				2021
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
January 1, 2022	$3,873	$—	$(2,014)	$1,859	$10,485	$(42)	$(2,745)	$7,698
OCI before reclassifications	(33,598)	—	—	(33,598)	(2,557)	53	—	(2,504)
Tax effect	6,899	—	—	6,899	541	(11)	—	530
OCI, net of tax	(26,699)	—	—	(26,699)	(2,016)	42	—	(1,974)
June 30, 2022	$(22,826)	$—	$(2,014)	$(24,840)	$8,469	$—	$(2,745)	$5,724
Included in OCI for the three and six-month periods ended June 30, 2022 and 2021 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(370)	$(10,300)	$(10,670)	$36	$952	$988
Tax effect	—	2,163	2,163	—	(201)	(201)
Unrealized gains (losses), net of tax	$(370)	$(8,137)	$(8,507)	$36	$751	$787

	Six Months Ended June 30
	2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(745)	$(32,853)	$(33,598)	$23	$(2,580)	$(2,557)
Tax effect	—	6,899	6,899	—	541	541
Unrealized gains (losses), net of tax	$(745)	$(25,954)	$(26,699)	$23	$(2,039)	$(2,016)

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
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	29%
Discounted value	$14,964	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Furniture, fixtures & equipment	45%	45%

	December 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$18,812	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$82,017	$82,017	$82,017	$—	$—
Mortgage loans AFS	906	930	—	930	—
Gross loans	1,271,910	1,243,433	—	—	1,243,433
Less allowance for loan and lease losses	9,700	9,700	—	—	9,700
Net loans	1,262,210	1,233,733	—	—	1,233,733
Accrued interest receivable	5,543	5,543	5,543	—	—
Equity securities without readily determinable fair values (1)	15,095	N/A	—	—	—
OMSR	2,601	2,943	—	2,943	—
LIABILITIES
Deposits without stated maturities	1,493,791	1,493,791	1,493,791	—	—
Deposits with stated maturities	266,075	257,951	—	257,951	—
Federal funds purchased and repurchase agreements	47,247	47,186	—	47,186	—
FHLB advances	10,000	9,998	—	9,998	—
Subordinated debt, net of unamortized issuance costs	29,203	27,759	—	27,759	—
Accrued interest payable	179	179	179	—	—

	December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$105,330	$105,330	$105,330	$—	$—
Mortgage loans AFS	1,735	1,797	—	1,797	—
Gross loans	1,301,037	1,296,841	—	—	1,296,841
Less allowance for loan and lease losses	9,103	9,103	—	—	9,103
Net loans	1,291,934	1,287,738	—	—	1,287,738
Accrued interest receivable	5,804	5,804	5,804	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,124	2,753	—	2,753	—
LIABILITIES
Deposits without stated maturities	1,409,577	1,409,577	1,409,577	—	—
Deposits with stated maturities	300,762	301,216	—	301,216	—
Federal funds purchased and repurchase agreements	50,162	50,153	—	50,153	—
FHLB advances	20,000	20,120	—	20,120	—
Subordinated debt, net of unamortized issuance costs	29,158	27,435	—	27,435	—
Accrued interest payable	251	251	251	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$214,474	$—	$214,474	$—	$209,703	$—	$209,703	$—
States and political subdivisions	119,649	—	119,649	—	121,205	—	121,205	—
Auction rate money market preferred	2,497	—	2,497	—	3,242	—	3,242	—
Mortgage-backed securities	45,796	—	45,796	—	56,148	—	56,148	—
Collateralized mortgage obligations	167,572	—	167,572	—	92,301	—	92,301	—
Corporate	7,602	—	7,602	—	8,002	—	8,002	—
Total AFS securities	557,590	—	557,590	—	490,601	—	490,601	—
Nonrecurring items
Impaired loans (net of the ALLL)	14,964	—	—	14,964	18,812	—	—	18,812
Total	$572,554	$—	$557,590	$14,964	$509,413	$—	$490,601	$18,812
Percent of assets and liabilities measured at fair value		—%	97.39%	2.61%		—%	96.31%	3.69%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2022. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of June 30, 2022 and December 31, 2021 and for the three and six-month periods ended June 30, 2022 and 2021, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2022	December 31 2021
ASSETS
Cash on deposit at the Bank	$9,648	$11,535
Investments in subsidiaries	161,209	178,395
Premises and equipment	1,456	1,482
Other assets	47,648	48,923
TOTAL ASSETS	$219,961	$240,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,203	$29,158
Other liabilities	78	129
Shareholders' equity	190,680	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$219,961	$240,335
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Income
Dividends from subsidiaries	$1,000	$700	$1,800	$2,000
Interest income	2	1	5	1
Other income	3	4	7	10
Total income	1,005	705	1,812	2,011
Expenses
Interest expense	266	83	532	83
Occupancy and equipment	16	17	33	33
Audit, consulting, and legal fees	156	135	276	253
Director fees	99	86	205	171
Other	310	311	590	575
Total expenses	847	632	1,636	1,115
Income before income tax benefit and equity in undistributed earnings of subsidiaries	158	73	176	896
Federal income tax benefit	177	131	340	231
Income before equity in undistributed earnings of subsidiaries	335	204	516	1,127
Undistributed earnings of subsidiaries	4,960	4,417	9,513	8,892
Net income	$5,295	$4,621	$10,029	$10,019

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$10,029	$10,019
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(9,513)	(8,892)
Share-based payment awards under the Directors Plan	249	256
Share-based payment awards under the RSP	77	25
Amortization of subordinated debt issuance costs	45	7
Depreciation	26	25
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,275	552
Other liabilities	(51)	175
Net cash provided by (used in) operating activities	2,137	2,167
Investing activities
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	—	29,114
Cash dividends paid on common stock	(4,007)	(4,275)
Proceeds from the issuance of common stock	907	806
Common stock repurchased	(397)	(1,860)
Common stock purchased for deferred compensation obligations	(527)	(595)
Net cash provided by (used in) financing activities	(4,024)	23,190
Increase (decrease) in cash and cash equivalents	(1,887)	25,357
Cash and cash equivalents at beginning of period	11,535	2,670
Cash and cash equivalents at end of period	$9,648	$28,027

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and six-month periods ended June 30, 2022 and 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2022, we reported net income of $5,295 and $10,029 and earnings per common share of $0.70 and $1.33, respectively. Net income and earnings per common share for the same periods of 2021 were $4,621 and $10,019 and $0.58 and $1.26, respectively. Net interest income increased $2,492, or 9.62%, for the six-month period ended June 30, 2022 in comparison to the same period in 2021. While PPP loan fees declined, rising interest rates and growth in loans and AFS securities, led to a $934 increase in gross interest income during the six-month period ended June 30, 2022, compared to the same period in 2021. We continued to benefit from a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $1,558, or 38.79%, for the six-month period ended June 30, 2022 when compared to the same period in 2021.
The provision for loan losses during the six months ended June 30, 2022 was $522, compared to a net provision reversal of $492 for the same period in 2021. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the ALLL and provision expense. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first quarter of 2021. Credit quality remained strong at June 30, 2022, as evidenced by total past due and nonaccrual loans which were $1,505, or 0.12% of gross loans. Despite strong credit quality, the ALLL and provision for loan losses increased during 2022 as a result of loan growth during the second quarter.
Noninterest income increased $295 during the first six months of 2022 compared to the same period in 2021. Service charges and fees increased $968, with $577 attributed to OMSR income. Offsetting this income was a $726 reduction in gain on sale of mortgage loans, as residential mortgage originations sold in the secondary market declined. Noninterest expenses for the first six months of 2022 increased $1,669 in comparison to the same period in 2021 and is primarily a result of increased compensation, other losses, consulting, marketing, and donations and community relations related expenses.
As of June 30, 2022, total assets and assets under management were $2,048,373 and $2,776,202, respectively. Assets under management include loans sold and serviced of $273,294 and investment and trust assets managed by Isabella Wealth of $454,535, in addition to assets on our consolidated balance sheet. Loans outstanding as of June 30, 2022 totaled $1,271,910. Since December 31, 2021, gross loans declined $29,127 as a result of a $34,710 reduction in advances to mortgage brokers, which is included within the commercial loan portfolio. Total deposits were $1,759,866 as of June 30, 2022, which was an increase of $49,527 since December 31, 2021. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio increased $66,989 from December 31, 2021, predominantly due to $139,500 in purchases, although offset by maturities and an increase in net unrealized losses. The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value.
Our net yield on interest earning assets (FTE) was 3.16% and 3.01% for the three and six months ended June 30, 2022, as compared to 2.79% and 2.88% for the three and six months ended June 30, 2021. The marked improvement is a result of strategies management implemented in 2019 and 2020, focused on improving our net yield as rates declined, including enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits. With rate increases during the first two quarters of 2022, and anticipation of future rate increases in the remainder of the year, we expect to see continued improvement in our net yield on interest earning assets.

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
Subsequent Events
We evaluated subsequent events after June 30, 2022 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2022 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
INCOME STATEMENT DATA
Interest income	$16,102	$14,762	$15,041	$15,142	$14,640
Interest expense	1,175	1,283	1,567	1,829	1,927
Net interest income	14,927	13,479	13,474	13,313	12,713
Provision for loan losses	485	37	81	(107)	31
Noninterest income	3,595	3,547	3,608	3,367	3,315
Noninterest expenses	11,661	11,320	11,197	11,185	10,495
Federal income tax expense (benefit)	1,081	935	1,010	916	881
Net income (loss)	$5,295	$4,734	$4,794	$4,686	$4,621
PER SHARE
Basic earnings	$0.70	$0.63	$0.63	$0.59	$0.58
Diluted earnings	$0.69	$0.62	$0.63	$0.58	$0.57
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$18.85	$19.56	$21.61	$21.87	$21.73
Quoted market value
High	$26.25	$26.00	$29.00	$26.74	$23.90
Low	$23.00	$24.50	$24.75	$22.55	$21.00
Close (1)	$24.80	$25.85	$25.50	$26.03	$23.00
Common shares outstanding (1)	7,553,113	7,542,758	7,532,641	7,926,610	7,946,658
PERFORMANCE RATIOS
Return on average total assets	1.04%	0.92%	0.96%	0.91%	0.91%
Return on average shareholders' equity	10.83%	9.02%	8.83%	8.35%	8.35%
Return on average tangible shareholders' equity	14.38%	11.72%	11.31%	10.65%	10.69%
Net interest margin yield (FTE)	3.16%	2.86%	2.86%	2.85%	2.79%
BALANCE SHEET DATA (1)
Gross loans	$1,271,910	$1,218,371	$1,301,037	$1,248,558	$1,206,663
AFS securities	$557,590	$544,919	$490,601	$494,384	$448,454
Total assets	$2,048,373	$2,060,933	$2,032,158	$2,082,701	$2,031,407
Deposits	$1,759,866	$1,764,161	$1,710,339	$1,692,316	$1,636,506
Borrowed funds	$86,450	$90,534	$99,320	$156,655	$161,395
Shareholders' equity	$190,680	$195,842	$211,048	$221,642	$220,990
Gross loans to deposits	72.27%	69.06%	76.07%	73.78%	73.73%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$273,294	$275,556	$278,844	$285,392	$290,033
Assets managed by Isabella Wealth	$454,535	$501,829	$516,243	$491,784	$493,287
Total assets under management	$2,776,202	$2,838,318	$2,827,245	$2,859,877	$2,814,727
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.05%	0.06%	0.10%	0.25%	0.28%
Nonperforming assets to total assets	0.05%	0.05%	0.08%	0.18%	0.19%
ALLL to gross loans	0.76%	0.76%	0.70%	0.73%	0.78%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.31%	9.50%	10.39%	10.64%	10.88%
Tier 1 leverage	8.38%	8.12%	7.97%	8.37%	8.46%
Common equity tier 1 capital	12.44%	12.83%	12.07%	13.07%	13.81%
Tier 1 risk-based capital	12.44%	12.83%	12.07%	13.07%	13.81%
Total risk-based capital	15.33%	15.84%	14.94%	16.03%	17.00%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six-month periods ended:

	June 30 2022	June 30 2021	June 30 2020
INCOME STATEMENT DATA
Interest income	$30,864	$29,930	$32,070
Interest expense	2,458	4,016	7,764
Net interest income	28,406	25,914	24,306
Provision for loan losses	522	(492)	893
Noninterest income	7,142	6,847	6,244
Noninterest expenses	22,981	21,312	21,645
Federal income tax expense	2,016	1,922	761
Net income	$10,029	$10,019	$7,251
PER SHARE
Basic earnings	$1.33	$1.26	$0.91
Diluted earnings	$1.31	$1.24	$0.90
Dividends	$0.54	$0.54	$0.54
Tangible book value	$18.85	$21.73	$21.52
Quoted market value
High	$26.25	$23.90	$24.50
Low	$23.00	$19.45	$15.60
Close (1)	$24.80	$23.00	$18.25
Common shares outstanding (1)	7,553,113	7,946,658	7,977,019
PERFORMANCE RATIOS
Return on average total assets	0.98%	1.00%	0.78%
Return on average shareholders' equity	9.89%	9.06%	6.67%
Return on average tangible shareholders' equity	13.00%	11.61%	4.30%
Net interest margin yield (FTE)	3.01%	2.88%	2.95%
BALANCE SHEET DATA (1)
Gross loans	$1,271,910	$1,206,663	$1,284,385
AFS securities	$557,590	$448,454	$380,414
Total assets	$2,048,373	$2,031,407	$1,913,227
Deposits	$1,759,866	$1,636,506	$1,440,678
Borrowed funds	$86,450	$161,395	$236,268
Shareholders' equity	$190,680	$220,990	$219,991
Gross loans to deposits	72.27%	73.73%	89.15%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$273,294	$290,033	$263,332
Assets managed by Isabella Wealth	$454,535	$493,287	$395,214
Total assets under management	$2,776,202	$2,814,727	$2,571,773
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.05%	0.28%	0.42%
Nonperforming assets to total assets	0.05%	0.19%	0.33%
ALLL to gross loans	0.76%	0.78%	0.69%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.31%	10.88%	11.50%
Tier 1 leverage	8.38%	8.46%	8.86%
Common equity tier 1 capital	12.44%	13.81%	12.90%
Tier 1 risk-based capital	12.44%	13.81%	12.90%
Total risk-based capital	15.33%	17.00%	13.60%
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

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,259,573	$13,179	4.19%	$1,235,788	$12,378	4.01%	$1,200,998	$12,504	4.16%
Taxable investment securities	475,010	2,027	1.71%	421,503	1,615	1.53%	281,245	1,140	1.62%
Nontaxable investment securities	109,367	975	3.57%	101,604	920	3.62%	122,514	1,117	3.65%
Fed funds sold	6	—	1.47%	3	—	0.06%	3	—	0.01%
Other	77,176	192	1.00%	163,353	109	0.27%	265,227	193	0.29%
Total earning assets	1,921,132	16,373	3.41%	1,922,251	15,022	3.13%	1,869,987	14,954	3.20%
NONEARNING ASSETS
Allowance for loan losses	(9,288)			(9,128)			(9,326)
Cash and demand deposits due from banks	22,838			26,839			28,629
Premises and equipment	24,269			24,461			24,826
Accrued income and other assets	84,590			102,805			106,780
Total assets	$2,043,541			$2,067,228			$2,020,896
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$375,123	$56	0.06%	$383,474	$50	0.05%	$330,586	$45	0.05%
Savings deposits	627,916	171	0.11%	615,335	159	0.10%	550,145	149	0.11%
Time deposits	274,284	627	0.91%	290,146	727	1.00%	347,155	1,250	1.44%
Federal funds purchased and repurchase agreements	46,029	8	0.07%	49,058	9	0.07%	52,239	11	0.08%
FHLB advances	10,000	47	1.88%	14,889	72	1.93%	84,725	389	1.84%
Subordinated debt, net of unamortized issuance costs	29,188	266	3.65%	29,166	266	3.65%	9,551	83	3.48%
Total interest bearing liabilities	1,362,540	1,175	0.34%	1,382,068	1,283	0.37%	1,374,401	1,927	0.56%
NONINTEREST BEARING LIABILITIES
Demand deposits	470,139			458,343			412,600
Other	15,237			16,898			12,478
Shareholders’ equity	195,625			209,919			221,417
Total liabilities and shareholders’ equity	$2,043,541			$2,067,228			$2,020,896
Net interest income (FTE)		$15,198			$13,739			$13,027
Net yield on interest earning assets (FTE)			3.16%			2.86%			2.79%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,247,746	$25,557	4.10%	$1,201,344	$25,601	4.26%
Taxable investment securities	448,405	3,642	1.62%	236,099	2,305	1.95%
Nontaxable investment securities	105,507	1,895	3.59%	127,157	2,311	3.63%
Fed funds sold	4	—	1.12%	3	—	0.01%
Other	120,027	301	0.50%	280,083	356	0.25%
Total earning assets	1,921,689	31,395	3.27%	1,844,686	30,573	3.31%
NONEARNING ASSETS
Allowance for loan losses	(9,209)			(9,574)
Cash and demand deposits due from banks	24,827			28,787
Premises and equipment	24,364			24,987
Accrued income and other assets	93,648			109,898
Total assets	$2,055,319			$1,998,784
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$379,275	$106	0.06%	$322,931	$122	0.08%
Savings deposits	621,661	330	0.11%	540,776	298	0.11%
Time deposits	282,172	1,354	0.96%	357,466	2,692	1.51%
Federal funds purchased and repurchase agreements	47,535	17	0.07%	53,187	27	0.10%
FHLB advances	12,431	119	1.91%	87,348	794	1.82%
Subordinated debt, net of unamortized issuance costs	29,177	532	3.65%	4,665	83	3.56%
Total interest bearing liabilities	1,372,251	2,458	0.36%	1,366,373	4,016	0.59%
NONINTEREST BEARING LIABILITIES
Demand deposits	464,271			397,959
Other	16,061			13,311
Shareholders’ equity	202,736			221,141
Total liabilities and shareholders’ equity	$2,055,319			$1,998,784
Net interest income (FTE)		$28,937			$26,557
Net yield on interest earning assets (FTE)			3.01%			2.88%
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

	Three Months Ended June 30, 2022 Compared to March 31, 2022 Increase (Decrease) Due to			Three Months Ended June 30, 2022 Compared to June 30, 2021 Increase (Decrease) Due to			Six Months Ended June 30, 2022 Compared to June 30, 2021 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$241	$560	$801	$613	$62	$675	$970	$(1,014)	$(44)
Taxable investment securities	217	195	412	824	63	887	1,779	(442)	1,337
Nontaxable investment securities	69	(14)	55	(118)	(24)	(142)	(389)	(27)	(416)
Other	(83)	166	83	(212)	211	(1)	(277)	222	(55)
Total changes in interest income	444	907	1,351	1,107	312	1,419	2,083	(1,261)	822
Changes in interest expense
Interest bearing demand deposits	(1)	7	6	6	5	11	19	(35)	(16)
Savings deposits	3	9	12	21	1	22	43	(11)	32
Time deposits	(38)	(62)	(100)	(227)	(396)	(623)	(491)	(847)	(1,338)
Federal funds purchased and repurchase agreements	(1)	—	(1)	(1)	(2)	(3)	(3)	(7)	(10)
FHLB advances	(23)	(2)	(25)	(351)	9	(342)	(715)	40	(675)
Subordinated debt, net of unamortized issuance costs	—	—	—	179	4	183	447	2	449
Total changes in interest expense	(60)	(48)	(108)	(373)	(379)	(752)	(700)	(858)	(1,558)
Net change in interest margin (FTE)	$504	$955	$1,459	$1,480	$691	$2,171	$2,783	$(403)	$2,380
The interest rate increases during 2022 has alleviated some of the pressure placed on our net interest margin. Additionally, SBA PPP fee income has supported our yield on total earning assets over the past two years. The recent rate increases, and future rate increases expected during the remainder of the year, should lead to continued improvement in our net yield on interest earning assets.

	Average Yield / Rate for the Three-Month Periods Ended:
	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Total earning assets	3.41%	3.13%	3.19%	3.23%	3.20%
Total interest bearing liabilities	0.34%	0.37%	0.45%	0.52%	0.56%
Net yield on interest earning assets (FTE)	3.16%	2.86%	2.86%	2.85%	2.79%

	Quarter to Date Net Interest Income (FTE)
	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Total interest income (FTE)	$16,373	$15,022	$15,246	$15,452	$14,954
Total interest expense	1,175	1,283	1,567	1,829	1,927
Net interest income (FTE)	$15,198	$13,739	$13,679	$13,623	$13,027

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
ALLL at beginning of period	$9,204	$9,271	$9,103	$9,744
Charge-offs
Commercial	3	—	3	31
Agricultural	—	—	—	—
Residential real estate	—	—	—	—
Consumer	103	53	194	181
Total charge-offs	106	53	197	212
Recoveries
Commercial	26	17	40	99
Agricultural	1	3	3	5
Residential real estate	42	48	70	103
Consumer	48	43	159	113
Total recoveries	117	111	272	320
Net loan charge-offs (recoveries)	(11)	(58)	(75)	(108)
Provision for loan losses	485	31	522	(492)
ALLL at end of period	$9,700	$9,360	$9,700	$9,360
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.00%	(0.01)%	(0.01)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Total charge-offs	$106	$91	$149	$246	$53
Total recoveries	117	155	78	86	111
Net loan charge-offs (recoveries)	(11)	(64)	71	160	(58)
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	(0.01)%	0.01%	0.01%	0.00%
Provision for loan losses	$485	$37	$81	$(107)	$31
Provision for loan losses to average loans outstanding	0.04%	0.00%	0.01%	(0.01)%	0.00%
ALLL	$9,700	$9,204	$9,103	$9,093	$9,360
ALLL as a % of loans at end of period	0.76%	0.76%	0.70%	0.73%	0.78%
ALLL as a % of nonaccrual loans	1,796.30%	1,232.13%	731.16%	295.52%	281.17%
During 2020, we increased the ALLL as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during the first quarter of 2021. While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at June 30, 2022. Despite strong credit quality, the ALLL increased during the second quarter of 2022 as a result of loan growth during the quarter and increased economic and environmental related risk factors.

The following table illustrates the two main components of the ALLL as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
ALLL
Individually evaluated for impairment	$515	$573	$578	$583	$1,201
Collectively evaluated for impairment	9,185	8,631	8,525	8,510	8,159
Total	$9,700	$9,204	$9,103	$9,093	$9,360
ALLL to gross loans
Individually evaluated for impairment	0.04%	0.05%	0.04%	0.05%	0.10%
Collectively evaluated for impairment	0.72%	0.71%	0.66%	0.68%	0.68%
Total	0.76%	0.76%	0.70%	0.73%	0.78%
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

	Total Past Due and Nonaccrual Loans
	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Commercial	$432	$412	$561	$345	$513
Agricultural	271	283	987	2,860	3,014
Residential real estate	345	1,560	2,287	268	277
Consumer	457	109	196	25	109
Total	$1,505	$2,364	$4,031	$3,498	$3,913
Total past due and nonaccrual loans to gross loans	0.12%	0.19%	0.31%	0.28%	0.32%
Loans past due and in nonaccrual status continued to decline during the second quarter of 2022 as a result of increased credit quality. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended June 30, 2022
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2022	95	$22,335	6	$410	101	$22,745
New modifications	—	—	—	—	—	—
Principal advances (payments)	—	61	—	(19)	—	42
Loans paid off	(6)	(393)	—	—	(6)	(393)
June 30, 2022	89	$22,003	6	$391	95	$22,394

	Six Months Ended June 30, 2022
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2022	98	$25,276	6	$449	104	$25,725
New modifications	1	98	—	—	1	98
Principal advances (payments)	—	(1,675)	—	(58)	—	(1,733)
Loans paid off	(10)	(1,696)	—	—	(10)	(1,696)
June 30, 2022	89	$22,003	6	$391	95	$22,394

	Three Months Ended June 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2021	113	$28,947	7	$2,568	120	$31,515
New modifications	2	109	—	—	2	109
Principal advances (payments)	—	222	—	(45)	—	177
Loans paid off	(13)	(2,454)	—	—	(13)	(2,454)
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
June 30, 2021	101	26,785	8	$2,562	109	$29,347

	Six Months Ended June 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(838)	—	(207)	—	(1,045)
Loans paid off	(17)	(3,011)	—	—	(17)	(3,011)
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
June 30, 2021	101	$26,785	8	$2,562	109	$29,347
The following table summarizes our TDRs as of:

	June 30, 2022			December 31, 2021
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$21,905	$258	$22,163	$25,236	$294	$25,530	$(3,367)
Past due 30-59 days	—	41	41	40	85	125	(84)
Past due 60-89 days	—	—	—	—	—	—	—
Past due 90 days or more	98	92	190	—	70	70	120
Total	$22,003	$391	$22,394	$25,276	$449	$25,725	$(3,331)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,420	$5,673	$19	$5,707	$5,961	$9
Commercial other	3,042	3,042	8	3,246	3,246	4
Agricultural real estate	8,665	8,665	—	9,182	9,181	—
Agricultural other	2,692	2,692	—	4,543	4,543	—
Residential real estate senior liens	2,575	2,712	421	3,047	3,203	504
Total TDRs	22,394	22,784	448	25,725	26,134	517
Other impaired loans
Commercial real estate	169	231	—	314	377	—
Agricultural real estate	—	—	—	356	357	—
Agricultural other	—	—	—	108	108	—
Residential real estate senior liens	419	554	67	370	485	61
Home equity lines of credit	—	—	—	37	37	—
Total other impaired loans	588	785	67	1,185	1,364	61
Total impaired loans	$22,982	$23,569	$515	$26,910	$27,498	$578
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Nonaccrual status loans	$540	$747	$1,245	$3,077	$3,329
Accruing loans past due 90 days or more	119	—	97	—	—
Total nonperforming loans	659	747	1,342	3,077	3,329
Foreclosed assets	241	187	211	348	365
Debt securities	131	131	131	230	230
Total nonperforming assets	$1,031	$1,065	$1,684	$3,655	$3,924
Nonperforming loans as a % of total loans	0.05%	0.06%	0.10%	0.25%	0.28%
Nonperforming assets as a % of total assets	0.05%	0.05%	0.08%	0.18%	0.19%
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. The level of nonperforming loans continued to decline and remains low in comparison to peer banks.
The following table summarizes nonaccrual loans as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Commercial	$184	$319	$341	$161	$182
Agricultural	271	283	774	2,811	3,014
Residential real estate	85	145	130	105	133
Total	$540	$747	$1,245	$3,077	$3,329
Nonaccrual loans as a % of loans at end of period	0.04%	0.06%	0.10%	0.25%	0.28%
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Commercial	$120	$127	$139	$146	$159
Agricultural	271	283	310	2,347	2,362
Residential real estate	—	—	—	—	41
Total	$391	$410	$449	$2,493	$2,562
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2022	2021	$	%
Service charges and fees
ATM and debit card fees	$1,202	$1,127	$75	6.65%
Service charges and fees on deposit accounts	631	481	150	31.19%
Net OMSR income (loss)	213	(68)	281	N/M
Freddie Mac servicing fee	167	181	(14)	(7.73)%
Other fees for customer services	71	109	(38)	(34.86)%
Total service charges and fees	2,284	1,830	454	24.81%
Wealth management fees	784	806	(22)	(2.73)%
Earnings on corporate owned life insurance policies	222	190	32	16.84%
Net gain on sale of mortgage loans	170	375	(205)	(54.67)%
All other	135	114	21	18.42%
Total noninterest income	$3,595	$3,315	$280	8.45%

	Six Months Ended June 30
			Change
	2022	2021	$	%
Service charges and fees
ATM and debit card fees	$2,295	$2,126	$169	7.95%
Service charges and fees on deposit accounts	1,240	917	323	35.22%
Net OMSR income (loss)	477	(100)	577	N/M
Freddie Mac servicing fee	338	395	(57)	(14.43)%
Other fees for customer services	143	187	(44)	(23.53)%
Total service charges and fees	4,493	3,525	968	27.46%
Wealth management fees	1,538	1,502	36	2.40%
Earnings on corporate owned life insurance policies	432	376	56	14.89%
Net gain on sale of mortgage loans	394	1,120	(726)	(64.82)%
All other	285	324	(39)	(12.04)%
Total noninterest income	$7,142	$6,847	$295	4.31%
Service charges and fees on deposit accounts increased during the first six months of 2022, mainly due to an increase in the number of deposit accounts. Service charges and fees during the remainder of 2022 are expected to exceed 2021 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the income recognized during the first half of 2022. Income during the remainder of 2022 will be driven by the volume of loans originated within the servicing-retained portfolio, which could reduce gains driven by the rise in interest rates.
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

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2022	2021	$	%
Compensation and benefits	$6,037	$5,700	$337	5.91%
Furniture and equipment	1,442	1,327	115	8.67%
Occupancy	929	915	14	1.53%
Other
Audit, consulting, and legal fees	605	452	153	33.85%
ATM and debit card fees	508	462	46	9.96%
Marketing costs	364	238	126	52.94%
Donations and community relations	139	108	31	28.70%
Memberships and subscriptions	207	217	(10)	(4.61)%
Loan underwriting fees	215	200	15	7.50%
Director fees	187	180	7	3.89%
FDIC insurance premiums	131	129	2	1.55%
All other	897	567	330	58.20%
Total other noninterest expenses	3,253	2,553	700	27.42%
Total noninterest expenses	$11,661	$10,495	$1,166	11.11%

	Six Months Ended June 30
			Change
	2022	2021	$	%
Compensation and benefits	$12,111	$11,577	$534	4.61%
Furniture and equipment	2,892	2,700	192	7.11%
Occupancy	1,895	1,860	35	1.88%
Other
Audit, consulting, and legal fees	1,154	888	266	29.95%
ATM and debit card fees	942	879	63	7.17%
Marketing costs	603	447	156	34.90%
Donations and community relations	426	254	172	67.72%
Memberships and subscriptions	424	428	(4)	(0.93)%
Loan underwriting fees	397	390	7	1.79%
Director fees	388	339	49	14.45%
FDIC insurance premiums	256	360	(104)	(28.89)%
All other	1,493	1,190	303	25.46%
Total other noninterest expenses	6,083	5,175	908	17.55%
Total noninterest expenses	$22,981	$21,312	$1,669	7.83%
Audit, consulting, and legal fees have increased as a result of legal and other professional services related expenses. While these expenses are not expected to continue to increase at this level, fees are anticipated to exceed 2021 levels for the remainder of 2022.
Marketing expenses increased during the second quarter of 2022 as a result of the implementation of a new and enhanced online banking platform designed to increase customer experience. As such, marketing expenses are expected to exceed 2021 levels for the remainder of 2022.
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

The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2022	December 31 2021	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$82,017	$105,330	$(23,313)	(22.13)%
AFS securities
Amortized cost of AFS securities	586,297	485,710	100,587	20.71%
Unrealized gains (losses) on AFS securities	(28,707)	4,891	(33,598)	N/M
AFS securities	557,590	490,601	66,989	13.65%
Mortgage loans AFS	906	1,735	(829)	(47.78)%
Loans
Gross loans	1,271,910	1,301,037	(29,127)	(2.24)%
Less allowance for loan and lease losses	9,700	9,103	597	6.56%
Net loans	1,262,210	1,291,934	(29,724)	(2.30)%
Premises and equipment	24,169	24,419	(250)	(1.02)%
Corporate owned life insurance policies	32,552	32,472	80	0.25%
Equity securities without readily determinable fair values	15,095	17,383	(2,288)	(13.16)%
Goodwill and other intangible assets	48,294	48,302	(8)	(0.02)%
Accrued interest receivable and other assets	25,540	19,982	5,558	27.82%
TOTAL ASSETS	$2,048,373	$2,032,158	$16,215	0.80%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,759,866	$1,710,339	$49,527	2.90%
Borrowed funds	86,450	99,320	(12,870)	(12.96)%
Accrued interest payable and other liabilities	11,377	11,451	(74)	(0.65)%
Total liabilities	1,857,693	1,821,110	36,583	2.01%
Shareholders’ equity	190,680	211,048	(20,368)	(9.65)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,048,373	$2,032,158	$16,215	0.80%
As shown above, total assets increased $16,215 from December 31, 2021, driven primarily by an increase in AFS securities. Purchases of AFS securities were partially funded by a $49,527 increase in deposits. We experienced a $29,127 decrease in loans during the first six months of 2022 which was largely driven by a $34,710 decrease in advances to mortgage brokers, which are included within the commercial loan portfolio.

The following table outlines the changes in loan balances:

	June 30 2022	December 31 2021	$ Change	% Change (unannualized)
Commercial	$772,567	$807,439	$(34,872)	(4.32)%
Agricultural	94,726	93,955	771	0.82%
Residential real estate	329,795	326,361	3,434	1.05%
Consumer	74,822	73,282	1,540	2.10%
Total	$1,271,910	$1,301,037	$(29,127)	(2.24)%
The following table displays loan balances as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Commercial	$772,567	$727,614	$807,439	$757,993	$723,888
Agricultural	94,726	88,169	93,955	93,782	95,197
Residential real estate	329,795	328,559	326,361	321,620	312,567
Consumer	74,822	74,029	73,282	75,163	75,011
Total	$1,271,910	$1,218,371	$1,301,037	$1,248,558	$1,206,663
Loan demand has been negatively impacted by the strong competition for new commercial loan opportunities while some customers hesitated to borrow due to the pandemic. Advances to mortgage brokers, within the commercial loan portfolio, was the driver behind the increase as of December 31, 2021, and the decline during the first quarter of 2022, as participation in this mortgage purchase program paused during most of 2021 and again in 2022. We've recently experienced an increase in commercial loan demand, despite changes in advances to mortgage brokers and continued forgiveness of the remaining SBA PPP loans. As demand is expected to continue, we anticipate growth in the commercial loan portfolio during the remainder of 2022. While Agricultural loans have increased, we may continue to experience fluctuations due to the competitive lending environment. Residential mortgage lending activities has slowed during the year as a result of rising interest rates. As interest rates are expected to continue to increase during the remainder in 2022, growth in residential and consumer loans is anticipated to continue but at a slower pace.
The following table outlines the changes in deposit balances:

	June 30 2022	December 31 2021	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$488,110	$448,352	$39,758	8.87%
Interest bearing demand deposits	370,284	364,563	5,721	1.57%
Savings deposits	635,397	596,662	38,735	6.49%
Certificates of deposit	265,477	297,696	(32,219)	(10.82)%
Internet certificates of deposit	598	3,066	(2,468)	(80.50)%
Total	$1,759,866	$1,710,339	$49,527	2.90%
The following table displays deposit balances as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Noninterest bearing demand deposits	$488,110	$461,473	$448,352	$430,950	$428,410
Interest bearing demand deposits	370,284	387,187	364,563	374,137	326,971
Savings deposits	635,397	635,195	596,662	572,136	549,134
Certificates of deposit	265,477	279,708	297,696	312,027	326,214
Internet certificates of deposit	598	598	3,066	3,066	5,777
Total	$1,759,866	$1,764,161	$1,710,339	$1,692,316	$1,636,506
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

The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include providing earnings and liquidity while managing our overall exposure to changes in interest rates. Over the last two years, the flat yield curve encouraged the use of excess funds to reduce higher-cost borrowings as opposed to investing in AFS securities. However, based on balance sheet strategies, excess funds above what is required to retire future maturities of higher-cost funding sources was prudently deployed to purchase AFS securities in future periods.
The following table displays fair values of AFS securities as of:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
U.S. Treasury	$214,474	$218,268	$209,703	$192,069	$132,593
States and political subdivisions	119,649	114,015	121,205	128,689	130,960
Auction rate money market preferred	2,497	2,867	3,242	3,246	3,260
Mortgage-backed securities	45,796	49,578	56,148	62,030	68,155
Collateralized mortgage obligations	167,572	152,441	92,301	100,767	109,294
Corporate	7,602	7,750	8,002	7,583	4,192
Total	$557,590	$544,919	$490,601	$494,384	$448,454
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

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Securities sold under agreements to repurchase without stated maturity dates	$47,247	$51,353	$50,162	$67,519	$62,274
FHLB advances	10,000	10,000	20,000	60,000	70,000
Fixed rate at 3.25% to floating, due 2031	29,203	29,181	29,158	29,136	29,121
Total	$86,450	$90,534	$99,320	$156,655	$161,395
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 36,238 shares or $907 of common stock during the first six months of 2022, as compared to 36,891 shares or $806 of common stock during the same period in 2021. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $249 and $256 during the six-month periods ended June 30, 2022 and 2021, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $77 during the first six months of 2022, as compared to $25 during the same period in 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 15,766 shares or $397 of common stock during the first six months of 2022 and 87,480 shares or $1,860 during the first six months of 2021. As of June 30, 2022, we were authorized to repurchase up to an additional 451,725 shares of common stock.
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

	June 30, 2022			December 31, 2021
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.44%	7.00%	6.50%	12.07%	7.00%	6.50%
Tier 1 capital	12.44%	8.50%	8.00%	12.07%	8.50%	8.00%
Total capital	15.33%	10.50%	10.00%	14.94%	10.50%	10.00%
Tier 1 leverage	8.38%	4.00%	5.00%	7.97%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At June 30, 2022, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $551,875 or 26.94% of assets as of June 30, 2022, compared to $495,169 or 24.37% as of December 31, 2021. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits, an increase in unencumbered AFS securities from purchases during the first half of 2022, and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2022, we had available lines of credit of $328,182.

Our stress testing of liquidity increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at June 30, 2022, which is illustrated in the following table:

June 30 2022
Total cash and cash equivalents	$82,017
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	225,244
FRB Discount Window	4,938
Other lines of credit	5,000
Total available lines of credit	328,182
Unencumbered lendable value of FRB collateral, estimated[1]	340,000
Total cash and liquidity	$750,199
(1)Includes estimated unencumbered lendable value of FHLB collateral of $280,000
The following table summarizes our sources and uses of cash for the six-month period ended June 30:

	2022	2021	$ Variance
Net cash provided by (used in) operating activities	$14,780	$15,861	$(1,081)
Net cash provided by (used in) investing activities	(70,681)	(81,218)	10,537
Net cash provided by (used in) financing activities	32,588	66,906	(34,318)
Increase (decrease) in cash and cash equivalents	(23,313)	1,549	(24,862)
Cash and cash equivalents January 1	105,330	246,640	(141,310)
Cash and cash equivalents June 30	$82,017	$248,189	$(166,172)
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended June 30, 2022, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
March 31, 2022				460,229
April 1 - 30	2,779	$25.55	2,779	457,450
May 1 - 31	3,368	24.64	3,368	454,082
June 1 - 30	2,357	24.61	2,357	451,725
June 30, 2022	8,504	$24.93	8,504	451,725
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

Isabella Bank Corporation

Date:	July 28, 2022	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2022	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)