Form 10-Q
period 2022-09-30
ISABELLA BANK Corp
filed 2022-10-28
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,567,023 as of October 26, 2022.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2022	December 31 2021
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$26,763	$25,563
Fed Funds sold and interest bearing balances due from banks	72,149	79,767
Total cash and cash equivalents	98,912	105,330
AFS securities, at fair value	581,233	490,601
Mortgage loans AFS	934	1,735
Loans
Commercial	730,504	807,439
Agricultural	96,850	93,955
Residential real estate	334,412	326,361
Consumer	74,385	73,282
Gross loans	1,236,151	1,301,037
Less allowance for loan and lease losses	9,677	9,103
Net loans	1,226,474	1,291,934
Premises and equipment	25,107	24,419
Corporate owned life insurance policies	32,764	32,472
Equity securities without readily determinable fair values	15,496	17,383
Goodwill and other intangible assets	48,290	48,302
Accrued interest receivable and other assets	34,767	19,982
TOTAL ASSETS	$2,063,977	$2,032,158
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$510,127	$448,352
Interest bearing demand deposits	368,537	364,563
Certificates of deposit under $250 and other savings	842,081	818,841
Certificates of deposit over $250	70,288	78,583
Total deposits	1,791,033	1,710,339
Borrowed funds
Federal funds purchased and repurchase agreements	52,479	50,162
FHLB advances	—	20,000
Subordinated debt, net of unamortized issuance costs	29,225	29,158
Total borrowed funds	81,704	99,320
Accrued interest payable and other liabilities	14,628	11,451
Total liabilities	1,887,365	1,821,110
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,564,348 shares (including 139,084 shares held in the Rabbi Trust) in 2022 and 7,532,641 shares (including 105,654 shares held in the Rabbi Trust) in 2021	129,094	129,052
Shares to be issued for deferred compensation obligations	4,888	4,545
Retained earnings	85,497	75,592
Accumulated other comprehensive income (loss)	(42,867)	1,859
Total shareholders’ equity	176,612	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,063,977	$2,032,158
See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Interest income
Loans, including fees	$13,563	$13,033	$39,120	$38,634
AFS securities
Taxable	2,209	1,224	5,851	3,529
Nontaxable	726	725	2,090	2,393
Federal funds sold and other	521	160	822	516
Total interest income	17,019	15,142	47,883	45,072
Interest expense
Deposits	908	1,251	2,698	4,363
Borrowings
Federal funds purchased and repurchase agreements	9	13	26	40
FHLB advances	33	299	152	1,093
Subordinated debt, net of unamortized issuance costs	266	266	798	349
Total interest expense	1,216	1,829	3,674	5,845
Net interest income	15,803	13,313	44,209	39,227
Provision for loan losses	18	(107)	540	(599)
Net interest income after provision for loan losses	15,785	13,420	43,669	39,826
Noninterest income
Service charges and fees	2,122	1,964	6,615	5,489
Wealth management fees	679	772	2,217	2,274
Earnings on corporate owned life insurance policies	223	201	655	577
Net gain on sale of mortgage loans	174	339	568	1,459
Other	54	91	339	415
Total noninterest income	3,252	3,367	10,394	10,214
Noninterest expenses
Compensation and benefits	6,369	6,116	18,480	17,693
Furniture and equipment	1,490	1,349	4,382	4,049
Occupancy	918	866	2,813	2,726
Other	3,140	2,854	9,223	8,029
Total noninterest expenses	11,917	11,185	34,898	32,497
Income before federal income tax expense	7,120	5,602	19,165	17,543
Federal income tax expense	1,233	916	3,249	2,838
NET INCOME	$5,887	$4,686	$15,916	$14,705
Earnings per common share
Basic	$0.78	$0.59	$2.11	$1.85
Diluted	$0.77	$0.58	$2.08	$1.82
Cash dividends per common share	$0.27	$0.27	$0.81	$0.81

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net income	$5,887	$4,686	$15,916	$14,705
Unrealized gains (losses) on AFS securities arising during the period	(22,815)	(1,690)	(56,413)	(4,247)
Tax effect (1)	4,788	353	11,687	894
Unrealized gains (losses) on AFS securities, net of tax	(18,027)	(1,337)	(44,726)	(3,353)
Unrealized gains (losses) on derivative instruments arising during the period	—	—	—	53
Tax effect (1)	—	—	—	(11)
Unrealized gains (losses) on derivative instruments, net of tax	—	—	—	42
Other comprehensive income (loss), net of tax	(18,027)	(1,337)	(44,726)	(3,311)
Comprehensive income (loss)	$(12,140)	$3,349	$(28,810)	$11,394
(1)See “Note 10 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	14,705	(3,311)	11,394
Issuance of common stock	52,523	1,196	—	—	—	1,196
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	343	—	—	343
Share-based compensation expense recognized in earnings under the RSP	—	58	—	—	—	58
Common stock purchased for deferred compensation obligations	—	(869)	—	—	—	(869)
Common stock repurchased	(123,160)	(2,699)	—	—	—	(2,699)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,369)	—	(6,369)
September 30, 2021	7,926,610	$140,004	$4,455	$72,796	$4,387	$221,642
January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	15,916	(44,726)	(28,810)
Issuance of common stock	55,549	1,344	—	—	—	1,344
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	346	—	—	346
Share-based compensation expense recognized in earnings under the RSP	—	108	—	—	—	108
Common stock purchased for deferred compensation obligations	—	(828)	—	—	—	(828)
Common stock repurchased	(23,842)	(585)	—	—	—	(585)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,011)	—	(6,011)
September 30, 2022	7,564,348	$129,094	$4,888	$85,497	$(42,867)	$176,612

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2022	2021
OPERATING ACTIVITIES
Net income	$15,916	$14,705
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	540	(599)
Depreciation	1,591	1,761
Amortization of OMSR	55	465
Amortization of acquisition intangibles	12	22
Amortization of subordinated debt issuance costs	67	30
Net amortization of AFS securities	1,568	1,656
Net gain on sale of mortgage loans	(568)	(1,459)
Change in OMSR valuation allowance	(532)	—
Net (gains) losses on foreclosed assets	(5)	1
Increase in cash value of corporate owned life insurance policies, net of expenses	(605)	(538)
Gains from redemption of corporate owned life insurance policies	(57)	(150)
Share-based payment awards under the Directors Plan	346	343
Share-based payment awards under the RSP	108	58
Origination of loans held-for-sale	(19,566)	(40,329)
Proceeds from loan sales	20,935	43,711
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	(2,592)	1,811
Accrued interest payable and other liabilities	3,216	(325)
Net cash provided by (used in) operating activities	20,429	21,163
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	56,044	79,020
Purchases	(204,657)	(240,079)
Net loan principal (originations) collections	64,791	(10,583)
Proceeds from sales of foreclosed assets	105	462
Purchases of premises and equipment	(2,279)	(1,190)
Purchases of corporate owned life insurance policies	—	(4,272)
Proceeds from redemption of corporate owned life insurance policies	370	562
Proceeds from sale of FHLB Stock	2,288	—
Purchases of FRB Stock	(401)	—
Funding of low income housing tax credit investments	(39)	(377)
Net cash provided by (used in) investing activities	(83,778)	(176,457)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2022	2021
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$80,694	$125,999
Net increase (decrease) in fed funds purchased and repurchase agreements	2,317	(1,228)
Net increase (decrease) in FHLB advances	(20,000)	(30,000)
Issuance of subordinated debt, net of unamortized issuance costs	—	29,106
Cash dividends paid on common stock	(6,011)	(6,369)
Proceeds from issuance of common stock	1,344	1,196
Common stock repurchased	(585)	(2,699)
Common stock purchased for deferred compensation obligations	(828)	(869)
Net cash provided by (used in) financing activities	56,931	115,136
Increase (decrease) in cash and cash equivalents	(6,418)	(40,158)
Cash and cash equivalents at beginning of period	105,330	246,640
Cash and cash equivalents at end of period	$98,912	$206,482
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$3,524	$5,702
Income taxes paid	2,500	2,250
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$129	$284

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our CECL implementation efforts continue to focus on model validation, developing new disclosures, establishing formal policies and procedures and control documentation. Based on our loan balances and forecasted economic conditions as of September 30, 2022, management believes the adoption of CECL could result in an increase in the current reserves of approximately 20% to 40%, as compared to our current reserve levels as of September 30, 2022. The estimated increase in reserves is driven by the guidance changes, which requires us to reserve based on expected credit losses over the expected life of the loan and also considers reasonable and supportable forecasts of expected future economic conditions.
This preliminary estimate is contingent upon continued testing and refinement of the model. The actual impact of the adoption will be dependent upon the loan portfolio size and composition, credit quality, and economic conditions and forecasts at the time of adoption. We will continue to evaluate and refine the results of our loss estimates through the end of 2022. Additionally, we will continue to run parallel calculations during the remainder of 2022.
Upon adoption on January 1, 2023, we will record a cumulative-effect adjustment to retained earnings for the change in ACL. While not expected to be material, the impact of the adoption of CECL will also affect our regulatory capital and other asset quality ratios.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,723	$—	$24,932	$206,791
States and political subdivisions	121,414	111	7,525	114,000
Auction rate money market preferred	3,200	—	721	2,479
Mortgage-backed securities	45,087	—	4,045	41,042
Collateralized mortgage obligations	223,181	—	13,461	209,720
Corporate	8,150	—	949	7,201
Total	$632,755	$111	$51,633	$581,233

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$212,379	$—	$2,676	$209,703
States and political subdivisions	116,836	4,457	88	121,205
Auction rate money market preferred	3,200	42	—	3,242
Mortgage-backed securities	54,710	1,438	—	56,148
Collateralized mortgage obligations	90,435	1,876	10	92,301
Corporate	8,150	19	167	8,002
Total	$485,710	$7,832	$2,941	$490,601

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2022 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,723	$—	$—	$—	$231,723
States and political subdivisions	15,459	45,580	21,500	38,875	—	121,414
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	45,087	45,087
Collateralized mortgage obligations	—	—	—	—	223,181	223,181
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$15,459	$277,303	$29,650	$38,875	$271,468	$632,755
Fair value	$15,394	$251,517	$27,523	$33,558	$253,241	$581,233
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group. $170,400 of the collateralized mortgage portfolio consist of agency commercial mortgage-backed securities with defined maturity dates of less than ten years.
The following information pertains to AFS securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$6,996	$62,985	$17,936	$143,806	$24,932
States and political subdivisions	4,192	57,140	3,333	42,925	7,525
Auction rate money market preferred	—	—	721	2,479	721
Mortgage-backed securities	4,045	41,042	—	—	4,045
Collateralized mortgage obligations	13,461	209,720	—	—	13,461
Corporate	232	1,768	717	5,433	949
Total	$28,926	$372,655	$22,707	$194,643	$51,633
Number of securities in an unrealized loss position:		249		305	554

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$2,676	$209,703	$—	$—	$2,676
States and political subdivisions	88	9,674	—	—	88
Collateralized mortgage obligations	10	11,165	—	—	10
Corporate	167	6,283	—	—	167
Total	$2,941	$236,825	$—	$—	$2,941
Number of securities in an unrealized loss position:		40		—	40

The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates.

As of September 30, 2022 and December 31, 2021, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of September 30, 2022 or December 31, 2021, with the exception of one municipal bond previously identified in 2016 which had no activity during the period.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2022. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021. There have been no material changes to the ALLL and credit quality has remained strong during 2022.

Summaries of the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700
Charge-offs	—	—	—	(173)	—	(173)
Recoveries	14	1	53	64	—	132
Provision for loan losses	(436)	35	(70)	(168)	657	18
September 30, 2022	$1,336	$487	$622	$1,046	$6,186	$9,677

	Allowance for Loan Losses
	Nine Months Ended September 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(3)	—	—	(367)	—	(370)
Recoveries	54	4	123	223	—	404
Provision for loan losses	(455)	194	(248)	282	767	540
September 30, 2022	$1,336	$487	$622	$1,046	$6,186	$9,677

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$14	$—	$460	$—	$—	$474
Collectively evaluated for impairment	1,322	487	162	1,046	6,186	9,203
Total	$1,336	$487	$622	$1,046	$6,186	$9,677
Loans
Individually evaluated for impairment	$5,703	$11,188	$2,860	$—		$19,751
Collectively evaluated for impairment	724,801	85,662	331,552	74,385		1,216,400
Total	$730,504	$96,850	$334,412	$74,385		$1,236,151

	Allowance for Loan Losses
	Three Months Ended September 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2021	$2,311	$248	$954	$938	$4,909	$9,360
Charge-offs	(1)	(77)	—	(168)	—	(246)
Recoveries	22	1	29	34	—	86
Provision for loan losses	(801)	294	(226)	45	581	(107)
September 30, 2021	$1,531	$466	$757	$849	$5,490	$9,093

	Allowance for Loan Losses
	Nine Months Ended September 30, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(32)	(77)	—	(349)	—	(458)
Recoveries	121	6	132	147	—	406
Provision for loan losses	(720)	226	(738)	253	380	(599)
September 30, 2021	$1,531	$466	$757	$849	$5,490	$9,093

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$13	$—	$565	$—	$—	$578
Collectively evaluated for impairment	1,727	289	182	908	5,419	8,525
Total	$1,740	$289	$747	$908	$5,419	$9,103
Loans
Individually evaluated for impairment	$9,267	$14,189	$3,454	$—		$26,910
Collectively evaluated for impairment	798,172	79,766	322,907	73,282		1,274,127
Total	$807,439	$93,955	$326,361	$73,282		$1,301,037

The following tables display the internally assigned credit risk ratings for commercial and agricultural credit exposures as of:

	September 30, 2022
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,331	5,044	—	14,375	383	60	443	14,818
3 - High satisfactory	70,779	37,313	1,484	109,576	9,833	3,944	13,777	123,353
4 - Low satisfactory	457,821	113,632	—	571,453	38,935	20,793	59,728	631,181
5 - Special mention	18,255	7,168	—	25,423	10,540	4,410	14,950	40,373
6 - Substandard	5,695	3,504	—	9,199	6,373	1,313	7,686	16,885
7 - Vulnerable	78	100	—	178	98	168	266	444
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$561,959	$167,061	$1,484	$730,504	$66,162	$30,688	$96,850	$827,354

	December 31, 2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,010	6,881	—	15,891	453	—	453	16,344
3 - High satisfactory	86,135	46,087	72,001	204,223	9,361	4,295	13,656	217,879
4 - Low satisfactory	448,489	104,375	—	552,864	36,483	15,986	52,469	605,333
5 - Special mention	13,212	1,351	—	14,563	13,096	3,452	16,548	31,111
6 - Substandard	13,519	5,738	—	19,257	6,252	3,803	10,055	29,312
7 - Vulnerable	222	119	—	341	499	275	774	1,115
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,587	$164,851	$72,001	$807,439	$66,144	$27,811	$93,955	$901,394
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2022
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$2,321	$—	$—	$78	$2,399	$559,560	$561,959
Commercial other	248	—	—	100	348	166,713	167,061
Advances to mortgage brokers	—	—	—	—	—	1,484	1,484
Total commercial	2,569	—	—	178	2,747	727,757	730,504
Agricultural
Agricultural real estate	—	258	—	98	356	65,806	66,162
Agricultural other	—	50	—	168	218	30,470	30,688
Total agricultural	—	308	—	266	574	96,276	96,850
Residential real estate
Senior liens	213	137	21	136	507	299,097	299,604
Junior liens	—	—	—	—	—	2,807	2,807
Home equity lines of credit	—	—	—	—	—	32,001	32,001
Total residential real estate	213	137	21	136	507	333,905	334,412
Consumer
Secured	176	—	—	—	176	71,258	71,434
Unsecured	2	2	—	—	4	2,947	2,951
Total consumer	178	2	—	—	180	74,205	74,385
Total	$2,960	$447	$21	$580	$4,008	$1,232,143	$1,236,151

	December 31, 2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$135	$—	$—	$222	$357	$570,230	$570,587
Commercial other	85	—	—	119	204	164,647	164,851
Advances to mortgage brokers	—	—	—	—	—	72,001	72,001
Total commercial	220	—	—	341	561	806,878	807,439
Agricultural
Agricultural real estate	213	—	—	499	712	65,432	66,144
Agricultural other	—	—	—	275	275	27,536	27,811
Total agricultural	213	—	—	774	987	92,968	93,955
Residential real estate
Senior liens	2,016	37	97	93	2,243	290,900	293,143
Junior liens	—	—	—	—	—	2,439	2,439
Home equity lines of credit	7	—	—	37	44	30,735	30,779
Total residential real estate	2,023	37	97	130	2,287	324,074	326,361
Consumer
Secured	186	—	—	—	186	70,259	70,445
Unsecured	10	—	—	—	10	2,827	2,837
Total consumer	196	—	—	—	196	73,086	73,282
Total	$2,652	$37	$97	$1,245	$4,031	$1,297,006	$1,301,037
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

The following is a summary of impaired loans as of:

	September 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$185	$185	$14	$192	$193	$9
Commercial other	—	—	—	2,802	2,802	4
Residential real estate senior liens	2,860	3,104	460	3,417	3,688	565
Total impaired loans with a valuation allowance	3,045	3,289	474	6,411	6,683	578
Impaired loans without a valuation allowance
Commercial real estate	5,319	5,635		5,829	6,145
Commercial other	199	199		444	444
Agricultural real estate	8,611	8,611		9,538	9,538
Agricultural other	2,577	2,577		4,651	4,651
Home equity lines of credit	—	—		37	37
Total impaired loans without a valuation allowance	16,706	17,022		20,499	20,815
Impaired loans
Commercial	5,703	6,019	14	9,267	9,584	13
Agricultural	11,188	11,188	—	14,189	14,189	—
Residential real estate	2,860	3,104	460	3,454	3,725	565
Total impaired loans	$19,751	$20,311	$474	$26,910	$27,498	$578

The following is a summary of impaired loans for the:

	Three Months Ended September 30
	2022		2021
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$188	$3	$1,377	$3
Commercial other	1,413	—	3,090	35
Agricultural real estate	—	—	94	—
Residential real estate senior liens	2,927	31	3,585	37
Total impaired loans with a valuation allowance	4,528	34	8,146	75
Impaired loans without a valuation allowance
Commercial real estate	5,359	82	7,013	121
Commercial other	208	3	305	9
Agricultural real estate	8,638	116	9,845	113
Agricultural other	2,635	43	4,794	58
Total impaired loans without a valuation allowance	16,840	244	21,957	301
Impaired loans
Commercial	7,168	88	11,785	168
Agricultural	11,273	159	14,733	171
Residential real estate	2,927	31	3,585	37
Total impaired loans	$21,368	$278	$30,103	$376

	Nine Months Ended September 30
	2022		2021
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$190	$9	$2,161	$66
Commercial other	2,299	62	1,569	71
Agricultural real estate	—	—	737	11
Agricultural other	—	—	226	—
Residential real estate senior liens	3,141	97	3,908	115
Total impaired loans with a valuation allowance	5,630	168	8,601	263
Impaired loans without a valuation allowance
Commercial real estate	5,571	256	6,109	315
Commercial other	336	18	2,494	59
Agricultural real estate	8,569	341	9,760	378
Agricultural other	3,147	114	4,115	174
Home equity lines of credit	6	—	—	—
Total impaired loans without a valuation allowance	17,629	729	22,478	926
Impaired loans
Commercial	8,396	345	12,333	511
Agricultural	11,716	455	14,838	563
Residential real estate	3,147	97	3,908	115
Total impaired loans	$23,259	$897	$31,079	$1,189

We had committed to advance $678 and $266 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, of September 30, 2022 and December 31, 2021, respectively.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of TDRs granted for the:

	Three Months Ended September 30
	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$55	$55	—	$—	$—

	Nine Months Ended September 30
	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$55	$55	5	$4,761	$4,761
Agricultural other	—	—	—	6	3,712	3,712
Residential real estate	1	98	98	—	—	—
Total	2	$153	$153	11	$8,473	$8,473

The following is a summary of concessions we granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30
	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$55	—	$—	—	$—	—	$—

	Nine Months Ended September 30
	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$55	—	$—	1	$3,189	4	$1,572
Agricultural other	—	—	—	—	6	3,712	—	—
Residential real estate	—	—	1	98	—	—	—	—
Total	1	$55	1	$98	7	$6,901	4	$1,572
We did not restructure any loans by forgiving principal or accrued interest in the three and nine-month periods ended September 30, 2022 or 2021.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine-month periods ended September 30, 2022 and 2021 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	September 30 2022	December 31 2021
TDRs	$19,083	$25,725

Note 5 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three and nine-month periods ended September 30, 2022 and 2021.
A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended September 30
	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,051	$49,267	0.07%	$67,519	$62,790	0.10%
Federal funds purchased	$—	$—	—%	$—	$—	0.52%

	Nine Months Ended September 30
	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,051	$48,118	0.07%	$67,519	$56,422	0.11%
Federal funds purchased	$—	$1	0.79%	$80	$2	0.40%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $55,591 and $50,173 at September 30, 2022 and December 31, 2021, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$52,479	0.07%	$50,162	0.07%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2022	December 31 2021
Pledged to secure borrowed funds	$341,457	$334,415
Pledged to secure repurchase agreements	55,591	50,173
Pledged for public deposits and for other purposes necessary or required by law	30,374	28,154
Total	$427,422	$412,742
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2022	December 31 2021
U.S. Treasury	$19,542	$9,711
States and political subdivisions	18,315	13,491
Mortgage-backed securities	7,370	13,174
Collateralized mortgage obligations	10,364	13,797
Total	$55,591	$50,173

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2022, we had the ability to borrow up to an additional $343,437, without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate due 2022	$—	—%	$20,000	1.97%
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
The following table summarizes our outstanding notes as of:

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(775)		(842)
Total subordinated debt, net	$29,225		$29,158
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Average number of common shares outstanding for basic calculation	7,555,333	7,932,227	7,544,909	7,948,578
Average potential effect of common shares in the Directors Plan (1)	66,506	94,828	74,931	103,816
Average potential effect of common shares in the RSP	29,111	17,517	27,277	12,858
Average number of common shares outstanding used to calculate diluted earnings per common share	7,650,950	8,044,572	7,647,117	8,065,252
Net income	$5,887	$4,686	$15,916	$14,705
Earnings per common share
Basic	$0.78	$0.59	$2.11	$1.85
Diluted	$0.77	$0.58	$2.08	$1.82
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
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, July 1	30,208	$679	16,257	$334
Granted	(3,362)	(87)	3,866	84
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, September 30	26,846	$592	20,123	$418

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	20,123	$418	4,658	$82
Granted	6,723	174	15,465	336
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, September 30	26,846	$592	20,123	$418
Fluctuations in granted shares are due to the reassessment of the award achievement. Expense related to RSP awards were $108 and $58 for the nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022, there was $369 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.62 years.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Audit, consulting, and legal fees	$595	$665	$1,749	$1,553
ATM and debit card fees	543	473	1,485	1,352
Marketing costs	209	236	812	683
Donations and community relations	239	198	665	452
Memberships and subscriptions	230	234	654	662
Loan underwriting fees	243	238	640	628
Director fees	210	166	598	505
All other	871	644	2,620	2,194
Total other noninterest expenses	$3,140	$2,854	$9,223	$8,029

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Income taxes at statutory rate	$1,496	$1,176	$4,025	$3,684
Effect of nontaxable income
Interest income on tax exempt municipal securities	(147)	(143)	(425)	(474)
Earnings on corporate owned life insurance policies	(47)	(43)	(150)	(153)
Other	(4)	(9)	(12)	(22)
Total effect of nontaxable income	(198)	(195)	(587)	(649)
Effect of nondeductible expenses	9	11	26	23
Effect of tax credits	(74)	(76)	(215)	(220)
Federal income tax expense	$1,233	$916	$3,249	$2,838
Note 10 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2022				2021
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$(22,826)	$—	$(2,014)	$(24,840)	$8,469	$—	$(2,745)	$5,724
OCI before reclassifications	(22,815)	—	—	(22,815)	(1,690)	—	—	(1,690)
Tax effect	4,788	—	—	4,788	353	—	—	353
OCI, net of tax	(18,027)	—	—	(18,027)	(1,337)	—	—	(1,337)
Balance, September 30	$(40,853)	$—	$(2,014)	$(42,867)	$7,132	$—	$(2,745)	$4,387

	Nine Months Ended September 30
	2022				2021
	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$3,873	$—	$(2,014)	$1,859	$10,485	$(42)	$(2,745)	$7,698
OCI before reclassifications	(56,413)	—	—	(56,413)	(4,247)	53	—	(4,194)
Tax effect	11,687	—	—	11,687	894	(11)	—	883
OCI, net of tax	(44,726)	—	—	(44,726)	(3,353)	42	—	(3,311)
Balance, September 30	$(40,853)	$—	$(2,014)	$(42,867)	$7,132	$—	$(2,745)	$4,387
Included in OCI for the three and nine-month periods ended September 30, 2022 and 2021 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(18)	$(22,797)	$(22,815)	$(14)	$(1,676)	$(1,690)
Tax effect	—	4,788	4,788	—	353	353
Unrealized gains (losses), net of tax	$(18)	$(18,009)	$(18,027)	$(14)	$(1,323)	$(1,337)

	Nine Months Ended September 30
	2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(763)	$(55,650)	$(56,413)	$9	$(4,256)	$(4,247)
Tax effect	—	11,687	11,687	—	894	894
Unrealized gains (losses), net of tax	$(763)	$(43,963)	$(44,726)	$9	$(3,362)	$(3,353)

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
The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	30%
Discounted value	$14,724	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Furniture, fixtures & equipment	45%	45%

	December 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$18,812	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$98,912	$98,912	$98,912	$—	$—
Mortgage loans AFS	934	942	—	942	—
Gross loans	1,236,151	1,194,804	—	—	1,194,804
Less allowance for loan and lease losses	9,677	9,677	—	—	9,677
Net loans	1,226,474	1,185,127	—	—	1,185,127
Accrued interest receivable	6,406	6,406	6,406	—	—
Equity securities without readily determinable fair values (1)	15,496	N/A	—	—	—
OMSR	2,601	3,179	—	3,179	—
LIABILITIES
Deposits without stated maturities	1,529,793	1,529,793	1,529,793	—	—
Deposits with stated maturities	261,240	248,892	—	248,892	—
Federal funds purchased and repurchase agreements	52,479	52,349	—	52,349	—
Subordinated debt, net of unamortized issuance costs	29,225	26,548	—	26,548	—
Accrued interest payable	158	158	158	—	—

	December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$105,330	$105,330	$105,330	$—	$—
Mortgage loans AFS	1,735	1,797	—	1,797	—
Gross loans	1,301,037	1,296,841	—	—	1,296,841
Less allowance for loan and lease losses	9,103	9,103	—	—	9,103
Net loans	1,291,934	1,287,738	—	—	1,287,738
Accrued interest receivable	5,804	5,804	5,804	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,124	2,753	—	2,753	—
LIABILITIES
Deposits without stated maturities	1,409,577	1,409,577	1,409,577	—	—
Deposits with stated maturities	300,762	301,216	—	301,216	—
Federal funds purchased and repurchase agreements	50,162	50,153	—	50,153	—
FHLB advances	20,000	20,120	—	20,120	—
Subordinated debt, net of unamortized issuance costs	29,158	27,435	—	27,435	—
Accrued interest payable	251	251	251	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$206,791	$—	$206,791	$—	$209,703	$—	$209,703	$—
States and political subdivisions	114,000	—	114,000	—	121,205	—	121,205	—
Auction rate money market preferred	2,479	—	2,479	—	3,242	—	3,242	—
Mortgage-backed securities	41,042	—	41,042	—	56,148	—	56,148	—
Collateralized mortgage obligations	209,720	—	209,720	—	92,301	—	92,301	—
Corporate	7,201	—	7,201	—	8,002	—	8,002	—
Total AFS securities	581,233	—	581,233	—	490,601	—	490,601	—
Nonrecurring items
Impaired loans (net of the ALLL)	14,724	—	—	14,724	18,812	—	—	18,812
Foreclosed assets	240	—	—	240	211	—	—	211
Total	$596,197	$—	$581,233	$14,964	$509,624	$—	$490,601	$19,023
Percent of assets and liabilities measured at fair value		—%	97.49%	2.51%		—%	96.27%	3.73%
We recorded an impairment related to foreclosed assets of $6 and $0 through earnings for the nine-month period ended September 30, 2022 and 2021, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2022. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 12 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of September 30, 2022 and December 31, 2021 and for the three and nine-month periods ended September 30, 2022 and 2021, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2022	December 31 2021
ASSETS
Cash on deposit at the Bank	$8,812	$11,535
Investments in subsidiaries	148,497	178,395
Premises and equipment	1,444	1,482
Other assets	47,462	48,923
TOTAL ASSETS	$206,215	$240,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,225	$29,158
Other liabilities	378	129
Shareholders' equity	176,612	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$206,215	$240,335
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Income
Dividends from subsidiaries	$1,200	$800	$3,000	$2,800
Interest income	3	7	8	8
Other income	3	4	10	14
Total income	1,206	811	3,018	2,822
Expenses
Interest expense	266	266	798	349
Occupancy and equipment	17	16	50	49
Audit, consulting, and legal fees	135	187	411	440
Director fees	108	87	313	258
Other	275	277	865	852
Total expenses	801	833	2,437	1,948
Income before income tax benefit and equity in undistributed earnings of subsidiaries	405	(22)	581	874
Federal income tax benefit	167	172	507	403
Income before equity in undistributed earnings of subsidiaries	572	150	1,088	1,277
Undistributed earnings of subsidiaries	5,315	4,536	14,828	13,428
Net income	$5,887	$4,686	$15,916	$14,705

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2022	2021
Operating activities
Net income	$15,916	$14,705
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(14,828)	(13,428)
Share-based payment awards under the Directors Plan	346	343
Share-based payment awards under the RSP	108	58
Amortization of subordinated debt issuance costs	67	30
Depreciation	38	38
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,461	673
Other liabilities	249	390
Net cash provided by (used in) operating activities	3,357	2,809
Investing activities
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	—	29,106
Cash dividends paid on common stock	(6,011)	(6,369)
Proceeds from the issuance of common stock	1,344	1,196
Common stock repurchased	(585)	(2,699)
Common stock purchased for deferred compensation obligations	(828)	(869)
Net cash provided by (used in) financing activities	(6,080)	20,365
Increase (decrease) in cash and cash equivalents	(2,723)	23,174
Cash and cash equivalents at beginning of period	11,535	2,670
Cash and cash equivalents at end of period	$8,812	$25,844

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and nine-month periods ended September 30, 2022 and 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2022, we reported net income of $5,887 and $15,916 and earnings per common share of $0.78 and $2.11, respectively. Net income and earnings per common share for the same periods of 2021 were $4,686 and $14,705 and $0.59 and $1.85, respectively. Net interest income increased $4,982, or 12.70%, for the nine-month period ended September 30, 2022 in comparison to the same period in 2021. While PPP loan fees declined, rising interest rates and growth in AFS securities led to a $2,811 increase in gross interest income during the nine-month period ended September 30, 2022 compared to the same period in 2021. We continued to benefit from a reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $2,171, or 37.14%, for the nine-month period ended September 30, 2022 when compared to the same period in 2021.
The provision for loan losses during the nine months ended September 30, 2022 was $540, compared to a net provision reversal of $599 for the same period in 2021. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the ALLL and provision expense. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first quarter of 2021. Credit quality remained strong at September 30, 2022, as evidenced by total past due and nonaccrual loans which were $4,008, or 0.32% of gross loans. Despite strong credit quality, the ALLL and provision for loan losses increased during 2022 as a result of increased economic and environmental related risk factors.
Noninterest income increased $180 during the first nine months of 2022 compared to the same period in 2021. Service charges and fees increased $1,126, with $605 of the increase attributed to OMSR income. Offsetting this income was an $891 reduction in gain on sale of mortgage loans, as residential mortgage originations sold in the secondary market declined. Noninterest expenses for the first nine months of 2022 increased $2,401 in comparison to the same period in 2021 and was primarily a result of increased compensation, other losses, consulting, marketing, and donations and community relations related expenses.
As of September 30, 2022, total assets and assets under management were $2,063,977 and $2,796,992, respectively. Assets under management include loans sold and serviced of $268,879 and investment and trust assets managed by Isabella Wealth of $464,136, in addition to assets on our consolidated balance sheet. Loans outstanding as of September 30, 2022 totaled $1,236,151. Since December 31, 2021, gross loans declined $64,886 as a result of a $70,517 reduction in advances to mortgage brokers, which is included within the commercial loan portfolio, however is not considered a component of our core lending business. Total deposits were $1,791,033 as of September 30, 2022, which was an increase of $80,694 since December 31, 2021. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio increased $90,632 from December 31, 2021, predominantly due to $204,657 in purchases, although offset by maturities and an increase in net unrealized losses. The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value.
Our net yield on interest earning assets (FTE) was 3.28% and 3.10% for the three and nine months ended September 30, 2022, as compared to 2.85% and 2.87% for the three and nine months ended September 30, 2021. The marked improvement is a result of strategies management began implementing in 2019 and 2020, focused on improving our net yield as rates declined, including enhanced pricing related to loans and a reduced reliance on higher-cost borrowed funds and brokered deposits. With rate increases during the first three quarters of 2022, and anticipated future rate increases during the remainder of the year, we expect continued improvement in net yield on interest earning assets.

Recent Events and Legislation
Impact of COVID-19: Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19. The full impact of the pandemic, including the uncertainties surrounding the pandemic, remain in 2022. However, significant progress has been made with vaccinations and medical treatments. Additionally, improved safety guidelines and the easing of restrictions have occurred since the onset of the pandemic. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by continued developments related to the COVID-19 pandemic. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in the interim 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.
Subsequent Events
We evaluated subsequent events after September 30, 2022 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between September 30, 2022 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
INCOME STATEMENT DATA
Interest income	$17,019	$16,102	$14,762	$15,041	$15,142
Interest expense	1,216	1,175	1,283	1,567	1,829
Net interest income	15,803	14,927	13,479	13,474	13,313
Provision for loan losses	18	485	37	81	(107)
Noninterest income	3,252	3,595	3,547	3,608	3,367
Noninterest expenses	11,917	11,661	11,320	11,197	11,185
Federal income tax expense (benefit)	1,233	1,081	935	1,010	916
Net income (loss)	$5,887	$5,295	$4,734	$4,794	$4,686
PER SHARE
Basic earnings	$0.78	$0.70	$0.63	$0.63	$0.59
Diluted earnings	$0.77	$0.69	$0.62	$0.63	$0.58
Dividends	$0.27	$0.27	$0.27	$0.27	$0.27
Tangible book value	$16.96	$18.85	$19.56	$21.61	$21.87
Quoted market value
High	$24.95	$26.25	$26.00	$29.00	$26.74
Low	$21.39	$23.00	$24.50	$24.75	$22.55
Close (1)	$21.40	$24.80	$25.85	$25.50	$26.03
Common shares outstanding (1)	7,564,348	7,553,113	7,542,758	7,532,641	7,926,610
PERFORMANCE RATIOS
Return on average total assets	1.13%	1.04%	0.92%	0.96%	0.91%
Return on average shareholders' equity	12.13%	10.83%	9.02%	8.83%	8.35%
Return on average tangible shareholders' equity	16.15%	14.38%	11.72%	11.31%	10.65%
Net interest margin yield (FTE)	3.28%	3.16%	2.86%	2.86%	2.85%
BALANCE SHEET DATA (1)
Gross loans	$1,236,151	$1,271,910	$1,218,371	$1,301,037	$1,248,558
AFS securities	$581,233	$557,590	$544,919	$490,601	$494,384
Total assets	$2,063,977	$2,048,373	$2,060,933	$2,032,158	$2,082,701
Deposits	$1,791,033	$1,759,866	$1,764,161	$1,710,339	$1,692,316
Borrowed funds	$81,704	$86,450	$90,534	$99,320	$156,655
Shareholders' equity	$176,612	$190,680	$195,842	$211,048	$221,642
Gross loans to deposits	69.02%	72.27%	69.06%	76.07%	73.78%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$268,879	$273,294	$275,556	$278,844	$285,392
Assets managed by Isabella Wealth	$464,136	$454,535	$501,829	$516,243	$491,784
Total assets under management	$2,796,992	$2,776,202	$2,838,318	$2,827,245	$2,859,877
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.05%	0.05%	0.06%	0.10%	0.25%
Nonperforming assets to total assets	0.04%	0.05%	0.05%	0.08%	0.18%
ALLL to gross loans	0.78%	0.76%	0.76%	0.70%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	8.56%	9.31%	9.50%	10.39%	10.64%
Tier 1 leverage	8.44%	8.38%	8.12%	7.97%	8.37%
Common equity tier 1 capital	12.92%	12.44%	12.83%	12.07%	13.07%
Tier 1 risk-based capital	12.92%	12.44%	12.83%	12.07%	13.07%
Total risk-based capital	15.85%	15.33%	15.84%	14.94%	16.03%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine-month periods ended:

	September 30 2022	September 30 2021	September 30 2020
INCOME STATEMENT DATA
Interest income	$47,883	$45,072	$47,770
Interest expense	3,674	5,845	10,967
Net interest income	44,209	39,227	36,803
Provision for loan losses	540	(599)	1,409
Noninterest income	10,394	10,214	10,304
Noninterest expenses	34,898	32,497	32,595
Federal income tax expense	3,249	2,838	1,495
Net income	$15,916	$14,705	$11,608
PER SHARE
Basic earnings	$2.11	$1.85	$1.46
Diluted earnings	$2.08	$1.82	$1.43
Dividends	$0.81	$0.81	$0.81
Tangible book value	$16.96	$21.87	$21.75
Quoted market value
High	$26.25	$26.74	$24.50
Low	$21.39	$19.45	$15.60
Close (1)	$21.40	$26.03	$16.74
Common shares outstanding (1)	7,564,348	7,926,610	8,007,901
PERFORMANCE RATIOS
Return on average total assets	1.03%	0.97%	0.82%
Return on average shareholders' equity	10.62%	8.82%	7.04%
Return on average tangible shareholders' equity	14.01%	11.28%	9.05%
Net interest margin yield (FTE)	3.10%	2.87%	2.93%
BALANCE SHEET DATA (1)
Gross loans	$1,236,151	$1,248,558	$1,303,308
AFS securities	$581,233	$494,384	$363,054
Total assets	$2,063,977	$2,082,701	$1,971,697
Deposits	$1,791,033	$1,692,316	$1,495,095
Borrowed funds	$81,704	$156,655	$238,349
Shareholders' equity	$176,612	$221,642	$222,545
Gross loans to deposits	69.02%	73.78%	87.17%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$268,879	$285,392	$289,524
Assets managed by Isabella Wealth	$464,136	$491,784	$403,730
Total assets under management	$2,796,992	$2,859,877	$2,664,951
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.05%	0.25%	0.38%
Nonperforming assets to total assets	0.04%	0.18%	0.30%
ALLL to gross loans	0.78%	0.73%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	8.56%	10.64%	11.29%
Tier 1 leverage	8.44%	8.37%	8.76%
Common equity tier 1 capital	12.92%	13.07%	12.90%
Tier 1 risk-based capital	12.92%	13.07%	12.90%
Total risk-based capital	15.85%	16.03%	13.64%
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

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,256,723	$13,563	4.32%	$1,259,573	$13,179	4.19%	$1,203,468	$13,033	4.33%
Taxable investment securities	490,751	2,190	1.79%	475,010	2,027	1.71%	332,056	1,224	1.47%
Nontaxable investment securities	110,058	1,002	3.64%	109,367	975	3.57%	113,857	1,035	3.64%
Fed funds sold	16	—	1.98%	6	—	1.47%	4	—	0.02%
Other	101,687	521	2.05%	77,176	192	1.00%	262,023	160	0.24%
Total earning assets	1,959,235	17,276	3.53%	1,921,132	16,373	3.41%	1,911,408	15,452	3.23%
NONEARNING ASSETS
Allowance for loan losses	(9,691)			(9,288)			(9,361)
Cash and demand deposits due from banks	24,875			22,838			30,120
Premises and equipment	24,475			24,269			24,540
Accrued income and other assets	78,151			84,590			109,750
Total assets	$2,077,045			$2,043,541			$2,066,457
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$381,282	$64	0.07%	$375,123	$56	0.06%	$366,345	$46	0.05%
Savings deposits	642,916	270	0.17%	627,916	171	0.11%	565,814	161	0.11%
Time deposits	262,628	574	0.87%	274,284	627	0.91%	323,322	1,044	1.29%
Federal funds purchased and repurchase agreements	49,267	9	0.07%	46,029	8	0.07%	62,790	13	0.08%
FHLB advances	6,739	33	1.96%	10,000	47	1.88%	62,718	299	1.91%
Subordinated debt, net of unamortized issuance costs	29,211	266	3.64%	29,188	266	3.65%	29,124	266	3.65%
Total interest bearing liabilities	1,372,043	1,216	0.35%	1,362,540	1,175	0.34%	1,410,113	1,829	0.52%
NONINTEREST BEARING LIABILITIES
Demand deposits	497,215			470,139			419,017
Other	13,627			15,237			12,826
Shareholders’ equity	194,160			195,625			224,501
Total liabilities and shareholders’ equity	$2,077,045			$2,043,541			$2,066,457
Net interest income (FTE)		$16,060			$15,198			$13,623
Net yield on interest earning assets (FTE)			3.28%			3.16%			2.85%

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,251,206	$39,120	4.17%	$1,202,060	$38,634	4.29%
Taxable investment securities	462,675	5,795	1.67%	268,435	3,529	1.75%
Nontaxable investment securities	107,041	2,934	3.65%	122,675	3,346	3.64%
Fed funds sold	8	—	1.69%	3	—	0.01%
Other	113,847	822	0.96%	273,997	516	0.25%
Total earning assets	1,934,777	48,671	3.35%	1,867,170	46,025	3.29%
NONEARNING ASSETS
Allowance for loan losses	(9,372)			(9,502)
Cash and demand deposits due from banks	24,843			29,236
Premises and equipment	24,401			24,836
Accrued income and other assets	87,989			109,835
Total assets	$2,062,638			$2,021,575
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$379,952	$170	0.06%	$337,561	$168	0.07%
Savings deposits	628,823	600	0.13%	549,213	459	0.11%
Time deposits	275,586	1,928	0.93%	345,960	3,736	1.44%
Federal funds purchased and repurchase agreements	48,119	26	0.07%	56,424	40	0.09%
FHLB advances	10,513	152	1.93%	79,048	1,093	1.84%
Subordinated debt, net of unamortized issuance costs	29,189	798	3.65%	12,907	349	3.61%
Total interest bearing liabilities	1,372,182	3,674	0.36%	1,381,113	5,845	0.56%
NONINTEREST BEARING LIABILITIES
Demand deposits	475,373			405,046
Other	15,242			13,144
Shareholders’ equity	199,841			222,272
Total liabilities and shareholders’ equity	$2,062,638			$2,021,575
Net interest income (FTE)		$44,997			$40,180
Net yield on interest earning assets (FTE)			3.10%			2.87%
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

	Three Months Ended September 30, 2022 Compared to June 30, 2022 Increase (Decrease) Due to			Three Months Ended September 30, 2022 Compared to September 30, 2021 Increase (Decrease) Due to			Nine Months Ended September 30, 2022 Compared to September 30, 2021 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(30)	$414	$384	$575	$(45)	$530	$1,554	$(1,068)	$486
Taxable investment securities	68	95	163	670	296	966	2,440	(174)	2,266
Nontaxable investment securities	6	21	27	(35)	2	(33)	(428)	16	(412)
Other	76	253	329	(153)	514	361	(448)	754	306
Total changes in interest income	120	783	903	1,057	767	1,824	3,118	(472)	2,646
Changes in interest expense
Interest bearing demand deposits	1	7	8	2	16	18	20	(18)	2
Savings deposits	4	95	99	24	85	109	71	70	141
Time deposits	(26)	(27)	(53)	(173)	(297)	(470)	(662)	(1,146)	(1,808)
Federal funds purchased and repurchase agreements	1	—	1	(3)	(1)	(4)	(5)	(9)	(14)
FHLB advances	(16)	2	(14)	(274)	8	(266)	(989)	48	(941)
Subordinated debt, net of unamortized issuance costs	—	—	—	1	(1)	—	445	4	449
Total changes in interest expense	(36)	77	41	(423)	(190)	(613)	(1,120)	(1,051)	(2,171)
Net change in interest margin (FTE)	$156	$706	$862	$1,480	$957	$2,437	$4,238	$579	$4,817
The interest rate increases during 2022 have alleviated much of the pressure placed on our net interest margin. Additionally, SBA PPP fee income has supported our yield on total earning assets over the past two years. The recent rate increases, and future rate increases expected during the remainder of the year and into 2023, should lead to continued improvement in our net yield on interest earning assets.

	Average Yield / Rate for the Three-Month Periods Ended:
	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Total earning assets	3.53%	3.41%	3.13%	3.19%	3.23%
Total interest bearing liabilities	0.35%	0.34%	0.37%	0.45%	0.52%
Net yield on interest earning assets (FTE)	3.28%	3.16%	2.86%	2.86%	2.85%

	Quarter to Date Net Interest Income (FTE)
	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Total interest income (FTE)	$17,276	$16,373	$15,022	$15,246	$15,452
Total interest expense	1,216	1,175	1,283	1,567	1,829
Net interest income (FTE)	$16,060	$15,198	$13,739	$13,679	$13,623

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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
ALLL at beginning of period	$9,700	$9,360	$9,103	$9,744
Charge-offs
Commercial	—	1	3	32
Agricultural	—	77	—	77
Residential real estate	—	—	—	—
Consumer	173	168	367	349
Total charge-offs	173	246	370	458
Recoveries
Commercial	14	22	54	121
Agricultural	1	1	4	6
Residential real estate	53	29	123	132
Consumer	64	34	223	147
Total recoveries	132	86	404	406
Net loan charge-offs (recoveries)	41	160	(34)	52
Provision for loan losses	18	(107)	540	(599)
ALLL at end of period	$9,677	$9,093	$9,677	$9,093
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.01%	0.00%	0.00%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three-month periods ended:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Total charge-offs	$173	$106	$91	$149	$246
Total recoveries	132	117	155	78	86
Net loan charge-offs (recoveries)	41	(11)	(64)	71	160
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.00%	(0.01)%	0.01%	0.01%
Provision for loan losses	$18	$485	$37	$81	$(107)
Provision for loan losses to average loans outstanding	0.00%	0.04%	0.00%	0.01%	(0.01)%
ALLL	$9,677	$9,700	$9,204	$9,103	$9,093
ALLL as a % of loans at end of period	0.78%	0.76%	0.76%	0.70%	0.73%
ALLL as a % of nonaccrual loans	1,668.45%	1,796.30%	1,232.13%	731.16%	295.52%
During 2020, we increased the ALLL as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during the first quarter of 2021. While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at September 30, 2022. Despite strong credit quality, the ALLL increased during the second quarter of 2022 as a result of loan growth during the quarter and increased economic and environmental related risk factors. Although loans declined during the third quarter, increased economic and environmental related risk factors remained. As such, no reduction in the ALLL was recorded.
The following table illustrates the two main components of the ALLL as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
ALLL
Individually evaluated for impairment	$474	$515	$573	$578	$583
Collectively evaluated for impairment	9,203	9,185	8,631	8,525	8,510
Total	$9,677	$9,700	$9,204	$9,103	$9,093
ALLL to gross loans
Individually evaluated for impairment	0.04%	0.04%	0.05%	0.04%	0.05%
Collectively evaluated for impairment	0.74%	0.72%	0.71%	0.66%	0.68%
Total	0.78%	0.76%	0.76%	0.70%	0.73%
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

	Total Past Due and Nonaccrual Loans
	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Commercial	$2,747	$432	$412	$561	$345
Agricultural	574	271	283	987	2,860
Residential real estate	507	345	1,560	2,287	268
Consumer	180	457	109	196	25
Total	$4,008	$1,505	$2,364	$4,031	$3,498
Total past due and nonaccrual loans to gross loans	0.32%	0.12%	0.19%	0.31%	0.28%
The increase in past due and nonaccrual commercial loans as of September 30, 2022 was the result of one past due relationship. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
The following tables provide roll-forwards of TDRs for the:

	Three Months Ended September 30, 2022
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2022	89	$22,003	6	$391	95	$22,394
New modifications	1	55	—	—	1	55
Principal advances (payments)	—	(296)	—	(10)	—	(306)
Loans paid off	(9)	(3,060)	—	—	(9)	(3,060)
September 30, 2022	81	$18,702	6	$381	87	$19,083

	Nine Months Ended September 30, 2022
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2022	98	$25,276	6	$449	104	$25,725
New modifications	2	153	—	—	2	153
Principal advances (payments)	—	(1,971)	—	(68)	—	(2,039)
Loans paid off	(19)	(4,756)	—	—	(19)	(4,756)
September 30, 2022	81	$18,702	6	$381	87	$19,083

	Three Months Ended September 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2021	101	$26,785	8	$2,562	109	$29,347
New modifications	—	—	—	—	—	—
Principal advances (payments)	—	(235)	—	(28)	—	(263)
Loans paid off	(3)	(402)	—	—	(3)	(402)
Transfers to accrual status	1	41	(1)	(41)	—	—
September 30, 2021	99	26,189	7	$2,493	106	$28,682

	Nine Months Ended September 30, 2021
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(1,073)	—	(235)	—	(1,308)
Loans paid off	(20)	(3,413)	—	—	(20)	(3,413)
Transfers to nonaccrual status	(1)	(39)	1	39	—	—
Transfers to accrual status	1	41	(1)	(41)	—	—
September 30, 2021	99	$26,189	7	$2,493	106	$28,682
The following table summarizes our TDRs as of:

	September 30, 2022			December 31, 2021
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,605	$251	$18,856	$25,236	$294	$25,530	$(6,674)
Past due 30-59 days	—	—	—	40	85	125	(125)
Past due 60-89 days	97	—	97	—	—	—	97
Past due 90 days or more	—	130	130	—	70	70	60
Total	$18,702	$381	$19,083	$25,276	$449	$25,725	$(6,642)
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,339	$5,593	$14	$5,707	$5,961	$9
Commercial other	199	199	—	3,246	3,246	4
Agricultural real estate	8,611	8,611	—	9,182	9,181	—
Agricultural other	2,577	2,577	—	4,543	4,543	—
Residential real estate senior liens	2,357	2,427	378	3,047	3,203	504
Total TDRs	19,083	19,407	392	25,725	26,134	517
Other impaired loans
Commercial real estate	165	227	—	314	377	—
Agricultural real estate	—	—	—	356	357	—
Agricultural other	—	—	—	108	108	—
Residential real estate senior liens	503	677	82	370	485	61
Home equity lines of credit	—	—	—	37	37	—
Total other impaired loans	668	904	82	1,185	1,364	61
Total impaired loans	$19,751	$20,311	$474	$26,910	$27,498	$578
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recognition of a charge-off.
Additional disclosures related to impaired loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Nonaccrual status loans	$580	$540	$747	$1,245	$3,077
Accruing loans past due 90 days or more	21	119	—	97	—
Total nonperforming loans	601	659	747	1,342	3,077
Foreclosed assets	240	241	187	211	348
Debt securities	77	131	131	131	230
Total nonperforming assets	$918	$1,031	$1,065	$1,684	$3,655
Nonperforming loans as a % of total loans	0.05%	0.05%	0.06%	0.10%	0.25%
Nonperforming assets as a % of total assets	0.04%	0.05%	0.05%	0.08%	0.18%
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
The following table summarizes nonaccrual loans as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Commercial	$178	$184	$319	$341	$161
Agricultural	266	271	283	774	2,811
Residential real estate	136	85	145	130	105
Total	$580	$540	$747	$1,245	$3,077
Nonaccrual loans as a % of loans at end of period	0.05%	0.04%	0.06%	0.10%	0.25%
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Commercial	$115	$120	$127	$139	$146
Agricultural	266	271	283	310	2,347
Residential real estate	—	—	—	—	—
Total	$381	$391	$410	$449	$2,493
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2022	2021	$	%
Service charges and fees
ATM and debit card fees	$1,212	$1,156	$56	4.84%
Service charges and fees on deposit accounts	673	601	72	11.98%
Freddie Mac servicing fee	168	177	(9)	(5.08)%
Net OMSR income (loss)	—	(28)	28	N/M
Other fees for customer services	69	58	11	18.97%
Total service charges and fees	2,122	1,964	158	8.04%
Wealth management fees	679	772	(93)	(12.05)%
Earnings on corporate owned life insurance policies	223	201	22	10.95%
Net gain on sale of mortgage loans	174	339	(165)	(48.67)%
All other	54	91	(37)	(40.66)%
Total noninterest income	$3,252	$3,367	$(115)	(3.42)%

	Nine Months Ended September 30
			Change
	2022	2021	$	%
Service charges and fees
ATM and debit card fees	$3,507	$3,282	$225	6.86%
Service charges and fees on deposit accounts	1,913	1,518	395	26.02%
Freddie Mac servicing fee	506	572	(66)	(11.54)%
Net OMSR income (loss)	477	(128)	605	N/M
Other fees for customer services	212	245	(33)	(13.47)%
Total service charges and fees	6,615	5,489	1,126	20.51%
Wealth management fees	2,217	2,274	(57)	(2.51)%
Earnings on corporate owned life insurance policies	655	577	78	13.52%
Net gain on sale of mortgage loans	568	1,459	(891)	(61.07)%
All other	339	415	(76)	(18.31)%
Total noninterest income	$10,394	$10,214	$180	1.76%
Service charges and fees on deposit accounts increased during the first nine months of 2022, mainly due to an increase in the number of deposit accounts. Service charges and fees during the remainder of 2022 are expected to exceed 2021 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the income recognized during the first nine months of 2022. Income during the remainder of 2022 will be driven by the volume of loans originated within the servicing-retained portfolio, along with any further future increases in interest rates.
The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand in early 2021 which led to an increase in the number and dollar amount of loans sold; as such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, due to our liquidity position, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold. As a result of this change in strategy, coupled with a decline in loan demand, net gain on sale of mortgage loans has declined in comparison to the prior year. As demand is expected to slow during the remainder of 2022 due to the rise in interest rates, net gain on sale of mortgage loans is not expected to exceed 2021 levels.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2022	2021	$	%
Compensation and benefits	$6,369	$6,116	$253	4.14%
Furniture and equipment	1,490	1,349	141	10.45%
Occupancy	918	866	52	6.00%
Other
Audit, consulting, and legal fees	595	665	(70)	(10.53)%
ATM and debit card fees	543	473	70	14.80%
Marketing costs	209	236	(27)	(11.44)%
Donations and community relations	239	198	41	20.71%
Memberships and subscriptions	230	234	(4)	(1.71)%
Loan underwriting fees	243	238	5	2.10%
Director fees	210	166	44	26.51%
All other	871	644	227	35.25%
Total other noninterest expenses	3,140	2,854	286	10.02%
Total noninterest expenses	$11,917	$11,185	$732	6.54%

	Nine Months Ended September 30
			Change
	2022	2021	$	%
Compensation and benefits	$18,480	$17,693	$787	4.45%
Furniture and equipment	4,382	4,049	333	8.22%
Occupancy	2,813	2,726	87	3.19%
Other
Audit, consulting, and legal fees	1,749	1,553	196	12.62%
ATM and debit card fees	1,485	1,352	133	9.84%
Marketing costs	812	683	129	18.89%
Donations and community relations	665	452	213	47.12%
Memberships and subscriptions	654	662	(8)	(1.21)%
Loan underwriting fees	640	628	12	1.91%
Director fees	598	505	93	18.42%
All other	2,620	2,194	426	19.42%
Total other noninterest expenses	9,223	8,029	1,194	14.87%
Total noninterest expenses	$34,898	$32,497	$2,401	7.39%
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
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	September 30 2022	December 31 2021	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$98,912	$105,330	$(6,418)	(6.09)%
AFS securities
Amortized cost of AFS securities	632,755	485,710	147,045	30.27%
Unrealized gains (losses) on AFS securities	(51,522)	4,891	(56,413)	N/M
AFS securities	581,233	490,601	90,632	18.47%
Mortgage loans AFS	934	1,735	(801)	(46.17)%
Loans
Gross loans	1,236,151	1,301,037	(64,886)	(4.99)%
Less allowance for loan and lease losses	9,677	9,103	574	6.31%
Net loans	1,226,474	1,291,934	(65,460)	(5.07)%
Premises and equipment	25,107	24,419	688	2.82%
Corporate owned life insurance policies	32,764	32,472	292	0.90%
Equity securities without readily determinable fair values	15,496	17,383	(1,887)	(10.86)%
Goodwill and other intangible assets	48,290	48,302	(12)	(0.02)%
Accrued interest receivable and other assets	34,767	19,982	14,785	73.99%
TOTAL ASSETS	$2,063,977	$2,032,158	$31,819	1.57%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,791,033	$1,710,339	$80,694	4.72%
Borrowed funds	81,704	99,320	(17,616)	(17.74)%
Accrued interest payable and other liabilities	14,628	11,451	3,177	27.74%
Total liabilities	1,887,365	1,821,110	66,255	3.64%
Shareholders’ equity	176,612	211,048	(34,436)	(16.32)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,063,977	$2,032,158	$31,819	1.57%
As shown above, total assets increased $31,819 from December 31, 2021, driven primarily by an increase in AFS securities. Purchases of AFS securities were partially funded by a $80,694 increase in deposits. We experienced a $64,886 decrease in loans during the first nine months of 2022 which was largely driven by a $70,517 decrease in advances to mortgage brokers, which are included within the commercial loan portfolio, however, is not considered a component of our core lending business .

The following table outlines the changes in loan balances:

	September 30 2022	December 31 2021	$ Change	% Change (unannualized)
Commercial	$730,504	$807,439	$(76,935)	(9.53)%
Agricultural	96,850	93,955	2,895	3.08%
Residential real estate	334,412	326,361	8,051	2.47%
Consumer	74,385	73,282	1,103	1.51%
Total	$1,236,151	$1,301,037	$(64,886)	(4.99)%
The following table displays loan balances as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Commercial	$730,504	$772,567	$727,614	$807,439	$757,993
Agricultural	96,850	94,726	88,169	93,955	93,782
Residential real estate	334,412	329,795	328,559	326,361	321,620
Consumer	74,385	74,822	74,029	73,282	75,163
Total	$1,236,151	$1,271,910	$1,218,371	$1,301,037	$1,248,558
Loan demand has been negatively impacted by the strong competition for new commercial loan opportunities. Advances to mortgage brokers, within the commercial loan portfolio, however, is not considered a component of our core lending business, was the primary driver behind the fluctuations experienced since December 31, 2021, as participation in this mortgage purchase program paused during most of 2021 and again in 2022. We've recently experienced an increase in commercial loan demand, despite changes in advances to mortgage brokers and continued forgiveness of the remaining SBA PPP loans. As demand is expected to continue, we anticipate growth in the commercial loan portfolio during the remainder of 2022. While Agricultural loans have increased, we may continue to experience fluctuations due to the competitive lending environment. Residential mortgage lending activities have slowed during the year as a result of rising interest rates. As interest rates are expected to continue to increase during the remainder in 2022, growth in residential and consumer loans is anticipated to continue but at a slower pace.
The following table outlines the changes in deposit balances:

	September 30 2022	December 31 2021	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$510,127	$448,352	$61,775	13.78%
Interest bearing demand deposits	368,537	364,563	3,974	1.09%
Savings deposits	651,129	596,662	54,467	9.13%
Certificates of deposit	260,741	297,696	(36,955)	(12.41)%
Internet certificates of deposit	499	3,066	(2,567)	(83.72)%
Total	$1,791,033	$1,710,339	$80,694	4.72%
The following table displays deposit balances as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Noninterest bearing demand deposits	$510,127	$488,110	$461,473	$448,352	$430,950
Interest bearing demand deposits	368,537	370,284	387,187	364,563	374,137
Savings deposits	651,129	635,397	635,195	596,662	572,136
Certificates of deposit	260,741	265,477	279,708	297,696	312,027
Internet certificates of deposit	499	598	598	3,066	3,066
Total	$1,791,033	$1,759,866	$1,764,161	$1,710,339	$1,692,316
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

The primary objective of our investing activities is to manage our overall exposure to changes in interest rates. Secondary considerations include ensuring ample access to liquidity, generating returns, and providing current income. Over the last two years, the flat yield curve encouraged the use of excess funds to reduce higher-cost borrowings as opposed to investing in AFS securities. However, based on balance sheet strategies, excess funds above what is required to retire future maturities of higher-cost funding sources was prudently deployed to purchase AFS securities in future periods.
The following table displays fair values of AFS securities as of:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
U.S. Treasury	$206,791	$214,474	$218,268	$209,703	$192,069
States and political subdivisions	114,000	119,649	114,015	121,205	128,689
Auction rate money market preferred	2,479	2,497	2,867	3,242	3,246
Mortgage-backed securities	41,042	45,796	49,578	56,148	62,030
Collateralized mortgage obligations	209,720	167,572	152,441	92,301	100,767
Corporate	7,201	7,602	7,750	8,002	7,583
Total	$581,233	$557,590	$544,919	$490,601	$494,384
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

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Securities sold under agreements to repurchase without stated maturity dates	$52,479	$47,247	$51,353	$50,162	$67,519
FHLB advances	—	10,000	10,000	20,000	60,000
Fixed rate at 3.25% to floating, due 2031	29,225	29,203	29,181	29,158	29,136
Total	$81,704	$86,450	$90,534	$99,320	$156,655
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 55,549 shares or $1,344 of common stock during the first nine months of 2022, as compared to 52,523 shares or $1,196 of common stock during the same period in 2021. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $346 and $343 during the nine-month periods ended September 30, 2022 and 2021, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $108 during the first nine months of 2022, as compared to $58 during the same period in 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 23,842 shares or $585 of common stock during the first nine months of 2022 and 123,160 shares or $2,699 during the first nine months of 2021. As of September 30, 2022, we were authorized to repurchase up to an additional 443,649 shares of common stock.
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

	September 30, 2022			December 31, 2021
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.92%	7.00%	6.50%	12.07%	7.00%	6.50%
Tier 1 capital	12.92%	8.50%	8.00%	12.07%	8.50%	8.00%
Total capital	15.85%	10.50%	10.00%	14.94%	10.50%	10.00%
Tier 1 leverage	8.44%	4.00%	5.00%	7.97%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At September 30, 2022, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $577,137 or 27.96% of assets as of September 30, 2022, compared to $495,169 or 24.37% as of December 31, 2021. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits, an increase in unencumbered AFS securities from purchases during 2022, and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2022, we had available lines of credit of $343,437.

Our stress testing of liquidity increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19. Our liquidity position remained strong at September 30, 2022, which is illustrated in the following table:

September 30 2022
Total cash and cash equivalents	$98,912
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	236,510
FRB Discount Window	8,927
Other lines of credit	5,000
Total available lines of credit	343,437
Unencumbered lendable value of FRB collateral, estimated[1]	440,000
Total cash and liquidity	$882,349
(1)Includes estimated unencumbered lendable value of FHLB collateral of $380,000
The following table summarizes our sources and uses of cash for the nine-month period ended September 30:

	2022	2021	$ Variance
Net cash provided by (used in) operating activities	$20,429	$21,163	$(734)
Net cash provided by (used in) investing activities	(83,778)	(176,457)	92,679
Net cash provided by (used in) financing activities	56,931	115,136	(58,205)
Increase (decrease) in cash and cash equivalents	(6,418)	(40,158)	33,740
Cash and cash equivalents January 1	105,330	246,640	(141,310)
Cash and cash equivalents September 30	$98,912	$206,482	$(107,570)
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
Our primary market risk exposures related to the COVID-19 pandemic remain uncertain. A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis. Repricing, cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment. Customer deposit levels may experience unusual fluctuations due to COVID-related government support programs ending, customer and business needs, and a potential decline in money supply as the Federal Reserve shrinks its balance sheet. We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of the crisis continues to reveal itself.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended September 30, 2022, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
June 30, 2022				451,725
July 1 - 31	2,073	$24.12	2,073	449,652
August 1 - 31	2,903	23.42	2,903	446,749
September 1 - 30	3,100	22.58	3,100	443,649
September 30, 2022	8,076	$23.28	8,076	443,649
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

Isabella Bank Corporation

Date:	October 28, 2022	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2022	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)