Form 10-K
period 2022-12-31
ISABELLA BANK Corp
filed 2023-03-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $168,708,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,561,414 as of March 3, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 2023 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 27, 2023.

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
FTE: Fully taxable equivalent

PART I
Item 1. Business.
General
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's wholly owned subsidiary, Isabella Bank, has 29 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
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
As of December 31, 2022, we had 347 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31.1 and 31.2 to this Form 10-K for such certification of consolidated financial statements and other information for this 2022 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
The COVID-19 pandemic may adversely affect our business
Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19.  The World Health Organization declared the situation a global pandemic. The pandemic created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.
The extent to which COVID-19 impacts our business will depend on future developments, which remain uncertain and cannot be predicted. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it, and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and has impacted our financial results, operations, customers, vendors, and various areas of risk. Areas of risk may include, but are not limited to, cybersecurity, credit, interest rate, litigation, and risk related to vendor services. With the uncertainty created by COVID-19, it's challenging to determine the full impact on our ongoing financial and operational results. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare, and respond to conditions as they evolve.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to respond to those actions and may lead to penalties.
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
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or other means
Our products, services and systems are accessed through critical company or third-party operations. This involves the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees and customers. Successful breaches, employee wrongdoing, or human or technological error could result in unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems. Examples include theft of sensitive, regulated, or confidential data, including personal information; loss of access to critical data or systems through ransomware, destructive attacks, or other means; and business delays, service or system disruptions, or denials of service.
Cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should we, or third parties we do business with, fall victim to successful cyber attacks or experience other cybersecurity incidents, including the loss of personally identifiable customer or other sensitive data, the result could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations, and increase cybersecurity or other insurance premiums.
We have cybersecurity insurance, in the event a cybersecurity attack were to occur, covering expenses related to notification, credit monitoring, investigation, crisis management, public relations, and legal advice. In addition, we maintain insurance to cover restoration of data, certain physical damage, or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Insurance policies are reviewed annually in detail.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 28 branches, two operations centers, our previous main office building and vacant land. We also lease property in Saginaw, Michigan which serves as a full-service branch. Our facilities' current, planned, and best use is for conducting our current activities, with the exception of our previous main office location which is vacant. We continually monitor and assess the need for expansion and/or improvement of all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(Dollars in thousands except per share amounts)
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,559,421 shares are issued and outstanding as of December 31, 2022. As of that date, there were 2,739 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2022
First Quarter	62,813	$24.50	$26.00
Second Quarter	68,013	23.00	26.25
Third Quarter	80,927	21.39	24.95
Fourth Quarter	118,260	21.00	24.02
	330,013
2021
First Quarter	179,524	$19.45	$22.50
Second Quarter	134,955	21.00	23.90
Third Quarter	356,226	22.55	26.74
Fourth Quarter	130,486	24.75	29.00
	801,191
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2022	2021
First Quarter	$0.27	$0.27
Second Quarter	0.27	0.27
Third Quarter	0.27	0.27
Fourth Quarter	0.28	0.27
Total	$1.09	$1.08
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three-month period ended December 31, 2022, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				443,649
October 1 - 31	6,503	$21.37	6,503	437,146
November 1 - 30	14,173	23.00	14,173	422,973
December 1 - 31	3,147	23.20	3,147	419,826
Balance, December 31	23,823	$22.58	23,823	419,826
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
Executive Summary
We reported net income of $22,238 and earnings per common share of $2.95 for the year ended December 31, 2022. Net income and earnings per common share for the same period of 2021 were $19,499 and $2.48, respectively. Net interest income increased $7,780, or 14.76%, during 2022 compared to 2021. While PPP loan fees declined, rising interest rates and growth in core loans and AFS securities led to a $5,685 or 9.46% increase in gross interest income during 2022 compared to 2021. We continued to benefit from the significant reduction in higher-cost borrowings as interest expense on deposits and borrowings decreased $2,095, or 28.26%, for the year ended December 31, 2022 when compared to the same period in 2021.
The provision for loan losses during the year ended December 31, 2022 was $483, compared to a net provision reversal of $518 for the same period in 2021. During 2020, increased economic and environmental risk factors, predominantly driven by COVID-19, drove a significant increase in the ALLL and provision expense. Strong credit quality, coupled with improvement in economic factors, such as unemployment rates, resulted in a reduction in the ALLL and a provision reversal during the first quarter of 2021. Credit quality remained strong at December 31, 2022, as evidenced by total past due and nonaccrual loans which were $11,130, or 0.88%, of gross loans. Despite strong credit quality, the ALLL and provision for loan losses increased during 2022 as a result of core loan growth and economic related risk factors.
Noninterest income decreased $156 during 2022 compared to the same period in 2021. Gain on sale of mortgages decreased $1,063, as residential mortgage originations sold in the secondary market declined. Offsetting this was an increase in service charges and fees of $1,116, with $619 of the increase attributed to OMSR income. Noninterest expenses increased $3,126 in 2022 when compared to the same period in 2021 and was primarily a result of increased compensation, other losses, donations and community relations related expenses.
As of December 31, 2022, total assets and assets under management were $2,030,267 and $2,808,391, respectively. Assets under management include loans sold and serviced of $264,206 and investment and trust assets managed by Isabella Wealth of $513,918, in addition to assets on our consolidated balance sheet. Loans outstanding as of December 31, 2022 totaled $1,264,173. During 2022, gross loans declined $36,864 which was largely the result of a $72,001 reduction in advances to mortgage brokers, which is included within the commercial loan portfolio; however, is not considered a component of our core lending business. During 2022, core loan growth totaled $35,137 and was driven by growth in all loan categories. Total deposits were $1,744,275 as of December 31, 2022, which was an increase of $33,936 since December 31, 2021. A majority of this growth was in the form of demand deposits. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our securities portfolio increased $89,880 since December 31, 2021, predominantly due to $210,869 in purchases, although offset by maturities and an increase in net unrealized losses. The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Management does not anticipate the need to sell securities and incur a loss as a result of the sale.
Our net yield on interest earning assets (FTE) was 3.18% for 2022 which increased from 2.87% in 2021. The marked improvement is a result of strategies management began implementing in 2019 and 2020, focused on positioning the Bank to benefit in a rising interest rate environment, including a reduced reliance on higher-cost borrowed funds and brokered deposits.

Recent Events and Legislation
Impact of COVID-19: Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19. The full impact of the pandemic, including the uncertainties surrounding the pandemic, remain in 2022. However, significant progress has been made with vaccinations and medical treatments. Additionally, improved safety guidelines and the easing of restrictions have occurred since the onset of the pandemic. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by continued developments related to the COVID-19 pandemic. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare, and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2021 and 2020 have been reclassified to conform with the 2022 presentation.
Subsequent Events
In June 2016, the FASB issued ASU 2016-13 and updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost, which include loans and any other financial assets with the contractual right to receive cash. The new approach requires the use of an expected credit loss model. The new CECL guidance was effective January 1, 2023 and we have fully adopted the new guidance as of that date.
Based on portfolio characteristics and economic conditions and expectations as of January 1, 2023, we recorded a combined increase to the ACL and reserve for unfunded commitments on January 1, 2023 of approximately $3,000 upon the adoption of ASU 2016-13.
We evaluated subsequent events after December 31, 2022 through the date our condensed consolidated financial statements were issued for potential recognition and disclosure. Outside of the adoption of CECL, no other subsequent events require financial statement recognition or disclosure between December 31, 2022 and the date our condensed consolidated financial statements were issued.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 6, 2023.

Results of Operations
(Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2022	2021	2020
INCOME STATEMENT DATA
Interest income	$65,798	$60,113	$64,172
Interest expense	5,317	7,412	13,825
Net interest income	60,481	52,701	50,347
Provision for loan losses	483	(518)	1,665
Noninterest income	13,666	13,822	14,423
Noninterest expenses	46,820	43,694	51,233
Federal income tax expense	4,606	3,848	987
Net income	$22,238	$19,499	$10,885
PER SHARE
Basic earnings	$2.95	$2.48	$1.37
Diluted earnings	$2.91	$2.45	$1.34
Dividends	$1.09	$1.08	$1.08
Tangible book value	$18.25	$21.61	$21.29
Quoted market value
High	$26.25	$29.00	$24.50
Low	$21.00	$19.45	$15.60
Close (1)	$23.50	$25.50	$19.57
Common shares outstanding (1)	7,559,421	7,532,641	7,997,247
PERFORMANCE RATIOS
Return on average total assets	1.08%	0.96%	0.57%
Return on average shareholders' equity	11.41%	8.83%	4.93%
Return on average tangible shareholders' equity	15.17%	11.31%	6.34%
Net interest margin yield (FTE)	3.18%	2.87%	2.96%
BALANCE SHEET DATA (1)
Gross loans	$1,264,173	$1,301,037	$1,238,311
AFS securities	$580,481	$490,601	$339,228
Total assets	$2,030,267	$2,032,158	$1,957,378
Deposits	$1,744,275	$1,710,339	$1,566,317
Borrowed funds	$87,016	$99,320	$158,747
Shareholders' equity	$186,210	$211,048	$218,588
Gross loans to deposits	72.48%	76.07%	79.06%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$264,206	$278,844	$301,377
Assets managed by Isabella Wealth	$513,918	$516,243	$443,967
Total assets under management	$2,808,391	$2,827,245	$2,702,722
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.10%	0.43%
Nonperforming assets to total assets	0.05%	0.08%	0.31%
ALLL to gross loans	0.78%	0.70%	0.79%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.17%	10.39%	11.17%
Tier 1 leverage	8.61%	7.97%	8.37%
Common equity tier 1 capital	12.91%	12.07%	12.97%
Tier 1 risk-based capital	12.91%	12.07%	12.97%
Total risk-based capital	15.79%	14.94%	13.75%
(1) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2022	September 30 2022	June 30 2022	March 31 2022
INCOME STATEMENT DATA
Total interest income	$17,915	$17,019	$16,102	$14,762
Total interest expense	1,643	1,216	1,175	1,283
Net interest income	16,272	15,803	14,927	13,479
Provision for loan losses	(57)	18	485	37
Noninterest income	3,272	3,252	3,595	3,547
Noninterest expenses	11,922	11,917	11,661	11,320
Federal income tax expense	1,357	1,233	1,081	935
Net income	$6,322	$5,887	$5,295	$4,734
PER SHARE
Basic earnings	$0.84	$0.78	$0.70	$0.63
Diluted earnings	$0.83	$0.77	$0.69	$0.62
Dividends	$0.28	$0.27	$0.27	$0.27
Quoted market value (1)	$23.50	$21.40	$24.80	$25.85
Tangible book value	$18.25	$16.96	$18.85	$19.56

	Quarter to Date
	December 31 2021	September 30 2021	June 30 2021	March 31 2021
INCOME STATEMENT DATA
Total interest income	$15,041	$15,142	$14,640	$15,290
Total interest expense	1,567	1,829	1,927	2,089
Net interest income	13,474	13,313	12,713	13,201
Provision for loan losses	81	(107)	31	(523)
Noninterest income	3,608	3,367	3,315	3,532
Noninterest expenses	11,197	11,185	10,495	10,817
Federal income tax expense	1,010	916	881	1,041
Net income	$4,794	$4,686	$4,621	$5,398
PER SHARE
Basic earnings	$0.63	$0.59	$0.58	$0.68
Diluted earnings	$0.63	$0.58	$0.57	$0.67
Dividends	$0.27	$0.27	$0.27	$0.27
Quoted market value (1)	$25.50	$26.03	$23.00	$21.75
Tangible book value	$21.61	$21.87	$21.73	$21.35
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

	Year Ended December 31
	2022			2021			2020
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,249,634	$53,283	4.26%	$1,208,141	$51,410	4.26%	$1,236,169	$54,102	4.38%
Taxable investment securities	477,159	8,294	1.74%	297,357	4,920	1.65%	229,468	5,214	2.27%
Nontaxable investment securities	107,158	3,933	3.67%	117,997	4,235	3.59%	140,665	5,189	3.69%
Fed funds sold	10	—	2.42%	5	—	0.02%	4	—	0.06%
Other	99,301	1,344	1.35%	255,246	706	0.28%	142,717	1,026	0.72%
Total earning assets	1,933,262	66,854	3.46%	1,878,746	61,271	3.26%	1,749,023	65,531	3.75%
NONEARNING ASSETS
Allowance for loan losses	(9,477)			(9,396)			(8,837)
Cash and demand deposits due from banks	24,708			29,139			24,987
Premises and equipment	24,648			24,760			25,846
Accrued income and other assets	81,823			109,625			118,195
Total assets	$2,054,964			$2,032,874			$1,909,214
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$374,623	274	0.07%	$345,015	216	0.06%	$262,188	357	0.14%
Savings deposits	630,574	1,135	0.18%	558,102	616	0.11%	456,088	1,212	0.27%
Time deposits	270,296	2,612	0.97%	336,094	4,610	1.37%	387,881	7,315	1.89%
Federal funds purchased and repurchase agreements	49,974	79	0.16%	57,453	53	0.09%	35,518	36	0.10%
FHLB advances	7,863	152	1.93%	69,342	1,302	1.88%	210,451	4,905	2.33%
Subordinated debt, net of unamortized issuance costs	29,200	1,065	3.65%	17,000	615	3.62%	—	—	0.00%
Total interest bearing liabilities	1,362,530	5,317	0.39%	1,383,006	7,412	0.54%	1,352,126	13,825	1.02%
NONINTEREST BEARING LIABILITIES
Demand deposits	482,781			416,247			320,820
Other	14,695			12,858			15,613
Shareholders’ equity	194,958			220,763			220,655
Total liabilities and shareholders’ equity	$2,054,964			$2,032,874			$1,909,214
Net interest income (FTE)		$61,537			$53,859			$51,706
Net yield on interest earning assets (FTE)			3.18%			2.87%			2.96%
(1) Includes loans and mortgage loans AFS

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

	2022 Compared to 2021 Increase (Decrease) Due to			2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$1,769	$104	$1,873	$(1,211)	$(1,481)	$(2,692)
Taxable investment securities	3,114	260	3,374	1,324	(1,618)	(294)
Nontaxable investment securities	(396)	94	(302)	(817)	(137)	(954)
Fed Funds Sold	—	—	—	—	—	—
Other	(659)	1,297	638	529	(849)	(320)
Total changes in interest income	3,828	1,755	5,583	(175)	(4,085)	(4,260)
Changes in interest expense
Interest bearing demand deposits	20	38	58	90	(231)	(141)
Savings deposits	89	430	519	227	(823)	(596)
Time deposits	(796)	(1,202)	(1,998)	(889)	(1,816)	(2,705)
Federal funds purchased and repurchase agreements	(8)	34	26	20	(3)	17
FHLB advances	(1,187)	37	(1,150)	(2,793)	(810)	(3,603)
Subordinated debt, net of unamortized issuance costs	445	5	450	615	—	615
Total changes in interest expense	(1,437)	(658)	(2,095)	(2,730)	(3,683)	(6,413)
Net change in interest margin (FTE)	$5,265	$2,413	$7,678	$2,555	$(402)	$2,153
The interest rate increases during 2022 alleviated much of the pressure placed on our net interest margin. Additionally, SBA PPP fee income has supported our yield on total earning assets over the past two years. The recent rate increases, and future rate increases expected during 2023, should lead to continued improvement in our net yield on interest earning assets.

	Average Yield / Rate for the Three-Month Periods Ended:
	December 31 2022	September 30 2022	June 30 2022	March 31 2022	December 31 2021
Total earning assets	3.77%	3.53%	3.41%	3.13%	3.19%
Total interest bearing liabilities	0.49%	0.35%	0.34%	0.37%	0.45%
Net yield on interest earning assets (FTE)	3.43%	3.28%	3.16%	2.86%	2.86%

	Quarter to Date Net Interest Income (FTE)
	December 31 2022	September 30 2022	June 30 2022	March 31 2022	December 31 2021
Total interest income (FTE)	$18,183	$17,276	$16,373	$15,022	$15,246
Total interest expense	1,643	1,216	1,175	1,283	1,567
Net interest income (FTE)	$16,540	$16,060	$15,198	$13,739	$13,679
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
The following table summarizes our charge-offs, recoveries, provision for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2022	September 30 2022	June 30 2022	March 31 2022	December 31 2021
Total charge-offs	$249	$173	$106	$91	$149
Total recoveries	479	132	117	155	78
Net loan charge-offs (recoveries)	(230)	41	(11)	(64)	71
Net loan charge-offs (recoveries) to average loans outstanding	(0.02)%	0.00%	0.00%	(0.01)%	0.01%
Provision for loan losses	$(57)	$18	$485	$37	$81
Provision for loan losses to average loans outstanding	0.00%	0.00%	0.04%	0.00%	0.01%
ALLL	$9,850	$9,677	$9,700	$9,204	$9,103
ALLL as a % of loans at end of period	0.78%	0.78%	0.76%	0.76%	0.70%
The following table summarizes charge-off and recovery activity by loan segment for the year ended December 31, 2022:

	Commercial	Agricultural	Residential Real Estate	Consumer	Total
Charge-offs	$77	$—	$—	$542	$619
Recoveries	442	9	150	282	883
Net loan charge-offs (recoveries)	$(365)	$(9)	$(150)	$260	$(264)
Average loans outstanding	$748,833	$93,621	$332,276	$74,338	$1,249,068
Net loan charge-offs (recoveries) to average loans outstanding	(0.05)%	(0.01)%	(0.05)%	0.35%	(0.02)%
The following table summarizes charge-offs, recoveries, and provision for loan loss activity for the years ended December 31:

	2022	2021	2020	2019	2018
ALLL at beginning of period	$9,103	$9,744	$7,939	$8,375	$7,700
Charge-offs	619	607	381	948	1,101
Recoveries	883	484	521	482	798
Provision for loan losses	483	(518)	1,665	30	978
ALLL at end of period	$9,850	$9,103	$9,744	$7,939	$8,375
Net loan charge-offs (recoveries)	$(264)	$123	$(140)	$466	$303
Net loan charge-offs (recoveries) to average loans outstanding	(0.02)%	0.01%	(0.01)%	0.04%	0.03%
ALLL as a % of loans at end of period	0.78%	0.70%	0.79%	0.67%	0.74%
ALLL as a % of nonaccrual loans	2155.36%	731.16%	183.40%	121.48%	115.36%

During 2020, we increased the ALLL as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021. Despite strong credit quality, the ALLL increased during 2022 as a result of core loan growth during the year and increased economic related risk factors.
The following table illustrates the two main components of the ALLL as of:

	December 31 2022	September 30 2022	June 30 2022	March 31 2022	December 31 2021
ALLL
Individually evaluated for impairment	$451	$474	$515	$573	$578
Collectively evaluated for impairment	9,399	9,203	9,185	8,631	8,525
Total	$9,850	$9,677	$9,700	$9,204	$9,103
ALLL to gross loans
Individually evaluated for impairment	0.04%	0.04%	0.04%	0.05%	0.04%
Collectively evaluated for impairment	0.74%	0.74%	0.72%	0.71%	0.66%
Total	0.78%	0.78%	0.76%	0.76%	0.70%
The following table illustrates the amounts of the ALLL allocated to each loan segment and the percentage of these loan segments to gross loans as of December 31:

	2022		2021		2020		2019		2018
	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans
Commercial	$1,321	58.61	$1,740	62.07	$2,162	61.10	$1,914	59.08	$2,563	58.43
Agricultural	577	8.25	289	7.22	311	8.11	634	9.85	775	11.27
Residential real estate	617	26.97	747	25.08	1,363	24.84	2,047	25.16	1,992	24.39
Consumer	961	6.17	908	5.63	798	5.95	922	5.91	857	5.91
Total Allocated	3,476	100.00	3,684	100.00	4,634	100.00	5,517	100.00	6,187	100.00
Unallocated	6,374	—	5,419	—	5,110	—	2,422	—	2,188	—
Total	$9,850	100.00	$9,103	100.00	$9,744	100.00	$7,939	100.00	$8,375	100.00
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

	Total Past Due and Nonaccrual Loans as of December 31
	2022	2021	2020	2019	2018
Commercial	$7,504	$561	$2,148	$2,477	$2,722
Agricultural	234	987	3,786	4,285	5,377
Residential real estate	3,333	2,287	3,580	4,572	3,208
Consumer	59	196	96	71	105
Total	$11,130	$4,031	$9,610	$11,405	$11,412
Total past due and nonaccrual loans to gross loans	0.88%	0.31%	0.78%	0.96%	1.01%
Past due and nonaccrual status loans, as a percentage of gross loans, has improved in recent years with the exception of 2022. During the fourth quarter, past due loans increased as a result of one commercial relationship. Therefore, we do not believe the recent increase is an indicator of credit deterioration.
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
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow temporary interest-only payment structures, forgive principal, forgive interest, or grant a combination of these modifications. Typically, the modifications are for a period of three years or less. There were no TDRs that were government sponsored as of December 31, 2022 or December 31, 2021.
Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period thereafter to ensure its continued appropriateness.

The following table provides a roll-forward of TDRs for the years ended December 31, 2021 and 2022:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2021	108	$22,200	7	$2,730	115	$24,930
New modifications	11	8,473	—	—	11	8,473
Principal advances (payments)	—	(1,697)	—	(242)	—	(1,939)
Loans paid off	(22)	(5,739)	—	—	(22)	(5,739)
Transfers to accrual status	3	2,127	(3)	(2,127)	—	—
Transfers to nonaccrual status	(2)	(88)	2	88	—	—
December 31, 2021	98	25,276	6	449	104	25,725
New modifications	4	2,969	—	—	4	2,969
Principal advances (payments)	—	(2,188)	—	(105)	—	(2,293)
Loans paid off	(24)	(4,988)	—	—	(24)	(4,988)
Balances charged-off	—	—	(1)	(74)	(1)	(74)
December 31, 2022	78	$21,069	5	$270	83	$21,339
The following table summarizes our TDRs as of December 31:

	2022			2021			2020
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,844	$256	$21,100	$25,236	$294	$25,530	$22,017	$2,421	$24,438
Past due 30-59 days	225	—	225	40	85	125	183	—	183
Past due 60-89 days	—	—	—	—	—	—	—	—	—
Past due 90 days or more	—	14	14	—	70	70	—	309	309
Total	$21,069	$270	$21,339	$25,276	$449	$25,725	$22,200	$2,730	$24,930

	2019			2018
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,847	$507	$21,354	$21,794	$2,673	$24,467
Past due 30-59 days	346	—	346	899	—	899
Past due 60-89 days	1	—	1	707	—	707
Past due 90 days or more	—	3,036	3,036	—	878	878
Total	$21,194	$3,543	$24,737	$23,400	$3,551	$26,951
Additional disclosures about TDRs are included in “Note 4 – Loans and ALLL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2022			2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,388	$5,643	$12	$5,707	$5,961	$9
Commercial other	2,793	2,793	—	3,246	3,246	4
Agricultural real estate	8,522	8,522	—	9,182	9,181	—
Agricultural other	2,413	2,413	—	4,543	4,543	—
Residential real estate senior liens	2,223	2,293	356	3,047	3,203	504
Total TDRs	21,339	21,664	368	25,725	26,134	517
Other impaired loans
Commercial real estate	161	223	—	314	377	—
Agricultural real estate	—	—	—	356	357	—
Agricultural other	—	—	—	108	108	—
Residential real estate senior liens	518	708	83	370	485	61
Home equity lines of credit	—	—	—	37	37	—
Total other impaired loans	679	931	83	1,185	1,364	61
Total impaired loans	$22,018	$22,595	$451	$26,910	$27,498	$578
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

Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2022	2021	2020	2019	2018
Nonaccrual status loans	$457	$1,245	$5,313	$6,535	$7,260
Accruing loans past due 90 days or more	—	97	—	—	113
Total nonperforming loans	457	1,342	5,313	6,535	7,373
Foreclosed assets	439	211	527	456	355
Debt securities	77	131	230	230	230
Total nonperforming assets	$973	$1,684	$6,070	$7,221	$7,958
Nonperforming loans as a % of total loans	0.04%	0.10%	0.43%	0.55%	0.65%
Nonperforming assets as a % of total assets	0.05%	0.08%	0.31%	0.40%	0.42%
The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. The level of nonperforming loans continued to improve and remains low in comparison to peer banks.
The following table summarizes nonaccrual loans as of December 31:

	2022	2021	2020	2019	2018
Commercial	$96	$341	$1,329	$1,621	$1,757
Agricultural	234	774	3,785	4,285	4,949
Residential real estate	127	130	199	629	554
Total	$457	$1,245	$5,313	$6,535	$7,260
Nonaccrual loans as a % of loans at end of period	0.04%	0.10%	0.43%	0.55%	0.64%
Included in the nonaccrual loan balances above were loans also classified as TDR as of December 31:

	2022	2021	2020	2019	2018
Commercial	$36	$139	$129	$390	$160
Agricultural	234	310	2,559	3,048	3,391
Residential real estate	—	—	42	105	—
Total	$270	$449	$2,730	$3,543	$3,551
Additional disclosures about nonaccrual status loans are included in “Note 4 – Loans and ALLL”of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2022	2021	$	%	2020	$	%
Service charges and fees
ATM and debit card fees	$4,774	$4,600	$174	3.78%	$3,723	$877	23.56%
Service charges and fees on deposit accounts	2,566	2,139	427	19.96%	1,847	292	15.81%
Freddie Mac servicing fee	669	747	(78)	(10.44)%	625	122	19.52%
Net OMSR income (loss)	435	(184)	619	336.41%	44	(228)	(518.18)%
Other fees for customer services	286	312	(26)	(8.33)%	305	7	2.30%
Total service charges and fees	8,730	7,614	1,116	14.66%	6,544	1,070	16.35%
Wealth management fees	3,005	3,071	(66)	(2.15)%	2,578	493	19.12%
Earnings on corporate owned life insurance policies	884	800	84	10.50%	755	45	5.96%
Net gain on sale of mortgage loans	631	1,694	(1,063)	(62.75)%	2,716	(1,022)	(37.63)%
Gains from redemption of corporate owned life insurance policies	57	271	(214)	(78.97)%	891	(620)	(69.58)%
Net income (loss) on joint venture investment	—	—	—	0.00%	577	(577)	(100.00)%
Other	359	372	(13)	(3.49)%	362	10	2.76%
Total noninterest income	$13,666	$13,822	$(156)	(1.13)%	$14,423	$(601)	(4.17)%
Service charges and fees on deposit accounts declined in 2020 as a result of waived fees. In response to the COVID-19 pandemic, which led to an increase in the need for electronic services and products, we elected to remove select deposit account related charges and fees and temporarily waived some charges and fees to ease the financial stress of our customers. Despite some fees being removed or waived, fee income increased during 2021, but did not reach pre-pandemic levels. During 2022, we experienced an increase in fees mainly due to an increase in the number of deposit accounts. Although we expect a continuation in deposit account growth in 2023, fee levels may not exceed 2022 due to continued regulatory discussions around the practice of service charges and fees.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. During 2021, the volume of loans serviced decreased, while prepayment speeds continued to increase. Both of these factors contributed to the recognition of a loss during 2021. During 2022, prepayment speeds declined as a result of an increase in interest rates, resulting in income recognized during 2022. OMSR income during 2023 is not expected to exceed 2022 levels as a result of an anticipated decline in the volume of loans serviced.
In 2020 wealth management fees decreased mainly due to the decline in market values of assets under management. During 2021, we experienced an increase in wealth management fees driven by a combination of the growth in the stock market and increased new business activity. During 2022, there was strong growth in the portfolio, however the decline in the market offset the increase in fees related to growth. We expect wealth management fees to exceed 2022 levels in 2023, as a result of new business activity.
The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand in early 2021 which led to an increase in the number and dollar amount of loans sold; as such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, due to our liquidity position, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold. As a result of this change in strategy, coupled with a decline in loan demand, net gain on sale of mortgage loans declined in the second half of 2021 and during 2022. As demand is expected to remain at reduced levels in 2023, due to the rise in interest rates, net gain on sale of mortgage loans is not expected to exceed 2022 levels during 2023.
We recognized gains from the redemption of corporate owned life insurance policies in connection with the passing of retired bank employees.

We sold our membership interest in our joint venture investment in Corporate Settlement Solutions, LLC during the fourth quarter of 2020.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.
Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2022	2021	$	%	2020	$	%
Compensation and benefits	$24,887	$23,749	$1,138	4.79%	$23,772	$(23)	(0.10)%
Furniture and equipment	6,006	5,462	544	9.96%	5,787	(325)	(5.62)%
Occupancy	3,691	3,661	30	0.82%	3,557	104	2.92%
Losses on extinguishment of debt	—	—	—	0.00%	7,643	(7,643)	(100.00)%
Other
Audit, consulting, and legal fees	2,358	2,066	292	14.13%	1,836	230	12.53%
ATM and debit card fees	1,909	1,810	99	5.47%	1,441	369	25.61%
Marketing costs	1,056	939	117	12.46%	877	62	7.07%
Loan underwriting fees	1,004	849	155	18.26%	825	24	2.91%
Donations and community relations	923	705	218	30.92%	723	(18)	(2.49)%
Memberships and subscriptions	876	877	(1)	(0.11)%	740	137	18.51%
Director fees	790	703	87	12.38%	695	8	1.15%
FDIC insurance premiums	537	690	(153)	(22.17)%	612	78	12.75%
All other	2,783	2,183	600	27.49%	2,725	(542)	(19.89)%
Total other	12,236	10,822	1,414	13.07%	10,474	348	3.32%
Total noninterest expenses	$46,820	$43,694	$3,126	7.15%	$51,233	$(7,539)	(14.72)%
During the fourth quarter of 2020, we incurred expense of $7,643 as a result of the extinguishment of $100,000 of FHLB advances.
Donations and community relations increased during 2022 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve, which includes an expanded footprint. While government restrictions and temporary business closures related to COVID-19 impacted our ability to maintain the level of support in early 2021, we have since increased the level of community support. We intend to increase our community support in 2023, as a result expenses in 2023 are expected to exceed 2022 levels.
FDIC insurance premiums decreased in 2022 as a result of increased earnings and improved credit quality metrics. While we anticipate these trends to continue, FDIC insurance premiums are expected to increase in 2023 as a result of the recently approved increase in the base deposit insurance rate.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2022	2021	$	%
ASSETS
Cash and cash equivalents	$38,924	$105,330	$(66,406)	(63.05)%
AFS securities
Amortized cost of AFS securities	625,605	485,710	139,895	28.80%
Unrealized gains (losses) on AFS securities	(45,124)	4,891	(50,015)	N/M
AFS securities	580,481	490,601	89,880	18.32%
Mortgage loans AFS	379	1,735	(1,356)	(78.16)%
Loans
Gross loans	1,264,173	1,301,037	(36,864)	(2.83)%
Less allowance for loan and lease losses	9,850	9,103	747	8.21%
Net loans	1,254,323	1,291,934	(37,611)	(2.91)%
Premises and equipment	25,553	24,419	1,134	4.64%
Corporate owned life insurance policies	32,988	32,472	516	1.59%
Equity securities without readily determinable fair values	15,746	17,383	(1,637)	(9.42)%
Goodwill and other intangible assets	48,287	48,302	(15)	(0.03)%
Accrued interest receivable and other assets	33,586	19,982	13,604	68.08%
TOTAL ASSETS	$2,030,267	$2,032,158	$(1,891)	(0.09)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,744,275	$1,710,339	$33,936	1.98%
Borrowed funds	87,016	99,320	(12,304)	(12.39)%
Accrued interest payable and other liabilities	12,766	11,451	1,315	11.48%
Total liabilities	1,844,057	1,821,110	22,947	1.26%
Shareholders’ equity	186,210	211,048	(24,838)	(11.77)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,030,267	$2,032,158	$(1,891)	(0.09)%
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period to period. Cash levels decreased significantly during 2022 as a result of the purchase of AFS securities. These purchases were funded through deposit growth and a decline in loans during 2022.

AFS securities
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
The following is a schedule of the carrying value of AFS securities as of December 31:

	2022	2021	2020
U.S. Treasury	$208,701	$209,703	$—
States and political subdivisions	117,512	121,205	143,656
Auction rate money market preferred	2,342	3,242	3,237
Mortgage-backed securities	39,070	56,148	88,652
Collateralized mortgage obligations	205,728	92,301	101,983
Corporate	7,128	8,002	1,700
Total	$580,481	$490,601	$339,228
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity during 2022, 2021, and 2020. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, nongovernment agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2022. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$—	—	$208,701	0.98	$—	—	$—	—	$—	—
States and political subdivisions	19,666	3.47	42,778	2.69	20,575	3.19	34,493	3.57	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	39,070	2.34
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	205,728	2.87
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,342	2.79
Corporate	—	—	—	—	7,128	3.78	—	—	—	—
Total	$19,666	3.47	$251,479	0.31	$27,703	3.34	$34,493	3.57	$247,140	2.79

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2022	2021	2020	2019	2018
Commercial	$740,920	$807,439	$756,686	$700,941	$659,529
Agricultural	104,314	93,955	100,461	116,920	127,161
Residential real estate	340,885	326,361	307,543	298,569	275,343
Consumer	78,054	73,282	73,621	70,140	66,674
Total	$1,264,173	$1,301,037	$1,238,311	$1,186,570	$1,128,707
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2022		2021		2020
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$(66,519)	(8.24)%	$50,753	6.71%	$55,745	7.95%
Agricultural	10,359	11.03%	(6,506)	(6.48)%	(16,459)	(14.08)%
Residential real estate	14,524	4.45%	18,818	6.12%	8,974	3.01%
Consumer	4,772	6.51%	(339)	(0.46)%	3,481	4.96%
Total	$(36,864)	(2.83)%	$62,726	5.07%	$51,741	4.36%
Advances to mortgage brokers, within the commercial loan portfolio, which is not considered a component of our core lending business, was the primary driver behind the fluctuations experienced since December 31, 2021, as participation in this mortgage purchase program paused during most of 2021 and again in 2022. We've recently experienced an increase in commercial loan demand, despite changes in advances to mortgage brokers and continued forgiveness of the remaining SBA PPP loans. As demand is expected to continue, we anticipate growth in the commercial loan portfolio in 2023. While Agricultural loans have increased in 2022 and are expected to continue in 2023, we do not anticipate the same level of growth experienced in 2022 as the result of the competitive lending environment. Residential mortgage lending activities have slowed during the year as a result of rising interest rates. As interest rates are expected to continue to increase in 2023, growth in residential and consumer loans is anticipated to continue but at a slower pace.
Accrued interest receivable and other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. The increase in accrued interest receivable and other assets during 2022 was due primarily to the change in the net deferred tax assets related to AFS securities. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 15 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2022	2021	2020
Noninterest bearing demand deposits	$494,346	$448,352	$375,395
Interest bearing demand deposits	372,155	364,563	302,444
Savings deposits	625,734	596,662	505,497
Certificates of deposit	251,541	297,696	358,165
Brokered certificates of deposit	—	—	14,029
Internet certificates of deposit	499	3,066	10,787
Total	$1,744,275	$1,710,339	$1,566,317
The following table presents the change in the deposit categories for the years ended December 31:

	2022		2021
	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$45,994	10.26%	$72,957	19.43%
Interest bearing demand deposits	7,592	2.08%	62,119	20.54%
Savings deposits	29,072	4.87%	91,165	18.03%
Certificates of deposit	(46,155)	(15.50)%	(60,469)	(16.88)%
Brokered certificates of deposit	—	0.00%	(14,029)	(100.00)%
Internet certificates of deposit	(2,567)	(83.72)%	(7,721)	(71.58)%
Total	$33,936	1.98%	$144,022	9.19%
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. While we experienced a decline in certificates of deposit over the past year, the decline has slowed as a result of the recent increase in the interest rate environment. We expect interest rates to continue to rise in 2023 and anticipate a shift of customers moving back to certificates of deposit products. Over the last few years, we used excess funds to reduce higher-cost deposits, such as brokered certificates of deposit.
The following table presents estimated balances of uninsured deposits as of December 31:

	2022	2021	2020	2019	2018
Uninsured deposits	$585,901	$548,213	$461,859	$336,399	$292,017
Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limits. The balance provided above are estimates and reflect the methodologies and assumptions used for regulatory reporting of uninsured deposits. The remaining maturity of estimated uninsured certificates of deposit, by account, as of December 31, 2022 is presented in the table below. Estimated uninsured certificates of deposit is based on individual accounts and does not reflect uninsured balances by account owner.

Maturity
Within 3 months	$12,568
Within 3 to 6 months	2,320
Within 6 to 12 months	13,194
Over 12 months	9,050
Total	$37,132

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
The following table presents borrowed funds balances as of December 31:

	2022	2021	2020
Securities sold under agreements to repurchase without stated maturity dates	$57,771	$50,162	$68,747
FHLB advances	—	20,000	90,000
Subordinated debt, net of unamortized issuance costs	29,245	29,158	—
Total	$87,016	$99,320	$158,747
Over the last few years, we used excess funds to reduce and payoff FHLB advances. On June 2, 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders. For additional disclosure related to borrowed funds, see “Note 8 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 74,445 shares or $1,762 of common stock during 2022, and 67,436 shares or $1,593 of common stock in 2021. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $463 and $433 during 2022 and 2021, respectively. We also grant restricted stock awards pursuant to the RSP, effective June 24, 2020. Pursuant to this plan, we increased shareholders’ equity by $147 and $86 during 2022 and 2021.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 47,665 shares or $1,124 of common stock during 2022 and 135,465 shares or $3,050 during 2021. As of December 31, 2022, we were authorized to repurchase up to an additional 419,826 shares of common stock.
In the fourth quarter of 2021, we completed a “modified Dutch Auction” tender offer which resulted in the purchase of 396,576.78534 shares at a price of $27.00 per share for a total amount of approximately $10,708.
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

	2022			2021
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.91%	7.00%	6.50%	12.07%	7.00%	6.50%
Tier 1 capital	12.91%	8.50%	8.00%	12.07%	8.50%	8.00%
Total capital	15.79%	10.50%	10.00%	14.94%	10.50%	10.00%
Tier 1 leverage	8.61%	4.00%	5.00%	7.97%	4.00%	5.00%
There are no significant regulatory constraints placed on our capital. At December 31, 2022, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 10 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $488,981 or 24.08% of assets as of December 31, 2022, compared to $495,259 or 24.37% as of December 31, 2021. The decline in the amount and percentage of primary liquidity is a result of investment purchases, with an offset in increased deposits. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2022, we had available lines of credit of $344,393.
The frequency and complexity of our liquidity stress testing has increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19 and changes within the interest rate and economic environment. Our liquidity position remained strong at the end of 2022, which is illustrated in the following table:

December 31 2022
Total cash and cash equivalents	$38,924
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	237,407
FRB Discount Window	8,986
Other lines of credit	5,000
Total available lines of credit	344,393
Unencumbered lendable value of FRB collateral, estimated[1]	410,000
Total cash and liquidity	$793,317
(1)Includes estimated unencumbered lendable value of FHLB collateral of $350,000
The following table summarizes our sources and uses of cash for the years ended December 31:

	2022	2021	$ Variance
Net cash provided by (used in) operating activities	$26,937	$25,501	$1,436
Net cash provided by (used in) investing activities	(106,255)	(229,635)	123,380
Net cash provided by (used in) financing activities	12,912	62,824	(49,912)
Increase (decrease) in cash and cash equivalents	(66,406)	(141,310)	74,904
Cash and cash equivalents January 1	105,330	246,640	(141,310)
Cash and cash equivalents December 31	$38,924	$105,330	$(66,406)

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

The following table shows the maturity of loans outstanding at December 31, 2022 based on contractual terms. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
Commercial	$81,025	$179,439	$180,130	$300,326	$740,920
Agricultural	16,386	24,245	26,495	37,188	104,314
Residential real estate	9,507	20,530	126,438	184,410	340,885
Consumer	1,789	33,163	43,102	—	78,054
Total	$108,707	$257,377	$376,165	$521,924	$1,264,173

Fixed interest rates
Commercial	$43,950	$132,293	$35,368	$3,356	$214,967
Agricultural	5,314	12,089	4,233	1,157	22,793
Residential real estate	6,070	11,278	95,053	23,063	135,464
Consumer	1,510	32,814	43,066	—	77,390
Total	$56,844	$188,474	$177,720	$27,576	$450,614

Variable interest rates
Commercial	$37,075	$47,146	$144,762	$296,970	$525,953
Agricultural	11,072	12,156	22,262	36,031	81,521
Residential real estate	3,437	9,252	31,385	161,347	205,421
Consumer	279	349	36	—	664
Total	$51,863	$68,903	$198,445	$494,348	$813,559
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2022 and 2021, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
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
Allowance for Loan Losses
Description of the Matter
The Corporation’s loan portfolio totaled $1.264 billion as of December 31, 2022 and the associated allowance for loan and lease losses (ALLL) was $9.850 million. As described in Notes 1 and 4 to the consolidated financial statements, the ALLL is established to absorb inherent losses that have been incurred or are probable within the existing portfolio of loans. Management’s estimate of inherent losses within the loan portfolio is established using quantitative, as well as qualitative, considerations. The Corporation’s methodology to determine the ALLL considers quantitative calculations including: specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans, historical valuation allowances determined in accordance with ASC topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk, economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).
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
Saginaw, Michigan
March 7, 2023

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2022	2021
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$27,420	$25,563
Fed Funds sold and interest bearing balances due from banks	11,504	79,767
Total cash and cash equivalents	38,924	105,330
AFS securities, at fair value	580,481	490,601
Mortgage loans AFS	379	1,735
Loans
Commercial	740,920	807,439
Agricultural	104,314	93,955
Residential real estate	340,885	326,361
Consumer	78,054	73,282
Gross loans	1,264,173	1,301,037
Less allowance for loan and lease losses	9,850	9,103
Net loans	1,254,323	1,291,934
Premises and equipment	25,553	24,419
Corporate owned life insurance policies	32,988	32,472
Equity securities without readily determinable fair values	15,746	17,383
Goodwill and other intangible assets	48,287	48,302
Accrued interest receivable and other assets	33,586	19,982
TOTAL ASSETS	$2,030,267	$2,032,158
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$494,346	$448,352
Interest bearing demand deposits	372,155	364,563
Certificates of deposit under $250 and other savings	810,642	818,841
Certificates of deposit over $250	67,132	78,583
Total deposits	1,744,275	1,710,339
Borrowed funds
Federal funds purchased and repurchase agreements	57,771	50,162
FHLB advances	—	20,000
Subordinated debt, net of unamortized issuance costs	29,245	29,158
Total borrowed funds	87,016	99,320
Accrued interest payable and other liabilities	12,766	11,451
Total liabilities	1,844,057	1,821,110
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,559,421 shares (including 154,879 shares held in the Rabbi Trust) in 2022 and 7,532,641 shares (including 105,654 shares held in the Rabbi Trust) in 2021	128,651	129,052
Shares to be issued for deferred compensation obligations	5,005	4,545
Retained earnings	89,748	75,592
Accumulated other comprehensive income (loss)	(37,194)	1,859
Total shareholders’ equity	186,210	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,030,267	$2,032,158

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2020	7,910,804	$141,069	$5,043	$62,099	$1,971	$210,182
Comprehensive income (loss)	—	—	—	10,885	5,727	16,612
Issuance of common stock	231,393	4,185	—	—	—	4,185
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,273	(1,273)	—	—	—
Share-based payment awards under the Directors Plan	—	—	413	—	—	413
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock purchased for deferred compensation obligations	—	(1,592)	—	—	—	(1,592)
Common stock repurchased	(144,950)	(2,702)	—	—	—	(2,702)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,524)	—	(8,524)
Balance, December 31, 2020	7,997,247	142,247	4,183	64,460	7,698	218,588
Comprehensive income (loss)	—	—	—	19,499	(5,839)	13,660
Issuance of common stock	67,436	1,593	—	—	—	1,593
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	433	—	—	433
Share-based compensation expense recognized in earnings under the RSP	—	86	—	—	—	86
Common stock purchased for deferred compensation obligations	—	(1,187)	—	—	—	(1,187)
Common stock repurchased	(532,042)	(13,758)	—	—	—	(13,758)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,367)	—	(8,367)
Balance, December 31, 2021	7,532,641	129,052	4,545	75,592	1,859	211,048
Comprehensive income (loss)	—	—	—	22,238	(39,053)	(16,815)
Issuance of common stock	74,445	1,762	—	—	—	1,762
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	463	—	—	463
Share-based compensation expense recognized in earnings under the RSP	—	147	—	—	—	147
Common stock purchased for deferred compensation obligations	—	(1,189)	—	—	—	(1,189)
Common stock repurchased	(47,665)	(1,124)	—	—	—	(1,124)
Cash dividends paid ($1.09 per common share)	—	—	—	(8,082)	—	(8,082)
Balance, December 31, 2022	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2022	2021	2020
Interest income
Loans, including fees	$53,283	$51,410	$54,102
AFS securities
Taxable	8,363	4,920	5,214
Nontaxable	2,808	3,077	3,830
Federal funds sold and other	1,344	706	1,026
Total interest income	65,798	60,113	64,172
Interest expense
Deposits	4,021	5,442	8,884
Borrowings
Federal funds purchased and repurchase agreements	79	53	36
FHLB advances	152	1,302	4,905
Subordinated debt, net of unamortized issuance costs	1,065	615	—
Total interest expense	5,317	7,412	13,825
Net interest income	60,481	52,701	50,347
Provision for loan losses	483	(518)	1,665
Net interest income after provision for loan losses	59,998	53,219	48,682
Noninterest income
Service charges and fees	8,730	7,614	6,544
Wealth management fees	3,005	3,071	2,578
Earnings on corporate owned life insurance policies	884	800	755
Net gain on sale of mortgage loans	631	1,694	2,716
Gains from redemption of corporate owned life insurance policies	57	271	891
Net income on joint venture investment	—	—	577
Other	359	372	362
Total noninterest income	13,666	13,822	14,423
Noninterest expenses
Compensation and benefits	24,887	23,749	23,772
Furniture and equipment	6,006	5,462	5,787
Occupancy	3,691	3,661	3,557
Loss on extinguishment of debt	—	—	7,643
Other	12,236	10,822	10,474
Total noninterest expenses	46,820	43,694	51,233
Income before federal income tax expense	26,844	23,347	11,872
Federal income tax expense	4,606	3,848	987
NET INCOME	$22,238	$19,499	$10,885
Earnings per common share
Basic	$2.95	$2.48	$1.37
Diluted	$2.91	$2.45	$1.34
Cash dividends per common share	$1.09	$1.08	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2022	2021	2020
Net income	$22,238	$19,499	$10,885
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	(50,015)	(8,371)	7,474
Reclassification adjustment for net realized (gains) losses included in net income	—	—	(71)
Comprehensive income (loss) before income tax (expense) benefit	(50,015)	(8,371)	7,403
Tax effect (1)	10,314	1,759	(1,530)
Unrealized gains (losses) on AFS securities, net of tax	(39,701)	(6,612)	5,873
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	—	53	(121)
Tax effect (1)	—	(11)	25
Unrealized gains (losses) on derivative instruments, net of tax	—	42	(96)
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	762	955	(238)
Reclassification adjustment for net periodic benefit cost included in net income	59	(31)	176
Net change in unrecognized pension cost	821	924	(62)
Tax effect (1)	(173)	(193)	12
Change in unrealized pension cost, net of tax	648	731	(50)
Other comprehensive income (loss), net of tax	(39,053)	(5,839)	5,727
Comprehensive income (loss)	$(16,815)	$13,660	$16,612
(1)See “Note 16 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$22,238	$19,499	$10,885
Reconciliation of net income to net cash provided by operating activities:
Undistributed earnings of equity securities without readily determinable fair values	—	—	(394)
Provision for loan losses	483	(518)	1,665
Depreciation	2,071	2,314	2,620
Amortization of OMSR	97	597	504
Amortization of acquisition intangibles	15	29	48
Amortization of subordinated debt issuance costs	87	52	—
Net amortization of AFS securities	2,018	2,233	2,044
Net gains on sale of AFS securities	—	—	(71)
Net gain on sale of mortgage loans	(631)	(1,694)	(2,716)
Change in OMSR valuation allowance	(532)	—	316
Net (gains) losses on foreclosed assets	(13)	(39)	51
Increase in cash value of corporate owned life insurance policies, net of expenses	(818)	(751)	(708)
Gains from redemption of corporate owned life insurance policies	(57)	(271)	(891)
Loss on sale of joint venture investment	—	—	394
Loss on extinguishment of debt	—	—	7,643
Share-based payment awards under the Directors Plan	463	433	413
Share-based payment awards under the RSP	147	86	14
Deferred income tax expense (benefit)	13	(523)	(276)
Origination of loans held-for-sale	(21,382)	(48,957)	(114,323)
Proceeds from loan sales	23,369	51,657	115,202
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	(2,813)	1,208	(821)
Accrued interest payable and other liabilities	2,182	146	398
Net cash provided by (used in) operating activities	26,937	25,501	21,997
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	—	26,855
Maturities, calls, and principal payments	68,956	100,289	97,844
Purchases	(210,869)	(262,266)	(28,658)
Purchase of equity investments	(250)	—	—
Sale of joint venture investment	—	—	1,000
Net loan principal (originations) collections	36,672	(63,210)	(52,132)
Proceeds from sales of foreclosed assets	241	716	409
Purchases of premises and equipment	(3,205)	(1,593)	(1,518)
Purchases of corporate owned life insurance policies	—	(4,272)	(625)
Proceeds from redemption of corporate owned life insurance policies	359	1,114	2,387
Proceeds from sale of FHLB Stock	2,288	—	—
Purchases of FRB Stock	(401)	—	—
Funding of low income housing tax credit investments	(46)	(413)	(429)
Net cash provided by (used in) investing activities	(106,255)	(229,635)	45,133

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2022	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$33,936	$144,022	$252,466
Net increase (decrease) in fed funds purchased and repurchase agreements	7,609	(18,585)	37,748
Net increase (decrease) in FHLB advances	(20,000)	(70,000)	(162,643)
Issuance of subordinated debt, net of unamortized issuance costs	—	29,106	—
Cash dividends paid on common stock	(8,082)	(8,367)	(8,524)
Proceeds from issuance of common stock	1,762	1,593	4,185
Common stock repurchased	(1,124)	(13,758)	(2,702)
Common stock purchased for deferred compensation obligations	(1,189)	(1,187)	(1,592)
Net cash provided by (used in) financing activities	12,912	62,824	118,938
Increase (decrease) in cash and cash equivalents	(66,406)	(141,310)	186,068
Cash and cash equivalents at beginning of period	105,330	246,640	60,572
Cash and cash equivalents at end of period	$38,924	$105,330	$246,640
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,313	$7,601	$14,204
Income taxes paid	4,425	4,050	846
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$456	$361	$531
Note receivable arising from sale of joint venture investment	—	—	3,227

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
For additional information, see “Note 18 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services throughout 29 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, individuals and their families. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. Other related financial products include trust and investment services, safe deposit box rentals, and various insurance related products. Active competition, principally from other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and insurance companies, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates, changes in the local economic environment and changes in regulations.
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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $264,206 and $278,844 with capitalized servicing rights of $2,559 and $2,124 at December 31, 2022 and 2021, respectively, which are included in other assets.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $669, $747, and $625 related to residential mortgage loans serviced for others during 2022, 2021, and 2020, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $439 and $211 as of December 31, 2022 and 2021, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock. Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2022	2021
FHLB Stock	$12,762	$15,050
FRB Stock	2,400	1,999
Other	584	334
Total	$15,746	$17,383
EQUITY COMPENSATION PLANS: At December 31, 2022, the Directors Plan had 207,840 shares eligible to be issued to participants, for which the Rabbi Trust held 154,879 shares. We had 189,364 shares to be issued at December 31, 2021, with 105,654 shares held in the Rabbi Trust.
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

Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,905 and $2,843 as of December 31, 2022 and 2021, respectively, which is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $61, $33, and $87 for 2022, 2021, and 2020, respectively.
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
For additional information, see “Note 12 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 14 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2021 and 2020 consolidated financial statements have been reclassified to conform with the 2022 presentation.

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
We invested a considerable amount of effort toward this guidance to be prepared for adoption on January 1, 2023. An internal committee was formed and was accountable for timely and accurate adoption of the guidance. A service provider that has focused on the ALLL for more than 10 years and serves hundreds of financial institutions was engaged to provide us with education, advisory, and software solutions exclusively related to the ACL. We ran parallel processes for over a year to ensure our calculation and analysis was complete by the required implementation date.
We fully adopted the new guidance as of January1, 2023. Based on portfolio characteristics and economic conditions and expectations as of January 1, 2023, we recorded a combined increase to the ACL and reserve for unfunded commitments on January 1, 2023 of approximately $3,000 upon the adoption of ASU 2016-13.

Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,622	$—	$22,921	$208,701
States and political subdivisions	122,023	392	4,903	117,512
Auction rate money market preferred	3,200	—	858	2,342
Mortgage-backed securities	42,309	—	3,239	39,070
Collateralized mortgage obligations	218,301	—	12,573	205,728
Corporate	8,150	—	1,022	7,128
Total	$625,605	$392	$45,516	$580,481

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$212,379	$—	$2,676	$209,703
States and political subdivisions	116,836	4,457	88	121,205
Auction rate money market preferred	3,200	42	—	3,242
Mortgage-backed securities	54,710	1,438	—	56,148
Collateralized mortgage obligations	90,435	1,876	10	92,301
Corporate	8,150	19	167	8,002
Total	$485,710	$7,832	$2,941	$490,601
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2022 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,622	$—	$—	$—	$231,622
States and political subdivisions	19,753	42,946	21,234	38,090	—	122,023
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	42,309	42,309
Collateralized mortgage obligations	—	—	—	—	218,301	218,301
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$19,753	$274,568	$29,384	$38,090	$263,810	$625,605
Fair value	$19,666	$251,479	$27,703	$34,493	$247,140	$580,481
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

A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2022	2021	2020
Proceeds from sales of AFS securities	$—	$—	$26,855
Realized gains (losses)	$—	$—	$71
Applicable income tax expense (benefit)	$—	$—	$15
The information on the following tables pertains to AFS securities with gross unrealized losses at December 31, 2022 and 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$1,388	$18,331	$21,533	$190,369	$22,921
States and political subdivisions	2,389	48,083	2,514	40,667	4,903
Auction rate money market preferred	—	—	858	2,342	858
Mortgage-backed securities	3,239	39,069	—	—	3,239
Collateralized mortgage obligations	12,408	201,316	165	4,411	12,573
Corporate	—	—	1,022	7,128	1,022
Total	$19,424	$306,799	$26,092	$244,917	$45,516
Number of securities in an unrealized loss position:		178		266	444

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$2,676	$209,703	$—	$—	$2,676
States and political subdivisions	88	9,674	—	—	88
Collateralized mortgage obligations	10	11,165	—	—	10
Corporate	167	6,283	—	—	167
Total	$2,941	$236,825	$—	$—	$2,941
Number of securities in an unrealized loss position:		40		—	40
The unrealized loss on our AFS securities portfolio resulted from the recent increases in short-term and intermediate-term interest rates.
As of December 31, 2022 and 2021, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be identified as other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:
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
Based on our analysis, which included the criteria outlined above and the fact that we have asserted that we do not have to sell any AFS securities in an unrealized loss position, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of December 31, 2022 and 2021, with the exception of one municipal bond previously identified in 2016 which had no activity during the period.

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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers. The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our consolidated balance sheets. Under the participation agreement, we currently are not committed to participate.
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
While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained strong at December 31, 2022. The COVID-19 pandemic led to the temporary and some permanent closures of businesses throughout the communities in which we serve, which also led to increased unemployment. We increased the ALLL during 2020 as a result of increased economic and environmental related risk factors, primarily driven by COVID-19. While these risk factors remain, improvement in credit quality indicators resulted in a reduction to the ALLL during 2021. There have been no material changes to the ALLL and credit quality remained strong throughout 2022.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(77)	—	—	(542)	—	(619)
Recoveries	442	9	150	282	—	883
Provision for loan losses	(784)	279	(280)	313	955	483
December 31, 2022	$1,321	$577	$617	$961	$6,374	$9,850

	Allowance for Loan Losses
	Year Ended December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2021	$2,162	$311	$1,363	$798	$5,110	$9,744
Charge-offs	(32)	(77)	(12)	(486)	—	(607)
Recoveries	133	12	162	177	—	484
Provision for loan losses	(523)	43	(766)	419	309	(518)
December 31, 2021	$1,740	$289	$747	$908	$5,419	$9,103

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$12	$—	$439	$—	$—	$451
Collectively evaluated for impairment	1,309	577	178	961	6,374	9,399
Total	$1,321	$577	$617	$961	$6,374	$9,850
Loans
Individually evaluated for impairment	$8,342	$10,935	$2,741	$—		$22,018
Collectively evaluated for impairment	732,578	93,379	338,144	78,054		1,242,155
Total	$740,920	$104,314	$340,885	$78,054		$1,264,173

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2021
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$13	$—	$565	$—	$—	$578
Collectively evaluated for impairment	1,727	289	182	908	5,419	8,525
Total	$1,740	$289	$747	$908	$5,419	$9,103
Loans
Individually evaluated for impairment	$9,267	$14,189	$3,454	$—		$26,910
Collectively evaluated for impairment	798,172	79,766	322,907	73,282		1,274,127
Total	$807,439	$93,955	$326,361	$73,282		$1,301,037

The following tables display the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2022
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	9,045	4,533	—	13,578	342	100	442	14,020
3 - High satisfactory	68,133	36,608	—	104,741	9,757	4,608	14,365	119,106
4 - Low satisfactory	471,009	114,565	—	585,574	43,587	21,214	64,801	650,375
5 - Special mention	20,770	7,447	—	28,217	12,262	4,634	16,896	45,113
6 - Substandard	5,629	3,085	—	8,714	6,316	1,260	7,576	16,290
7 - Vulnerable	74	22	—	96	67	167	234	330
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$574,660	$166,260	$—	$740,920	$72,331	$31,983	$104,314	$845,234

	2021
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$300	$—	$300	$—	$—	$—	$300
2 - High quality	9,010	6,881	—	15,891	453	—	453	16,344
3 - High satisfactory	86,135	46,087	72,001	204,223	9,361	4,295	13,656	217,879
4 - Low satisfactory	448,489	104,375	—	552,864	36,483	15,986	52,469	605,333
5 - Special mention	13,212	1,351	—	14,563	13,096	3,452	16,548	31,111
6 - Substandard	13,519	5,738	—	19,257	6,252	3,803	10,055	29,312
7 - Vulnerable	222	119	—	341	499	275	774	1,115
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$570,587	$164,851	$72,001	$807,439	$66,144	$27,811	$93,955	$901,394
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2022
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$4,553	$2,570	$—	$74	$7,197	$567,463	$574,660
Commercial other	285	—	—	22	307	165,953	166,260
Advances to mortgage brokers	—	—	—	—	—	—	—
Total commercial	4,838	2,570	—	96	7,504	733,416	740,920
Agricultural
Agricultural real estate	—	—	—	67	67	72,264	72,331
Agricultural other	—	—	—	167	167	31,816	31,983
Total agricultural	—	—	—	234	234	104,080	104,314
Residential real estate
Senior liens	2,943	225	—	127	3,295	301,606	304,901
Junior liens	—	—	—	—	—	3,282	3,282
Home equity lines of credit	38	—	—	—	38	32,664	32,702
Total residential real estate	2,981	225	—	127	3,333	337,552	340,885
Consumer
Secured	47	8	—	—	55	74,886	74,941
Unsecured	4	—	—	—	4	3,109	3,113
Total consumer	51	8	—	—	59	77,995	78,054
Total	$7,870	$2,803	$—	$457	$11,130	$1,253,043	$1,264,173

	2021
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$135	$—	$—	$222	$357	$570,230	$570,587
Commercial other	85	—	—	119	204	164,647	164,851
Advances to mortgage brokers	—	—	—	—	—	72,001	72,001
Total commercial	220	—	—	341	561	806,878	807,439
Agricultural
Agricultural real estate	213	—	—	499	712	65,432	66,144
Agricultural other	—	—	—	275	275	27,536	27,811
Total agricultural	213	—	—	774	987	92,968	93,955
Residential real estate
Senior liens	2,016	37	97	93	2,243	290,900	293,143
Junior liens	—	—	—	—	—	2,439	2,439
Home equity lines of credit	7	—	—	37	44	30,735	30,779
Total residential real estate	2,023	37	97	130	2,287	324,074	326,361
Consumer
Secured	186	—	—	—	186	70,259	70,445
Unsecured	10	—	—	—	10	2,827	2,837
Total consumer	196	—	—	—	196	73,086	73,282
Total	$2,652	$37	$97	$1,245	$4,031	$1,297,006	$1,301,037

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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2022
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$183	$184	$12	$189	$12
Commercial other	—	—	—	1,724	62
Residential real estate senior liens	2,741	3,001	439	3,056	126
Total impaired loans with a valuation allowance	2,924	3,185	451	4,969	200
Impaired loans without a valuation allowance
Commercial real estate	5,366	5,682		5,514	338
Commercial other	2,793	2,793		626	58
Agricultural real estate	8,522	8,522		8,568	468
Agricultural other	2,413	2,413		2,984	157
Home equity lines of credit	—	—		5	—
Total impaired loans without a valuation allowance	19,094	19,410		17,697	1,021
Impaired loans
Commercial	8,342	8,659	12	8,053	470
Agricultural	10,935	10,935	—	11,552	625
Residential real estate	2,741	3,001	439	3,061	126
Total impaired loans	$22,018	$22,595	$451	$22,666	$1,221

	2021
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$192	$193	$9	$1,668	$69
Commercial other	2,802	2,802	4	1,909	103
Agricultural real estate	—	—	—	553	11
Agricultural other	—	—	—	169	—
Residential real estate senior liens	3,417	3,688	565	3,794	151
Total impaired loans with a valuation allowance	6,411	6,683	578	8,093	334
Impaired loans without a valuation allowance
Commercial real estate	5,829	6,145		6,313	398
Commercial other	444	444		1,963	68
Agricultural real estate	9,538	9,538		9,739	699
Agricultural other	4,651	4,651		4,269	235
Home equity lines of credit	37	37		5	—
Total impaired loans without a valuation allowance	20,499	20,815		22,289	1,400
Impaired loans
Commercial	9,267	9,584	13	11,853	638
Agricultural	14,189	14,189	—	14,730	945
Residential real estate	3,454	3,725	565	3,799	151
Total impaired loans	$26,910	$27,498	$578	$30,382	$1,734
We had committed to advance $0 and $266 in additional funds to be disbursed in connection with impaired loans, which includes TDRs, as of December 31, 2022 and 2021, respectively.
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
4.The borrower has declared, or is in the process of declaring, bankruptcy.
5.The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2022			2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$2,871	$2,871	5	$4,761	$4,761
Agricultural other	—	—	—	6	3,712	3,712
Residential real estate	1	98	98	—	—	—
Total	4	$2,969	$2,969	11	$8,473	$8,473
The following table summarizes the nature of the concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2022				2021
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$2,871	—	$—	1	$3,189	4	$1,572
Agricultural other	—	—	—	—	6	3,712	—	—
Residential real estate	—	—	1	98	—	—	—	—
Total	3	$2,871	1	$98	7	$6,901	4	$1,572
We did not restructure any loans by forgiving principal or accrued interest during 2022 or 2021.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2022 and 2021, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2022	2021
TDRs	$21,339	$25,725
Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2022	2021
Land	$5,904	$6,164
Buildings and improvements	31,260	30,738
Furniture and equipment	35,906	36,132
Total	73,070	73,034
Less: accumulated depreciation	47,517	48,615
Premises and equipment, net	$25,553	$24,419
Depreciation expense amounted to $2,071, $2,314, and $2,620 in 2022, 2021, and 2020, respectively.

Note 6 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2022 and 2021.
Identifiable intangible assets were as follows as of December 31:

	2022
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,574	$5

	2021
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,559	$20
Amortization expense associated with identifiable intangible assets was $15, $29, and $48 in 2022, 2021, and 2020, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next three years succeeding December 31, 2022, and thereafter is as follows:

Estimated Amortization Expense
2023	$2
2024	2
2025	1
Total	$5
Note 7 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2023	$153,482
2024	41,744
2025	23,288
2026	18,364
2027	15,055
Thereafter	107
Total	$252,040
Interest expense on time deposits greater than $250 was $621 in 2022, $980 in 2021 and $1,883 in 2020.

Note 8 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances for the years ended December 31, 2022 and 2021. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased for the years ended December 31:

	2022			2021
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,140	$49,973	0.16%	$71,059	$57,451	0.09%
Federal funds purchased	—	1	3.02%	80	2	0.47%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $58,291 and $50,173 at December 31, 2022 and 2021, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows at December 31:

	2022		2021
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$57,771	0.49%	$50,162	0.07%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2022	2021
Pledged to secure borrowed funds	$347,331	$334,415
Pledged to secure repurchase agreements	58,291	50,173
Pledged for public deposits and for other purposes necessary or required by law	48,698	28,154
Total	$454,320	$412,742
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2022	2021
U.S. Treasury	$29,351	$9,711
States and political subdivisions	11,037	13,491
Mortgage-backed securities	6,819	13,174
Collateralized mortgage obligations	11,084	13,797
Total	$58,291	$50,173
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of December 31, 2022, we had the ability to borrow up to an additional $344,393, without pledging additional collateral.

FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	2022		2021
	Amount	Rate	Amount	Rate
Fixed rate due 2022	$—	0.00%	$20,000	1.97%
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
The following table summarizes our outstanding notes at December 31:

	2022		2021
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(755)		(842)
Total subordinated debt, net	$29,245		$29,158
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2022	2021
Unfunded commitments under lines of credit	$264,902	$231,120
Commercial and standby letters of credit	1,321	1,738
Commitments to grant loans	24,770	32,448
Total	$290,993	$265,306
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $0 and $788 at December 31, 2022 and 2021, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $379 and $2,255 at December 31, 2022 and 2021, respectively. The fair value of these forward loan sale commitments was $394 and $2,330 at December 31, 2022 and 2021, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Correspondent banks may require us to maintain minimum cash reserve balances. The reserve balances related to correspondent banks amounted to $500 for the years ended December 31, 2022 and 2021.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2022, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2023, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $39,800.

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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2022 and 2021, that we met all capital adequacy requirements.
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
As of December 31, 2022 and 2021, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There were no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$190,060	14.07%	$94,565	7.00%	$87,811	6.50%
Consolidated	175,112	12.91%	94,948	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	190,060	14.07%	114,829	8.50%	108,075	8.00%
Consolidated	175,112	12.91%	115,295	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	199,910	14.80%	141,848	10.50%	135,093	10.00%
Consolidated	214,207	15.79%	142,423	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	190,060	9.36%	81,181	4.00%	101,476	5.00%
Consolidated	175,112	8.61%	81,392	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$171,255	12.91%	$92,849	7.00%	$86,217	6.50%
Consolidated	160,871	12.07%	93,297	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	171,255	12.91%	112,746	8.50%	106,114	8.00%
Consolidated	160,871	12.07%	113,289	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	180,358	13.60%	139,274	10.50%	132,642	10.00%
Consolidated	199,132	14.94%	139,945	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	171,255	8.54%	80,171	4.00%	100,214	5.00%
Consolidated	160,871	7.97%	80,733	4.00%	N/A	N/A
Note 11 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. For further information related to potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP, see "Note 12 – Benefit Plans."
Earnings per common share have been computed based on the following for the years ended December 31:

	2022	2021	2020
Average number of common shares outstanding for basic calculation	7,549,878	7,853,398	7,959,705
Average potential effect of common shares in the Directors Plan (1)	70,329	99,813	143,878
Average potential effect of common shares in the RSP	27,405	12,750	2,508
Average number of common shares outstanding used to calculate diluted earnings per common share	7,647,612	7,965,961	8,106,091
Net income	$22,238	$19,499	$10,885
Earnings per common share
Basic	$2.95	$2.48	$1.37
Diluted	$2.91	$2.45	$1.34
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
For 2022, 2021 and 2020, expenses attributable to the plan were $805, $792, and $813, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2022	2021
Change in benefit obligation
Benefit obligation, January 1	$9,725	$10,358
Interest cost	224	233
Actuarial loss (gain)	(2,236)	(357)
Benefits paid, including plan expenses	(817)	(509)
Benefit obligation, December 31	6,896	9,725
Change in plan assets
Fair value of plan assets, January 1	8,649	8,263
Investment return (loss)	(1,250)	831
Contributions	—	64
Benefits paid, including plan expenses	(817)	(509)
Fair value of plan assets, December 31	6,582	8,649
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(314)	$(1,076)
Accumulated benefit obligation at December 31	$6,896	$9,725

	2022	2021
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(1,076)	$(2,095)
Contributions	—	64
Net periodic benefit cost (credit)	(59)	31
Net change in unrecognized actuarial loss and prior service cost	821	924
Accrued pension liability at December 31	$(314)	$(1,076)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).

The components of net periodic benefit cost are as follows for the years ended December 31:

	2022	2021	2020
Interest cost on benefit obligation	$224	$233	$306
Expected return on plan assets	(490)	(486)	(488)
Amortization of unrecognized actuarial net loss	216	222	206
Settlement loss	109	—	152
Net periodic benefit cost (credit)	$59	$(31)	$176
During 2022, 2021 and 2020, settlement losses of $109, $0 and $152 were recognized in connection with lump-sum benefit distributions, respectively. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2022 includes net unrecognized pension costs before income taxes of $1,729.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2022	2021	2020
Discount rate	4.88%	2.43%	2.30%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2022	2021	2020
Discount rate	2.43%	2.30%	3.07%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2022		2021
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$235	$235	$127	$127
Common collective trusts
Fixed income	2,983	2,983	3,750	3,750
Equity investments	3,364	3,364	4,772	4,772
Total	$6,582	$6,582	$8,649	$8,649
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021:
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
We anticipate contributions to the plan in 2023 to approximate net contribution costs.
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2023	$800
2024	564
2025	669
2026	713
2027	546
2028 - 2032	2,557
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

The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2022		2021
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	52,961	$1,245	83,710	$2,135
Shares held in Rabbi Trust	154,879	3,640	105,654	2,694
Total	207,840	$4,885	189,364	$4,829
Cash Incentive Plans
Executive Cash Incentive Plan
We provide an executive cash incentive plan, which provides separate potential payouts for Isabella Bank's CEO, President, and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 20% to 30% of the employee's annual salary. Expenses related to this plan for 2022, 2021, and 2020 were $252, $253, and $165 respectively.
Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2022, 2021 and 2020 were $1,072, $1,063, and $1,101, respectively.
Restricted Stock Plan
Under the RSP, an equity based bonus plan, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO, President and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards follows for the years ended December 31:

	2022		2021
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	20,123	$418	4,658	$82
Granted	6,949	174	15,465	336
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, December 31	27,072	$592	20,123	$418
Compensation expense related to the RSP for 2022, 2021, 2020 and was $147, $86, and $14 respectively. As of December 31, 2022, there was $346 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.40 years.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2022, 2021 and 2020 were $251, $352, and $373, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $100 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $3,026 in 2022, $3,297 in 2021 and $1,868 in 2020.

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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2022, 2021 and 2020, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2022, 2021 and 2020.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2022	2021	2020
Debit card income	$3,783	$3,623	$2,961
Trust service fees	2,622	2,707	2,294
Investment advisory fees	383	364	284
Service charges and fees related to deposit accounts	345	312	290
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 14 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2022	2021	2020
Audit, consulting, and legal fees	$2,358	$2,066	$1,836
ATM and debit card fees	1,909	1,810	1,441
Marketing costs	1,056	939	877
Loan underwriting fees	1,004	849	825
Donations and community relations	923	705	723
Memberships and subscriptions	876	877	740
Director fees	790	703	695
FDIC insurance premiums	537	690	612
All other	2,783	2,183	2,725
Total other noninterest expenses	$12,236	$10,822	$10,474
Note 15 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2022	2021	2020
Currently payable	$4,593	$4,371	$1,263
Deferred expense (benefit)	13	(523)	(276)
Income tax expense	$4,606	$3,848	$987

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the year ended December 31:

	2022	2021	2020
Income taxes at statutory rate	$5,637	$4,903	$2,493
Effect of nontaxable income
Interest income on tax exempt municipal securities	(587)	(643)	(802)
Earnings on corporate owned life insurance policies	(197)	(225)	(346)
Other	329	312	288
Total effect of nontaxable income	(455)	(556)	(860)
Effect of nondeductible expenses	45	46	68
Effect of tax credits	(621)	(617)	(830)
Unrecognized deferred tax benefit on joint venture investment	—	72	116
Federal income tax expense	$4,606	$3,848	$987
The losses recognized for December 31, 2021 and 2020 related to our joint venture investment in CSS, which was sold during the fourth quarter of 2020. The sale of this investment resulted in a capital loss carryforward that is unlikely to be recognized in the foreseeable future. As such, we did not recognize a deferred tax asset as of December 31, 2022, 2021 and 2020 related to our investment and capital loss in CSS.
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

	2022	2021
Deferred tax assets
Allowance for loan losses	$1,848	$1,635
Deferred compensation	1,648	1,553
Employee benefit plans	82	98
Core deposit premium and acquisition expenses	764	759
Net unrealized losses on AFS securities	9,296	—
Net unrecognized actuarial losses on pension plan	363	536
Life insurance death benefit payable	497	497
Other	789	867
Total deferred tax assets	15,287	5,945
Deferred tax liabilities
Prepaid pension cost	297	309
Premises and equipment	1,590	1,729
Accretion on securities	166	61
Core deposit premium and acquisition expenses	984	947
Net unrealized gains on AFS securities	—	1,018
Other	1,075	834
Total deferred tax liabilities	4,112	4,898
Net deferred tax assets (liabilities)	$11,175	$1,047
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2019. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2022 and 2021 and we are not aware of any claims for such amounts by federal income tax authorities.

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
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2020, 2021 and 2022 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2020	$4,612	$54	$(2,695)	$1,971
OCI before reclassifications	7,474	(121)	(238)	7,115
Amounts reclassified from AOCI	(71)	—	176	105
Subtotal	7,403	(121)	(62)	7,220
Tax effect	(1,530)	25	12	(1,493)
OCI, net of tax	5,873	(96)	(50)	5,727
Balance, December 31, 2020	10,485	(42)	(2,745)	7,698
OCI before reclassifications	(8,371)	53	955	(7,363)
Amounts reclassified from AOCI	—	—	(31)	(31)
Subtotal	(8,371)	53	924	(7,394)
Tax effect	1,759	(11)	(193)	1,555
OCI, net of tax	(6,612)	42	731	(5,839)
Balance, December 31, 2021	3,873	—	(2,014)	1,859
OCI before reclassifications	(50,015)	—	762	(49,253)
Amounts reclassified from AOCI	—	—	59	59
Subtotal	(50,015)	—	821	(49,194)
Tax effect	10,314	—	(173)	10,141
OCI, net of tax	(39,701)	—	648	(39,053)
Balance, December 31, 2022	$(35,828)	$—	$(1,366)	$(37,194)
Included in OCI are changes in unrealized gains and losses related to auction rate money market preferred stocks. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2022			2021			2020
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(900)	$(49,115)	$(50,015)	$5	$(8,376)	$(8,371)	$118	$7,356	$7,474
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—	—	(71)	(71)
Net unrealized gains (losses)	(900)	(49,115)	(50,015)	5	(8,376)	(8,371)	118	7,285	7,403
Tax effect	—	10,314	10,314	—	1,759	1,759	—	(1,530)	(1,530)
Unrealized gains (losses), net of tax	$(900)	$(38,801)	$(39,701)	$5	$(6,617)	$(6,612)	$118	$5,755	$5,873
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2022	2021	2020
Unrealized gains (losses) on AFS securities
	$—	$—	$71	Net gains on sale of AFS securities
	—	—	15	Federal income tax expense
	$—	$—	$56	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$59	$(31)	$176	Other noninterest expenses
	12	(7)	37	Federal income tax (benefit) expense
	$47	$(24)	$139	Net income

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

The following tables list the quantitative fair value information about impaired loans as of:

	December 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
		Equipment	25% - 35%	31%
Discounted value	$17,143	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	25%	27%
		Furniture, fixtures & equipment	45%	45%

	December 31, 2021
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	23%
		Equipment	20% - 35%	28%
Discounted value	$18,812	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	50%	50%
		Liquor license	75%	75%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$38,924	$38,924	$38,924	$—	$—
Mortgage loans AFS	379	395	—	395	—
Gross loans	1,264,173	1,225,669	—	—	1,225,669
Less allowance for loan and lease losses	9,850	9,850	—	—	9,850
Net loans	1,254,323	1,215,819	—	—	1,215,819
Accrued interest receivable	7,472	7,472	7,472	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,559	3,174	—	3,174	—
LIABILITIES
Deposits without stated maturities	1,492,235	1,492,235	1,492,235	—	—
Deposits with stated maturities	252,040	240,964	—	240,964	—
Federal funds purchased and repurchase agreements	57,771	57,581	—	57,581	—
Subordinated debt, net of unamortized issuance costs	29,245	26,365	—	26,365	—
Accrued interest payable	255	255	255	—	—

	2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$105,330	$105,330	$105,330	$—	$—
Mortgage loans AFS	1,735	1,797	—	1,797	—
Gross loans	1,301,037	1,296,841	—	—	1,296,841
Less allowance for loan and lease losses	9,103	9,103	—	—	9,103
Net loans	1,291,934	1,287,738	—	—	1,287,738
Accrued interest receivable	5,804	5,804	5,804	—	—
Equity securities without readily determinable fair values (1)	17,383	N/A	—	—	—
OMSR	2,124	2,753	—	2,753	—
LIABILITIES
Deposits without stated maturities	1,409,577	1,409,577	1,409,577	—	—
Deposits with stated maturities	300,762	301,216	—	301,216	—
Federal funds purchased and repurchase agreements	50,162	50,153	—	50,153	—
FHLB advances	20,000	20,120	—	20,120	—
Subordinated debt, net of unamortized issuance costs	29,158	27,435	—	27,435	—
Accrued interest payable	251	251	251	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2022				2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$208,701	$—	$208,701	$—	$209,703	$—	$209,703	$—
States and political subdivisions	117,512	—	117,512	—	121,205	—	121,205	—
Auction rate money market preferred	2,342	—	2,342	—	3,242	—	3,242	—
Mortgage-backed securities	39,070	—	39,070	—	56,148	—	56,148	—
Collateralized mortgage obligations	205,728	—	205,728	—	92,301	—	92,301	—
Corporate	7,128	—	7,128	—	8,002	—	8,002	—
Total AFS securities	580,481	—	580,481	—	490,601	—	490,601	—
Nonrecurring items
Impaired loans (net of the ALLL)	17,143	—	—	17,143	18,812	—	—	18,812
Foreclosed assets	439	—	—	439	211	—	—	211
Total	$598,063	$—	$580,481	$17,582	$509,624	$—	$490,601	$19,023
Percent of assets and liabilities measured at fair value		0.00%	97.06%	2.94%		0.00%	96.27%	3.73%
We recorded losses of $6 and $0 through earnings related fair value changes in foreclosed assets for the years ended December 31, 2022 and 2021. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2022 and 2021.
Note 18 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2022	2021
Balance, January 1	$22,558	$2,977
New loans	1,829	43,264
Repayments	(3,424)	(23,683)
Balance, December 31	$20,963	$22,558
Total deposits of these principal officers and directors and their affiliates amounted to $12,317 and $15,268 at December 31, 2022 and 2021, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 20,000 shares of our common stock as of December 31, 2022 and 2021. Such shares are included in the computation of dividends and earnings per share.
The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2022	2021	2020
Total assets	$1,385	$1,511	$1,286
Donations	$50	$50	$—

Note 19 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2022, 2021, and 2020 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 20 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2022	2021
ASSETS
Cash on deposit at the Bank	$8,525	$11,535
Investments in subsidiaries	158,125	178,395
Premises and equipment	1,171	1,482
Other assets	47,922	48,923
TOTAL ASSETS	$215,743	$240,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,245	$29,158
Other liabilities	288	129
Shareholders' equity	186,210	211,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$215,743	$240,335
Condensed Statements of Income

	Year Ended December 31
	2022	2021	2020
Income
Dividends from subsidiaries	$6,000	$3,600	$9,300
Interest income	15	12	1
Net income on CSS joint venture	—	—	577
Other income	14	17	—
Total income	6,029	3,629	9,878
Expenses
Interest expense	1,065	615	5
Occupancy and equipment	67	67	61
Audit, consulting, and legal fees	522	590	573
Director fees	417	352	356
Other	1,172	1,145	1,167
Total expenses	3,243	2,769	2,162
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,786	860	7,716
Federal income tax benefit	670	500	216
Income before equity in undistributed earnings of subsidiaries	3,456	1,360	7,932
Undistributed earnings of subsidiaries	18,782	18,139	2,953
Net income	$22,238	$19,499	$10,885

Condensed Statements of Cash Flows

	Year Ended December 31
	2022	2021	2020
Operating activities
Net income	$22,238	$19,499	$10,885
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(18,782)	(18,139)	(2,953)
Undistributed earnings of equity securities without readily determinable fair values	—	—	(394)
Loss on sale of joint venture investment	—	—	394
Share-based payment awards under the Directors Plan	463	433	413
Share-based payment awards under the RSP	147	86	14
Amortization of subordinated debt issuance costs	87	52	—
Depreciation	50	50	47
Deferred income tax expense (benefit)	(133)	(267)	351
Changes in operating assets and liabilities which provided (used) cash
Other assets	1,383	(304)	183
Other liabilities	160	70	40
Net cash provided by (used in) operating activities	5,613	1,480	8,980
Investing activities
Purchase of equity investments	(250)	—	—
Sale of joint venture investment	—	—	1,000
Net sales (purchases) of premises and equipment	260	(2)	(37)
Net cash provided by (used in) investing activities	10	(2)	963
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	—	29,106	—
Cash dividends paid on common stock	(8,082)	(8,367)	(8,524)
Proceeds from the issuance of common stock	1,762	1,593	4,185
Common stock repurchased	(1,124)	(13,758)	(2,702)
Common stock purchased for deferred compensation obligations	(1,189)	(1,187)	(1,592)
Net cash provided by (used in) financing activities	(8,633)	7,387	(8,633)
Increase (decrease) in cash and cash equivalents	(3,010)	8,865	1,310
Cash and cash equivalents at beginning of period	11,535	2,670	1,360
Cash and cash equivalents at end of period	$8,525	$11,535	$2,670
Note 21 – Subsequent Events
In June 2016, the FASB issued ASU 2016-13 and updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost, which include loans and any other financial assets with the contractual right to receive cash. The new approach requires the use of an expected credit loss model. The new CECL guidance was effective January 1, 2023 and we have fully adopted the new guidance as of that date.
Based on portfolio characteristics and economic conditions and expectations as of January 1, 2023, we recorded a combined increase to the ACL and reserve for unfunded commitments on January 1, 2023 of approximately $3,000 upon the adoption of ASU 2016-13.
We evaluated subsequent events after December 31, 2022 through the date our condensed consolidated financial statements were issued for potential recognition and disclosure. Outside of the adoption of CECL, no other subsequent events require financial statement recognition or disclosure between December 31, 2022 and the date our condensed consolidated financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2022.
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
Based upon these criteria, we believe that, as of December 31, 2022, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2022 consolidated financial statements and our internal control over financial reporting as of December 31, 2022. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board of Directors. Rehmann has issued an unqualified audit opinion on our 2022 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2022, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)
March 7, 2023

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 7, 2023
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2022, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	52,961	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	27,072	(4)	—	(5)	—	(6)
Total	80,033
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
(3) As of December 31, 2022, the Directors Plan had 207,840 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 154,879 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3.1	Amended Articles of Incorporation (1)
	3.2	Amendment to the Articles of Incorporation (2)
	3.3	Amendment to the Articles of Incorporation (3)
	3.4	Amendment to the Articles of Incorporation (4)
	3.5	Amendment to the Articles of Incorporation (7)
	3.6	Amended Bylaws (5)
	3.7	Amendment to Bylaws (6)
	3.8	Amendment to Bylaws (9)
	3.9	Amendment to Bylaws (10)
	4.1	Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (16)
	4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (16)
	10.1	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10.2	Isabella Bank Corporation Split Dollar Plan* (12)
	10.3	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10.4	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10.5	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10.6	Isabella Bank Corporation Restricted Stock Plan* (15)
	10.7	Amendment to the Isabella Bank Corporation Restricted Stock Plan*(17)
	10.8	Isabella Bank Corporation Executive Cash Incentive Plan* (15)
	10.9	Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	10.10	Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**
104	Cover Page Interactive Data File

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 26, 2020, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 2, 2021, and incorporated herein by reference.
(17)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 15, 2022, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 7, 2023
Jae A. Evans, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 7, 2023
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 7, 2023
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 7, 2023
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 7, 2023
Jennifer L. Gill

/s/ Thomas L. Kleinhardt	Director	March 7, 2023
Thomas L. Kleinhardt

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 7, 2023
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 7, 2023
Sarah R. Opperman

/s/ Chad R. Payton	Director	March 7, 2023
Chad R. Payton

/s/ Vicki L. Rupp	Director	March 7, 2023
Vicki L. Rupp

/s/ Jerome Schwind	Isabella Bank President and Director	March 7, 2023
Jerome Schwind