Form 10-Q
period 2023-03-31
ISABELLA BANK Corp
filed 2023-05-01
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,503,549 as of April 27, 2023.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, federal or state tax laws, monetary and fiscal policy, a health crisis, the quality or composition of the loan or investment portfolio, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, cybersecurity risk, demand for financial services in our market area, and accounting principles, policies, practices and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our consolidated financial results, is included in our filings with the SEC.
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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2023	December 31 2022
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,987	$27,420
Fed Funds sold and interest bearing balances due from banks	76,736	11,504
Total cash and cash equivalents	98,723	38,924
AFS securities, at fair value	568,650	580,481
Mortgage loans AFS	171	379
Loans	1,270,651	1,264,173
Less allowance for credit losses	12,640	9,850
Net loans	1,258,011	1,254,323
Premises and equipment	26,304	25,553
Corporate owned life insurance policies	33,208	32,988
Equity securities without readily determinable fair values	15,746	15,746
Goodwill and other intangible assets	48,286	48,287
Accrued interest receivable and other assets	35,525	33,586
TOTAL ASSETS	$2,084,624	$2,030,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$478,829	$494,346
Interest bearing demand deposits	383,602	372,155
Certificates of deposit under $250 and other savings	867,435	810,642
Certificates of deposit over $250	83,662	67,132
Total deposits	1,813,528	1,744,275
Borrowed funds
Federal funds purchased and repurchase agreements	31,995	57,771
Subordinated debt, net of unamortized issuance costs	29,267	29,245
Total borrowed funds	61,262	87,016
Accrued interest payable and other liabilities	16,501	12,766
Total liabilities	1,891,291	1,844,057
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,540,015 shares (including 175,663 shares held in the Rabbi Trust) in 2023 and 7,559,421 shares (including 154,879 shares held in the Rabbi Trust) in 2022	127,717	128,651
Shares to be issued for deferred compensation obligations	5,344	5,005
Retained earnings	90,586	89,748
Accumulated other comprehensive income (loss)	(30,314)	(37,194)
Total shareholders’ equity	193,333	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,084,624	$2,030,267

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2023	2022
Interest income
Loans, including fees	$14,889	$12,378
AFS securities
Taxable	2,502	1,615
Nontaxable	718	660
Federal funds sold and other	486	109
Total interest income	18,595	14,762
Interest expense
Deposits	2,829	936
Borrowings
Federal funds purchased and repurchase agreements	149	9
FHLB advances	—	72
Subordinated debt, net of unamortized issuance costs	266	266
Total interest expense	3,244	1,283
Net interest income	15,351	13,479
Provision for credit losses	41	37
Net interest income after provision for credit losses	15,310	13,442
Noninterest income
Service charges and fees	1,978	2,209
Wealth management fees	786	754
Earnings on corporate owned life insurance policies	226	210
Net gain on sale of mortgage loans	67	224
Other	236	150
Total noninterest income	3,293	3,547
Noninterest expenses
Compensation and benefits	6,589	6,074
Furniture and equipment	1,597	1,450
Occupancy	1,005	966
Other	3,007	2,830
Total noninterest expenses	12,198	11,320
Income before federal income tax expense	6,405	5,669
Federal income tax expense	1,084	935
NET INCOME	$5,321	$4,734
Earnings per common share
Basic	$0.70	$0.63
Diluted	$0.70	$0.62
Cash dividends per common share	$0.28	$0.27

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2023	2022
Net income	$5,321	$4,734
Unrealized gains (losses) on AFS securities arising during the period	8,610	(22,928)
Reclassification adjustment for net (gains) losses included in net income	(1)	—
Tax effect (1)	(1,729)	4,736
Unrealized gains (losses) on AFS securities, net of tax	6,880	(18,192)
Comprehensive income (loss)	$12,201	$(13,458)
(1)See “Note 9 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	4,734	(18,192)	(13,458)
Issuance of common stock	17,379	439	—	—	—	439
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	149	—	—	149
Share-based compensation expense recognized in earnings under the RSP	—	31	—	—	—	31
Common stock purchased for deferred compensation obligations	—	(151)	—	—	—	(151)
Common stock repurchased	(7,262)	(185)	—	—	—	(185)
Cash dividends paid ($0.27 per common share)	—	—	—	(2,031)	—	(2,031)
March 31, 2022	7,542,758	$129,189	$4,691	$78,295	$(16,333)	$195,842
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	5,321	6,880	12,201
Issuance of common stock	19,873	462	—	—	—	462
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	7	(7)	—	—	—
Share-based payment awards under the Directors Plan	—	—	346	—	—	346
Share-based compensation expense recognized in earnings under the RSP	—	42	—	—	—	42
Common stock purchased for deferred compensation obligations	—	(508)	—	—	—	(508)
Common stock repurchased	(39,279)	(937)	—	—	—	(937)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,066)	—	(2,066)
March 31, 2023	7,540,015	$127,717	$5,344	$90,586	$(30,314)	$193,333

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2023	2022
OPERATING ACTIVITIES
Net income	$5,321	$4,734
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	41	37
Depreciation	478	542
Amortization of OMSR	36	37
Amortization of acquisition intangibles	1	4
Amortization of subordinated debt issuance costs	22	23
Net amortization of AFS securities	372	547
Net gains on sale of AFS securities	(1)	—
Net gain on sale of mortgage loans	(67)	(224)
Change in OMSR valuation allowance	—	(300)
Net (gains) losses on foreclosed assets	(22)	(11)
Increase in cash value of corporate owned life insurance policies, net of expenses	(220)	(200)
Gains from redemption of corporate owned life insurance policies	—	(52)
Share-based payment awards under the Directors Plan	346	149
Share-based payment awards under the RSP	42	31
Origination of loans held-for-sale	(1,519)	(7,069)
Proceeds from loan sales	1,794	8,059
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	1,913	338
Accrued interest payable and other liabilities	(968)	(1,016)
Net cash provided by (used in) operating activities	7,569	5,629
INVESTING ACTIVITIES
Activity in AFS securities
Sales	4,145	—
Maturities, calls, and principal payments	22,090	13,568
Purchases	(6,166)	(91,361)
Net loan principal (originations) collections	(6,493)	82,726
Proceeds from sales of foreclosed assets	67	39
Purchases of premises and equipment	(1,229)	(462)
Proceeds from redemption of corporate owned life insurance policies	—	383
Proceeds from sale of FHLB Stock	—	2,288
Funding of low income housing tax credit investments	(612)	(39)
Net cash provided by (used in) investing activities	11,802	7,142

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2023	2022
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$69,253	$53,822
Net increase (decrease) in fed funds purchased and repurchase agreements	(25,776)	1,191
Net increase (decrease) in FHLB advances	—	(10,000)
Cash dividends paid on common stock	(2,066)	(2,031)
Proceeds from issuance of common stock	462	439
Common stock repurchased	(937)	(185)
Common stock purchased for deferred compensation obligations	(508)	(151)
Net cash provided by (used in) financing activities	40,428	43,085
Increase (decrease) in cash and cash equivalents	59,799	55,856
Cash and cash equivalents at beginning of period	38,924	105,330
Cash and cash equivalents at end of period	$98,723	$161,186
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,819	$1,081
Income taxes paid	$100	$—
SUPPLEMENTAL NONCASH INFORMATION:
Investment of low income housing tax credits	$5,000	$—
Transfers of loans to foreclosed assets	$20	$4

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Significant Accounting Policies
Basis of Presentation and Consolidation: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to “the Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or “the Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, the fair value of AFS investment securities, and the valuation of goodwill and other intangible assets.
Accounting Changes and Reclassifications: Certain amounts reported in the interim 2022 consolidated financial statements have been reclassified to conform with the 2023 presentation.
On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as subsequently updated for certain clarifications, targeted relief and codification improvements. ASC 326 updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost, which includes loans, trade receivables, and any other financial assets with the contractual right to receive cash and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses.
Prior to ASU No. 2016-13, GAAP required an “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss has been incurred. Under the incurred loss approach, entities were limited to a probable initial recognition threshold when credit losses were measured; an entity generally only considered past events and current conditions when measuring the incurred loss.
We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP and the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022. We recorded a net decrease to retained earnings of $2,417 as of January 1, 2023 for the cumulative effect of adopting ASC 326.
We adopted ASC 326 using the prospective transition approach for AFS debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2023 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 will be recorded in earnings when received.

The following table details the impact of the adoption of ASC 326:

	January 1, 2023
	Pre-Adoption Allowance	Impact of Adoption	Post-Adoption Allowance	Cumulative Effect on Retained Earnings
Loans:
Commercial and industrial	$860	$(58)	$802	$46
Commercial real estate	461	5,532	5,993	(4,370)
Agricultural	577	(247)	330	195
Residential real estate	617	3,535	4,152	(2,793)
Consumer	961	356	1,317	(281)
Unallocated	6,374	(6,374)	—	5,035
Total	$9,850	$2,744	$12,594	$(2,168)
Off-balance-sheet credit exposures	$—	$315	$315	$(249)
In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections, which are provided below. All other accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
AFS Securities: Purchases of investment securities are generally classified as AFS. However, we may elect to classify securities as either held to maturity or trading. Securities classified as AFS debt securities are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income (loss). Included in AFS securities are auction rate money market preferred securities. These investments, for federal income tax purposes, have no federal income tax impact given the nature of the investments. Auction rate money market preferred securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Realized gains and losses on the sale of AFS securities are determined using the specific identification method.
ACL - AFS Securities: AFS securities are reviewed quarterly for possible credit impairment. In determining whether a credit-related impairment exists for debt securities, we assess whether: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If either of these conditions are met, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If these conditions are not met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors.
In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The amount of the impairment related to other risk factors is recognized as a component of other comprehensive income. Adjustments to the allowance are reported in the income statement as a provision for credit losses.
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the estimate of credit losses. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management, or when criteria regarding intent or requirement to sell is met.
Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and any deferred fees or costs. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate yield methods.
The accrual of interest on agricultural, commercial and mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed in nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the ACL. Interest income on loans in nonaccrual status is not recognized until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
ACL - Loans: The ACL on loans is calculated in accordance with ASC 326 and is deducted from the amortized cost basis of loans to present our best estimate of the net amount expected to be collected. The ACL is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We made an accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.
We evaluate the ACL on a regular basis. Our periodic review of the collectability of loans considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and reasonable and supportable forecasts. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The ACL consists of a general component and loans individually analyzed. The general component covers loans not specifically analyzed and is based on historical loss experience, current conditions, and reasonable and supportable forecasts. The general component also includes uncertainties that we believe could affect our estimate of probable losses based on qualitative factors.
Loans in nonaccrual status are individually analyzed on a loan-by-loan basis. Loans evaluated individually are not included in the general, or pooled, component of the ACL. For collateralized loans, the loan's specific allowance is measured by the fair value of the collateral approach. The specific reserve is based on the fair value of the collateral, less costs to sell if foreclosure is probable, and an allowance is established when the collateral value is lower than the carrying value of the loan. When the discounted cash flow method is used to measure the loan's specific allowance, the effective interest rate is used to discount expected cash flows to incorporate expected prepayments. An allowance is established when the discounted cash flows are lower than the carrying value of the loan. Large groups of smaller-balance, homogeneous loans are collectively evaluated for measurement of an allowance.
Off Balance Sheet Credit Related Financial Instruments: In the ordinary course of business, we have entered into commitments to extend credit, including commitments under credit card arrangements, commercial lines of credit, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded. In connection with these commitments, we established an allowance for credit losses related to off-balance-sheet credit exposures. The allowance, recorded in a liability account, is calculated in accordance with ASC 326 and represents expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. The estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,521	$—	$19,435	$212,086
States and political subdivisions	111,168	938	3,387	108,719
Auction rate money market preferred	3,200	—	484	2,716
Mortgage-backed securities	40,645	—	2,848	37,797
Collateralized mortgage obligations	210,481	24	10,253	200,252
Corporate	8,150	—	1,070	7,080
Total	$605,165	$962	$37,477	$568,650

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,622	$—	$22,921	$208,701
States and political subdivisions	122,023	392	4,903	117,512
Auction rate money market preferred	3,200	—	858	2,342
Mortgage-backed securities	42,309	—	3,239	39,070
Collateralized mortgage obligations	218,301	—	12,573	205,728
Corporate	8,150	—	1,022	7,128
Total	$625,605	$392	$45,516	$580,481
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2023 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,521	$—	$—	$—	$231,521
States and political subdivisions	17,802	33,582	22,070	37,714	—	111,168
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	40,645	40,645
Collateralized mortgage obligations	—	—	—	—	210,481	210,481
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$17,802	$265,103	$30,220	$37,714	$254,326	$605,165
Fair value	$17,799	$246,147	$28,826	$35,113	$240,765	$568,650
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group. Approximately $163,000 of the amortized cost of the collateralized mortgage portfolio consist of agency commercial mortgage-backed securities with defined maturity dates of less than ten years.

A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended March 31
	2023	2022
Proceeds from sales of AFS securities	$4,145	$—
Realized gains (losses)	$1	$—
Applicable income tax expense (benefit)	$—	$—
The following information pertains to AFS securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$19,435	$212,086	$19,435
States and political subdivisions	726	20,459	2,661	25,924	3,387
Auction rate money market preferred	—	—	484	2,716	484
Mortgage-backed securities	43	1,464	2,805	36,314	2,848
Collateralized mortgage obligations	4,212	106,964	6,041	87,195	10,253
Corporate	—	—	1,070	7,080	1,070
Total	$4,981	$128,887	$32,496	$371,315	$37,477
Number of securities in an unrealized loss position:		68		138	206

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$1,388	$18,331	$21,533	$190,369	$22,921
States and political subdivisions	2,389	48,083	2,514	40,667	4,903
Auction rate money market preferred	—	—	858	2,342	858
Mortgage-backed securities	3,239	39,069	—	—	3,239
Collateralized mortgage obligations	12,408	201,316	165	4,411	12,573
Corporate	—	—	1,022	7,128	1,022
Total	$19,424	$306,799	$26,092	$244,917	$45,516
Number of securities in an unrealized loss position:		178		266	444
As of March 31, 2023, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	March 31 2023	Percent of Total	December 31 2022	Percent of Total
Commercial and industrial:
Secured	$169,395	13.33%	$161,895	12.80%
Unsecured	19,790	1.56%	16,533	1.31%
Total commercial and industrial	189,185	14.89%	178,428	14.11%
Commercial real estate:
Commercial mortgage owner occupied	180,888	14.24%	192,117	15.20%
Commercial mortgage non-owner occupied	219,365	17.26%	204,091	16.14%
Commercial mortgage 1-4 family investor	85,217	6.71%	85,278	6.75%
Commercial mortgage multifamily	80,940	6.37%	84,526	6.69%
Total commercial real estate	566,410	44.58%	566,012	44.78%
Agricultural:
Agricultural mortgage	71,336	5.61%	73,002	5.77%
Agricultural other	23,424	1.84%	31,983	2.53%
Total agricultural	94,760	7.45%	104,985	8.30%
Residential real estate:
Senior lien	299,784	23.59%	300,225	23.75%
Junior lien	3,386	0.27%	3,282	0.26%
Home equity lines of credit	33,016	2.60%	33,187	2.63%
Total residential real estate	336,186	26.46%	336,694	26.64%
Consumer:
Secured - Direct	37,141	2.92%	37,127	2.94%
Secured - Indirect	43,802	3.45%	37,814	2.98%
Unsecured	3,167	0.25%	3,113	0.25%
Total consumer	84,110	6.62%	78,054	6.17%
Total	$1,270,651	100.00%	$1,264,173	100.00%
For a summary of the accounting policies related to loans, interest recognition, and the ACL for loans, including updates to such policies, refer to “Note 1 – Significant Accounting Policies” and our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization method.

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
Appraisals are performed by independent appraisers and are reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $1,000 require the approval of one or more of the following committees: Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 15 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
Nonaccrual and Past Due Loans
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
When a loan is placed in nonaccrual status, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ACL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.

The following table summarizes nonaccrual loan data by class of loans as of:

	March 31, 2023		December 31, 2022
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial:
Secured	$20	$20	$22	$22
Commercial real estate:
Commercial mortgage 1-4 family investor	57	57	74	74
Agricultural:
Agricultural mortgage	65	65	67	67
Agricultural other	167	167	167	167
Residential real estate:
Senior lien	179	179	127	107
Total	$488	$488	$457	$437
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 or More Days	Current	Total
Commercial and industrial:
Secured	$506	$29	$—	$168,860	$169,395	$—
Unsecured	—	—	—	19,790	19,790	—
Total commercial and industrial	506	29	—	188,650	189,185	—
Commercial real estate:
Commercial mortgage owner occupied	—	—	—	180,888	180,888	—
Commercial mortgage non-owner occupied	—	2,537	—	216,828	219,365	—
Commercial mortgage 1-4 family investor	—	—	—	85,217	85,217	—
Commercial mortgage multifamily	—	—	—	80,940	80,940	—
Total commercial real estate	—	2,537	—	563,873	566,410	—
Agricultural:
Agricultural mortgage	340	—	33	70,963	71,336	—
Agricultural other	16	—	—	23,408	23,424	—
Total agricultural	356	—	33	94,371	94,760	—
Residential real estate:
Senior lien	2,143	133	—	297,508	299,784	—
Junior lien	—	—	—	3,386	3,386	—
Home equity lines of credit	21	—	—	32,995	33,016	—
Total residential real estate	2,164	133	—	333,889	336,186	—
Consumer:
Secured - Direct	—	—	—	37,141	37,141	—
Secured - Indirect	43	—	—	43,759	43,802	—
Unsecured	—	—	—	3,167	3,167	—
Total consumer	43	—	—	84,067	84,110	—
Total	$3,069	$2,699	$33	$1,264,850	$1,270,651	$—

	December 31, 2022
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial:
Secured	$536	$—	$—	$161,359	$161,895	$—
Unsecured	—	—	—	16,533	16,533	—
Total commercial and industrial	536	—	—	177,892	178,428	—
Commercial real estate:
Commercial mortgage owner occupied	94	—	—	192,023	192,117	—
Commercial mortgage non-owner occupied	4,208	2,570	—	197,313	204,091	—
Commercial mortgage 1-4 family investor	—	—	14	85,264	85,278	—
Commercial mortgage multifamily	—	—	—	84,526	84,526	—
Total commercial real estate	4,302	2,570	14	559,126	566,012	—
Agricultural:
Agricultural mortgage	—	—	—	73,002	73,002	—
Agricultural other	—	—	—	31,983	31,983	—
Total agricultural	—	—	—	104,985	104,985	—
Residential real estate:
Senior lien	3,025	225	—	296,975	300,225	—
Junior lien	—	—	—	3,282	3,282	—
Home equity lines of credit	38	—	—	33,149	33,187	—
Total residential real estate	3,063	225	—	333,406	336,694	—
Consumer:
Secured - Direct	1	—	—	37,126	37,127	—
Secured - Indirect	45	8	—	37,761	37,814	—
Unsecured	4	—	—	3,109	3,113	—
Total consumer	50	8	—	77,996	78,054	—
Total	$7,951	$2,803	$14	$1,253,405	$1,264,173	$—

Credit Quality Indicators
The following table displays commercial and agricultural loans by credit risk ratings and year of origination as of:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$529	$7,104	$7,882	$9,123	$1,348	$1,915	$9,696	$—	$37,597
Risk rating 4	10,328	38,615	26,043	6,897	3,017	2,457	31,861	—	119,218
Risk rating 5	249	3,269	1,742	556	698	176	2,757	—	9,447
Risk rating 6	—	—	18	282	55	193	2,565	—	3,113
Risk rating 7	—	—	—	20	—	—	—	—	20
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$11,106	$48,988	$35,685	$16,878	$5,118	$4,741	$46,879	$—	$169,395
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$—	$259	$172	$71	$126	$1,106	$6,156	$—	$7,890
Risk rating 4	225	2,913	974	670	—	8	7,017	—	11,807
Risk rating 5	8	38	—	—	2	—	45	—	93
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$233	$3,210	$1,146	$741	$128	$1,114	$13,218	$—	$19,790
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,600	$1,754	$13,266	$14,887	$1,043	$4,002	$502	$—	$37,054
Risk rating 4	1,993	31,751	41,873	14,341	14,452	24,041	5,565	—	134,016
Risk rating 5	51	989	273	474	3,981	2,556	22	—	8,346
Risk rating 6	—	—	905	—	—	567	—	—	1,472
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,644	$34,494	$56,317	$29,702	$19,476	$31,166	$6,089	$—	$180,888
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$78	$4,508	$6,745	$1,006	$86	$1,857	$110	$—	$14,390
Risk rating 4	21,582	49,367	38,738	12,342	7,916	50,856	13,789	—	194,590
Risk rating 5	—	—	577	—	—	3,785	5,965	—	10,327
Risk rating 6	—	—	—	58	—	—	—	—	58
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$21,660	$53,875	$46,060	$13,406	$8,002	$56,498	$19,864	$—	$219,365
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$—	$1,192	$1,577	$943	$690	$1,120	$1,347	$—	$6,869
Risk rating 4	1,983	13,032	31,707	16,238	2,892	5,156	5,803	—	76,811
Risk rating 5	157	365	303	—	58	—	—	—	883
Risk rating 6	297	—	—	—	9	291	—	—	597
Risk rating 7	—	—	—	—	57	—	—	—	57
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,437	$14,589	$33,587	$17,181	$3,706	$6,567	$7,150	$—	$85,217
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$4,955	$2,156	$584	$—	$2,013	$5,350	$—	$15,058
Risk rating 4	331	17,550	18,627	323	637	22,411	2,520	—	62,399
Risk rating 5	—	—	—	39	—	—	—	—	39
Risk rating 6	—	—	41	—	—	3,029	374	—	3,444
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$331	$22,505	$20,824	$946	$637	$27,453	$8,244	$—	$80,940
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$363	$3,124	$1,249	$2,859	$849	$1,485	$78	$—	$10,007
Risk rating 4	1,683	13,107	9,454	6,370	4,214	6,628	2,475	—	43,931
Risk rating 5	126	4,476	5,932	720	189	1,063	1,468	—	13,974
Risk rating 6	—	—	—	—	—	3,359	—	—	3,359
Risk rating 7	—	—	—	—	—	65	—	—	65
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,172	$20,707	$16,635	$9,949	$5,252	$12,600	$4,021	$—	$71,336
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$191	$82	$129	$270	$268	$175	$1,646	$—	$2,761
Risk rating 4	460	3,902	2,632	743	177	233	7,750	—	15,897
Risk rating 5	226	519	204	569	—	721	2,268	—	4,507
Risk rating 6	—	—	34	—	—	58	—	—	92
Risk rating 7	—	—	—	—	—	167	—	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$877	$4,503	$2,999	$1,582	$445	$1,354	$11,664	$—	$23,424
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	December 31, 2022
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—
2 - High quality	9,045	4,533	13,578	342	100	442	14,020
3 - High satisfactory	68,133	36,608	104,741	9,757	4,608	14,365	119,106
4 - Low satisfactory	462,361	126,733	589,094	44,258	21,214	65,472	654,566
5 - Special mention	20,770	7,447	28,217	12,262	4,634	16,896	45,113
6 - Substandard	5,629	3,085	8,714	6,316	1,260	7,576	16,290
7 - Vulnerable	74	22	96	67	167	234	330
8 - Doubtful	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—
Total	$566,012	$178,428	$744,440	$73,002	$31,983	$104,985	$849,425
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
•Collateral has marginal or no value.
•Debtor cannot be located.
•Over 120 days delinquent.

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following table displays residential real estate and consumer loans by payment status and year of origination as of:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$8,276	$46,877	$81,024	$57,419	$25,618	$63,835	$11,101	$3,304	$297,454
Past due 30-89 days	—	111	269	48	364	1,359	—	—	2,151
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	44	135	—	—	179
Total	$8,276	$46,988	$81,293	$57,467	$26,026	$65,329	$11,101	$3,304	$299,784
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2
Residential real estate: Junior lien
Current	$538	$1,524	$207	$199	$241	$677	$—	$—	$3,386
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$538	$1,524	$207	$199	$241	$677	$—	$—	$3,386
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$32,995	$—	$32,995
Past due 30-89 days	—	—	—	—	—	—	21	—	21
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$33,016	$—	$33,016
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$4,646	$13,150	$9,077	$5,315	$2,512	$2,441	$—	$—	$37,141
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,646	$13,150	$9,077	$5,315	$2,512	$2,441	$—	$—	$37,141
Current year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$—	$5
Consumer: Secured - indirect
Current	$7,563	$13,918	$8,565	$6,811	$2,724	$4,178	$—	$—	$43,759
Past due 30-89 days	—	16	—	12	—	15	—	—	43
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,563	$13,934	$8,565	$6,823	$2,724	$4,193	$—	$—	$43,802
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$530	$1,355	$361	$225	$37	$7	$652	$—	$3,167
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$530	$1,355	$361	$225	$37	$7	$652	$—	$3,167
Current year-to-date gross charge-offs	$91	$—	$3	$—	$—	$—	$—	$—	$94
Loan Modifications
A loan modification includes terms outside of normal lending practices to a borrower experiencing financial difficulty.
Typical modifications granted include, but are not limited to:
•Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.
•Extending the maturity date or amortization period beyond typical lending guidelines for loans with similar risk characteristics.
•Agreeing to an interest-only payment structure, delaying principal payments,or delaying payments.
•Forgiving principal.
To determine if a borrower is experiencing financial difficulty, factors we consider include:
•The borrower is currently in default on any debt.
•The borrower would likely default on any debt if the concession is not granted.
•The borrower’s cash flow is insufficient to service all debt if the concession is not granted.
•The borrower has declared, or is in the process of declaring, bankruptcy.
•The borrower is unlikely to continue as a going concern (if the entity is a business).
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the period ended:

	March 31, 2023
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Agricultural:
Agricultural mortgage	$—	—%	$—	—%	$232	0.33%
Agricultural other	—	—%	—	—%	34	0.14%
Residential real estate:
Senior lien	—	—%	—	—%	5	—%
Total	$—	—%	$—	—%	$271	0.47%
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 in additional funds to be disbursed in connection with modified loans at March 31, 2023, as displayed in the table above, at March 31, 2023.

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table summarizes the performance of such loans that were modified during the three months ended March 31, 2023.

March 31, 2023
Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Agricultural	$—	$—	$—	$—
Residential real estate	—	—	—	—
Total	$—	$—	$—	$—
The following table summarizes the financial effect of the modifications granted to borrowers experiencing financial difficulty for the period ended:

March 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension
Agricultural	N/A	1 year
Residential real estate	N/A	2.6 years
There was one loan restructured during the three-month period ended March 31, 2022, with a below market interest rate and extension of amortization period, in the amount of $98.
We had no loans that defaulted in the three-month periods ended March 31, 2023 and 2022 which were modified within 12 months prior to the default date.
ACL - Loans
The credit quality of our loan portfolio is continuously monitored and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within our loan portfolio. The ACL is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.
The ACL is evaluated on a regular basis for appropriateness. Our periodic review of the collectability of a loan considers historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The primary factors behind the determination of the level of the ACL are specific allocations for loans individually evaluated, historical loss percentages, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a component of individual loans that do not share risk characteristics with other loans; and a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
For a loan that does not share risk characteristics with other loans, an individual analysis is performed to measure an allowance. Loans in nonaccrual status are individually evaluated for specific allocation of the allowance using the fair value of collateral, less costs to sell if foreclosure is probable, or the discounted cash flow method. We do not recognize interest income on loans in nonaccrual status. For loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding.
In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and credit risk ratings or delinquency bucket. This model calculates an expected loss percentage for each loan class by considering the probability of default, based on the migration of loans from performing to loss by credit risk ratings or delinquency buckets using life-of-loan analysis, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class.

The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio. These qualitative factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management's expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the model reverts back to the historical rates of default and severity of loss. Qualitative factors include:
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, recovery practices not considered elsewhere in estimating credit losses;
•Changes in the experience, ability, and depth of lending management and other relevant staff;
•Changes in interest rates;
•Changes in international, national, regional, and local economic factors (international, national, regional, and local);
•Changes in the nature and volume of the portfolio and in the terms of loans;
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•Lack of current financial information;
•Competition, Legal, and Regulatory; and
•The changes in the value of underlying collateral.
Upon the adoption of ASC 326, the estimated ACL using the CECL methodology increased $2,744 compared to the ACL as of December 31, 2022 using the prior incurred loss model. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio risk factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as unallocated. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio.
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows:

	Allowance for Credit Losses
	Three Months Ended March 31, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	—	—	—	(2)	(99)	—	(101)
Recoveries	—	10	4	24	72	—	110
Credit loss expense	15	33	(69)	(61)	119	—	37
March 31, 2023	$817	$6,036	$265	$4,113	$1,409	$—	$12,640

	Allowance for Loan Losses
	Three Months Ended March 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	—	—	—	(91)	—	(91)
Recoveries	14	2	28	111	—	155
Credit loss expense	(509)	92	(50)	(220)	724	37
March 31, 2022	$1,245	$383	$725	$708	$6,143	$9,204

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance
Individually evaluated for impairment	$12	$—	$439	$—	$—	$451
Collectively evaluated for impairment	1,309	577	178	961	6,374	9,399
Total	$1,321	$577	$617	$961	$6,374	$9,850
Loans
Individually evaluated for impairment	$8,342	$10,935	$2,741	$—		$22,018
Collectively evaluated for impairment	736,098	94,050	333,953	78,054		1,242,155
Total	$744,440	$104,985	$336,694	$78,054		$1,264,173
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	March 31, 2023		December 31, 2022
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	8,342	12
Agricultural	199	—	10,935	—
Residential real estate	81	—	2,741	439
Consumer	—	—	—	—
Total	$280	$—	$22,018	$451
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis with no allowance include $280 in collateral dependent loans.

Note 4 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. We had no FRB Discount Window advances during the three-month periods ended March 31, 2023 and 2022.
A summary of securities sold under repurchase agreements without stated maturity dates was as follows for the:

	Three Months Ended March 31
	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,236	$39,706	1.33%	$53,970	$49,058	0.07%
Federal funds purchased	$—	$3	5.27%	$—	$1	0.61%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $35,848 and $58,291 at March 31, 2023 and December 31, 2022, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	March 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$31,995	1.80%	$57,771	0.49%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2023	December 31 2022
Pledged to secure borrowed funds	$347,101	$347,331
Pledged to secure repurchase agreements	35,848	58,291
Pledged for public deposits and for other purposes necessary or required by law	74,017	48,698
Total	$456,966	$454,320
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2023	December 31 2022
U.S. Treasury	$32,242	$29,351
States and political subdivisions	2,960	11,037
Mortgage-backed securities	646	6,819
Collateralized mortgage obligations	—	11,084
Total	$35,848	$58,291
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2023, we had the ability to borrow up to an additional $348,829, without pledging additional collateral.

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
The following table summarizes our outstanding notes as of:

	March 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(733)		(755)
Total subordinated debt, net	$29,267		$29,245
Note 5 – Computation of Earnings Per Common Share
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2023	2022
Average number of common shares outstanding for basic calculation	7,556,585	7,533,711
Average potential effect of common shares in the Directors Plan (1)	49,484	83,538
Average potential effect of common shares in the RSP	28,348	22,439
Average number of common shares outstanding used to calculate diluted earnings per common share	7,634,417	7,639,688
Net income	$5,321	$4,734
Earnings per common share
Basic	$0.70	$0.63
Diluted	$0.70	$0.62
(1)Exclusive of shares held in the Rabbi Trust

Note 6 – Restricted Stock Plan
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
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	27,072	$592	20,123	$418
Granted	3,705	91	6,723	174
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, March 31	30,777	$683	26,846	$592
Expense related to RSP awards were $42 and $31 for the three-month periods ended March 31, 2023 and 2022. As of March 31, 2023, there was $394 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.86 years.
Note 7 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2023	2022
Audit, consulting, and legal fees	$535	$549
ATM and debit card fees	400	434
Marketing costs	245	239
Memberships and subscriptions	240	217
FDIC insurance premiums	228	125
Loan underwriting fees	215	182
Director fees	204	201
Donations and community relations	184	287
All other	756	596
Total other noninterest expenses	$3,007	$2,830

Note 8 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2023	2022
Income taxes at statutory rate	$1,345	$1,190
Effect of nontaxable income
Interest income on tax exempt municipal securities	(148)	(134)
Earnings on corporate owned life insurance policies	(47)	(55)
Other	(7)	(4)
Total effect of nontaxable income	(202)	(193)
Effect of nondeductible expenses	9	11
Effect of tax credits	(68)	(73)
Federal income tax expense	$1,084	$935
Note 9 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2023			2022
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(35,828)	$(1,366)	$(37,194)	$3,873	$(2,014)	$1,859
OCI before reclassifications	8,610	—	8,610	(22,928)	—	(22,928)
Amounts reclassified from AOCI	(1)	—	(1)	—	—	—
Subtotal	8,609	—	8,609	(22,928)	—	(22,928)
Tax effect	(1,729)	—	(1,729)	4,736	—	4,736
OCI, net of tax	6,880	—	6,880	(18,192)	—	(18,192)
Balance, March 31	$(28,948)	$(1,366)	$(30,314)	$(14,319)	$(2,014)	$(16,333)
Included in OCI for the three-month periods ended March 31, 2023 and 2022 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$374	$8,236	$8,610	$(375)	$(22,553)	$(22,928)
Reclassification adjustment for net (gains) losses included in net income	—	(1)	(1)	—	—	—
Net unrealized gains (losses)	374	8,235	8,609	(375)	(22,553)	(22,928)
Tax effect	—	(1,729)	(1,729)	—	4,736	4,736
Unrealized gains (losses), net of tax	$374	$6,506	$6,880	$(375)	$(17,817)	$(18,192)

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
Loans: We do not record loans at fair value on a recurring basis. However, some loans are individually evaluated for ACL purposes, and a specific ACL may be established. To measure reserve, the fair value of the loan is estimated using the fair value of the collateral, less costs to sell if foreclosure is probable, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
We review the net realizable values of the underlying collateral for collateral dependent loans on at least a quarterly basis for all loan types. To determine the collateral value, we utilize independent appraisals, broker price opinions, or internal evaluations. We review these valuations to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any specific reserves or charge-offs are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

	March 31, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$280	Real Estate	20%	20%
		Equipment	25%	25%

	December 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
Impaired Loans -		Equipment	25% - 35%	31%
Discounted value	$17,143	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	25%	27%
		Furniture, fixtures & equipment	45%	45%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$98,723	$98,723	$98,723	$—	$—
Mortgage loans AFS	171	177	—	177	—
Gross loans	1,270,651	1,228,594	—	—	1,228,594
Less allowance for credit losses	12,640	12,640	—	—	12,640
Net loans	1,258,011	1,215,954	—	—	1,215,954
Accrued interest receivable	6,779	6,779	6,779	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,524	3,231	—	3,231	—
LIABILITIES
Deposits without stated maturities	1,524,926	1,524,926	1,524,926	—	—
Deposits with stated maturities	288,602	280,860	—	280,860	—
Federal funds purchased and repurchase agreements	31,995	31,912	—	31,912	—
Subordinated debt, net of unamortized issuance costs	29,267	24,564	—	24,564	—
Accrued interest payable	437	437	437	—	—

	December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$38,924	$38,924	$38,924	$—	$—
Mortgage loans AFS	379	395	—	395	—
Gross loans	1,264,173	1,225,669	—	—	1,225,669
Less allowance for credit losses	9,850	9,850	—	—	9,850
Net loans	1,254,323	1,215,819	—	—	1,215,819
Accrued interest receivable	7,472	7,472	7,472	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,559	3,174	—	3,174	—
LIABILITIES
Deposits without stated maturities	1,492,235	1,492,235	1,492,235	—	—
Deposits with stated maturities	252,040	240,964	—	240,964	—
Federal funds purchased and repurchase agreements	57,771	57,581	—	57,581	—
Subordinated debt, net of unamortized issuance costs	29,245	26,365	—	26,365	—
Accrued interest payable	255	255	255	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$212,086	$—	$212,086	$—	$208,701	$—	$208,701	$—
States and political subdivisions	108,719	—	108,719	—	117,512	—	117,512	—
Auction rate money market preferred	2,716	—	2,716	—	2,342	—	2,342	—
Mortgage-backed securities	37,797	—	37,797	—	39,070	—	39,070	—
Collateralized mortgage obligations	200,252	—	200,252	—	205,728	—	205,728	—
Corporate	7,080	—	7,080	—	7,128	—	7,128	—
Total AFS securities	568,650	—	568,650	—	580,481	—	580,481	—
Nonrecurring items
Collateral dependent (net of ACL) in 2023 Impaired loans (net of the ALLL) in 2022	280	—	—	280	17,143	—	—	17,143
Total	$568,930	$—	$568,650	$280	$597,624	$—	$580,481	$17,143
Percent of assets and liabilities measured at fair value		—%	99.95%	0.05%		—%	97.13%	2.87%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2023. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 11 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of March 31, 2023 and December 31, 2022 and for the three-month periods ended March 31, 2023 and 2022, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2023	December 31 2022
ASSETS
Cash on deposit at the Bank	$10,182	$8,525
Investments in subsidiaries	163,540	158,125
Premises and equipment	1,158	1,171
Other assets	48,058	47,922
TOTAL ASSETS	$222,938	$215,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,267	$29,245
Other liabilities	338	288
Shareholders' equity	193,333	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,938	$215,743
Interim Condensed Statements of Income

	Three Months Ended March 31
	2023	2022
Income
Dividends from subsidiaries	$5,000	$800
Interest income	22	3
Other income	3	4
Total income	5,025	807
Expenses
Interest expense	266	266
Management fee	238	225
Audit, consulting, and legal fees	119	120
Director fees	111	106
Other	91	72
Total expenses	825	789
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,200	18
Federal income tax benefit	168	163
Income before equity in undistributed earnings of subsidiaries	4,368	181
Undistributed earnings of subsidiaries	953	4,553
Net income	$5,321	$4,734

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$5,321	$4,734
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(953)	(4,553)
Share-based payment awards under the Directors Plan	346	149
Share-based payment awards under the RSP	42	31
Amortization of subordinated debt issuance costs	22	23
Depreciation	13	13
Changes in operating assets and liabilities which provided (used) cash
Other assets	(135)	(140)
Other liabilities	50	230
Net cash provided by (used in) operating activities	4,706	487
Investing activities
Financing activities
Cash dividends paid on common stock	(2,066)	(2,031)
Proceeds from the issuance of common stock	462	439
Common stock repurchased	(937)	(185)
Common stock purchased for deferred compensation obligations	(508)	(151)
Net cash provided by (used in) financing activities	(3,049)	(1,928)
Increase (decrease) in cash and cash equivalents	1,657	(1,441)
Cash and cash equivalents at beginning of period	8,525	11,535
Cash and cash equivalents at end of period	$10,182	$10,094

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three-month periods ended March 31, 2023 and 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2023, we reported net income of $5,321 and earnings per common share of $0.70. Net income and earnings per common share for the same period of 2022 were $4,734 and $0.63, respectively. Net interest income increased $1,872, or 13.89%, for the three-month period ended March 31, 2023 in comparison to the same period in 2022. Rising interest rates and growth in loans and AFS securities led to a $3,833 increase in gross interest income during the three-month period ended March 31, 2023 compared to the same period in 2022. While we've benefited from a reduction in higher-cost borrowings, the recent growth in deposits and rising interest rates on deposit accounts led to a $1,961 increase in interest expense for the three-month period ended March 31, 2023 when compared to the same period in 2022.
Noninterest income decreased $254 during the first three months of 2023 compared to the same period in 2022. This decline was driven by a $300 reduction in OMSR income. Noninterest expenses for the first three months of 2023 increased $878, in comparison to the same period in 2022, and was primarily a result of increased compensation, professional services, and FDIC insurance expenses.
As of March 31, 2023, total assets and assets under management were $2,084,624 and $2,915,589, respectively. Assets under management include loans sold and serviced of $259,512 and investment and trust assets managed by Isabella Wealth of $571,453, in addition to assets on our consolidated balance sheet. Loans outstanding as of March 31, 2023 totaled $1,270,651. Since December 31, 2022, gross loans increased $6,478 as a result of growth in the commercial and consumer loan portfolio, offset by a decline in our agricultural loan portfolio. Total deposits were $1,813,528 as of March 31, 2023, increasing $69,253 since December 31, 2022. We experienced deposit growth in savings and CD accounts as a result of establishing new deposit relationships, and customers shifting funds to higher interest earning products. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio totaled $568,650 at March 31, 2023 and included unrealized losses of $36,515, or 6.03%, of the portfolio. Market conditions led to a $8,609 improvement in unrealized losses at March 31, 2023 when compared to December 31, 2022. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Management does not anticipate the need to sell securities and incur a loss as a result of such sale.
Our net yield on interest earning assets (FTE) was 3.22% for the three months ended March 31, 2023, as compared to 2.86% for the three months ended March 31, 2022. The marked improvement is a result of strategies management began implementing in 2019, focused on positioning the Bank to benefit in a rising interest rate environment, including a reduced reliance on higher-cost borrowed funds and brokered deposits. To maintain a competitive edge in a rising interest rate environment, we increased most of our deposit rates over the past two quarters. As a result, this has negatively impacted our net yield on interest earning assets and further increases could slow the rate of growth in our net yield on interest earning assets during the remainder of the year.

Recent Events and Legislation
Recent Bank Failures and the Condition of the Banking Industry: In March 2023, disruptions in the industry resulted in FDIC seizures of three banking institutions. Each bank had its own unique balance sheet issues, neither of which exist at Isabella Bank. Shortly after the FDIC takeovers, the Federal Reserve Bank and the Department of Treasury announced enhanced insurance coverage and a borrowing program to help banks in need of funding. Isabella Bank continually performs extensive interest rate, liquidity, and deposit stress testing on a regular basis to ensure our ability to timely address and survive economic uncertainty. We have dramatically improved our liquidity profile by eliminating our reliance on non-market funding while increasing our capacity to quickly acquire funds should the need arise.
Impact of the Adoption of ASC 326 (CECL): We adopted ASU No. 2016-13, as subsequently updated for certain clarifications, targeted relief and codification improvements, as of January 1, 2023. Based on portfolio characteristics and economic conditions and expectations as of January 1, 2023, we recorded a combined pre-tax increase of $3,059 to the ACL and reserve for unfunded commitments on January 1, 2023 upon the adoption of ASU 2016-13; this resulted in a reduction to retained earnings of $2,417, net of tax, as of January 1, 2023. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections, which are included in “Note 1 – Significant Accounting Policies” of our interim condensed consolidated financial statements.
Impact of COVID-19: Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19. The full impact of the pandemic, including the uncertainties surrounding the pandemic, remain in 2023. However, significant progress has been made with vaccinations and medical treatments. Additionally, improved safety guidelines and the easing of restrictions have occurred since the onset of the pandemic. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by continued developments related to the COVID-19 pandemic. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare, and respond to conditions as they evolve.
Reclassifications
Certain amounts reported in the interim 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation. Operating results for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, the adoption of ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses.
Subsequent Events
We evaluated subsequent events after March 31, 2023 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between March 31, 2023 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
INCOME STATEMENT DATA
Interest income	$18,595	$17,915	$17,019	$16,102	$14,762
Interest expense	3,244	1,643	1,216	1,175	1,283
Net interest income	15,351	16,272	15,803	14,927	13,479
Provision for credit losses	41	(57)	18	485	37
Noninterest income	3,293	3,272	3,252	3,595	3,547
Noninterest expenses	12,198	11,922	11,917	11,661	11,320
Federal income tax expense	1,084	1,357	1,233	1,081	935
Net income	$5,321	$6,322	$5,887	$5,295	$4,734
PER SHARE
Basic earnings	$0.70	$0.84	$0.78	$0.70	$0.63
Diluted earnings	$0.70	$0.83	$0.77	$0.69	$0.62
Dividends	$0.28	$0.28	$0.27	$0.27	$0.27
Tangible book value	$19.24	$18.25	$16.96	$18.85	$19.56
Quoted market value
High	$25.10	$24.02	$24.95	$26.25	$26.00
Low	$22.08	$21.00	$21.39	$23.00	$24.50
Close (1)	$24.80	$23.50	$21.40	$24.80	$25.85
Common shares outstanding (1)	7,540,015	7,559,421	7,564,348	7,553,113	7,542,758
PERFORMANCE RATIOS
Return on average total assets	1.04%	1.24%	1.13%	1.04%	0.92%
Return on average shareholders' equity	11.35%	14.01%	12.13%	10.83%	9.02%
Return on average tangible shareholders' equity	15.28%	19.14%	16.15%	14.38%	11.72%
Net interest margin yield (FTE)	3.22%	3.43%	3.28%	3.16%	2.86%
BALANCE SHEET DATA (1)
Gross loans	$1,270,651	$1,264,173	$1,236,151	$1,271,910	$1,218,371
AFS securities	$568,650	$580,481	$581,233	$557,590	$544,919
Total assets	$2,084,624	$2,030,267	$2,063,977	$2,048,373	$2,060,933
Deposits	$1,813,528	$1,744,275	$1,791,033	$1,759,866	$1,764,161
Borrowed funds	$61,262	$87,016	$81,704	$86,450	$90,534
Shareholders' equity	$193,333	$186,210	$176,612	$190,680	$195,842
Gross loans to deposits	70.07%	72.48%	69.02%	72.27%	69.06%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$259,512	$264,206	$268,879	$273,294	$275,556
Assets managed by Isabella Wealth	$571,453	$513,918	$464,136	$454,535	$501,829
Total assets under management	$2,915,589	$2,808,391	$2,796,992	$2,776,202	$2,838,318
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.04%	0.05%	0.05%	0.06%
Nonperforming assets to total assets	0.05%	0.05%	0.04%	0.05%	0.05%
ACL to gross loans	0.99%	0.78%	0.78%	0.76%	0.76%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.27%	9.17%	8.56%	9.31%	9.50%
Tier 1 leverage	8.58%	8.61%	8.44%	8.38%	8.12%
Common equity tier 1 capital	12.71%	12.91%	12.92%	12.44%	12.83%
Tier 1 risk-based capital	12.71%	12.91%	12.92%	12.44%	12.83%
Total risk-based capital	15.77%	15.79%	15.85%	15.33%	15.84%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2023	March 31 2022	March 31 2021
INCOME STATEMENT DATA
Interest income	$18,595	$14,762	$15,290
Interest expense	3,244	1,283	2,089
Net interest income	15,351	13,479	13,201
Provision for credit losses	41	37	(523)
Noninterest income	3,293	3,547	3,532
Noninterest expenses	12,198	11,320	10,817
Federal income tax expense	1,084	935	1,041
Net income	$5,321	$4,734	$5,398
PER SHARE
Basic earnings	$0.70	$0.63	$0.68
Diluted earnings	$0.70	$0.62	$0.67
Dividends	$0.28	$0.27	$0.27
Tangible book value	$19.24	$19.56	$21.35
Quoted market value
High	$25.10	$26.00	$22.50
Low	$22.08	$24.50	$19.45
Close (1)	$24.80	$25.85	$21.75
Common shares outstanding (1)	7,540,015	7,542,758	7,958,883
PERFORMANCE RATIOS
Return on average total assets	1.04%	0.92%	1.09%
Return on average shareholders' equity	11.35%	9.02%	9.78%
Return on average tangible shareholders' equity	15.28%	11.72%	12.53%
Net interest margin yield (FTE)	3.22%	2.86%	2.98%
BALANCE SHEET DATA (1)
Gross loans	$1,270,651	$1,218,371	$1,195,918
AFS securities	$568,650	$544,919	$367,324
Total assets	$2,084,624	$2,060,933	$2,015,432
Deposits	$1,813,528	$1,764,161	$1,643,581
Borrowed funds	$61,262	$90,534	$141,967
Shareholders' equity	$193,333	$195,842	$218,282
Gross loans to deposits	70.07%	69.06%	72.76%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$259,512	$275,556	$298,514
Assets managed by Isabella Wealth	$571,453	$501,829	$454,459
Total assets under management	$2,915,589	$2,838,318	$2,768,405
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.06%	0.38%
Nonperforming assets to total assets	0.05%	0.05%	0.26%
ACL to gross loans	0.99%	0.76%	0.78%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.27%	9.50%	10.83%
Tier 1 leverage	8.58%	8.12%	8.56%
Common equity tier 1 capital	12.71%	12.83%	13.77%
Tier 1 risk-based capital	12.71%	12.83%	13.77%
Total risk-based capital	15.77%	15.84%	14.54%
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

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,268,269	$14,889	4.70%	$1,244,972	$14,163	4.55%	$1,235,788	$12,378	4.01%
Taxable investment securities	504,889	2,471	1.96%	520,139	2,499	1.92%	421,503	1,615	1.53%
Nontaxable investment securities	106,240	1,021	3.84%	107,508	999	3.72%	101,604	920	3.62%
Fed funds sold	17	—	4.50%	14	—	4.00%	3	—	0.06%
Other	60,583	486	3.21%	56,142	522	3.72%	163,353	109	0.27%
Total earning assets	1,939,998	18,867	3.89%	1,928,775	18,183	3.77%	1,922,251	15,022	3.13%
NONEARNING ASSETS
Allowance for credit losses	(12,660)			(9,792)			(9,128)
Cash and demand deposits due from banks	25,039			24,312			26,839
Premises and equipment	25,864			25,382			24,461
Accrued income and other assets	71,063			63,553			102,805
Total assets	$2,049,304			$2,032,230			$2,067,228
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$379,717	$146	0.15%	$358,809	$104	0.12%	$383,474	$50	0.05%
Savings deposits	645,987	1,466	0.91%	635,771	535	0.34%	615,335	159	0.10%
Time deposits	267,463	1,217	1.82%	254,604	684	1.07%	290,146	727	1.00%
Federal funds purchased and repurchase agreements	39,709	149	1.50%	55,478	53	0.38%	49,058	9	0.07%
FHLB advances	—	—	—%	—	—	—%	14,889	72	1.93%
Subordinated debt, net of unamortized issuance costs	29,253	266	3.64%	29,233	267	3.65%	29,166	266	3.65%
Total interest bearing liabilities	1,362,129	3,244	0.95%	1,333,895	1,643	0.49%	1,382,068	1,283	0.37%
NONINTEREST BEARING LIABILITIES
Demand deposits	486,491			504,791			458,343
Other	13,094			13,103			16,898
Shareholders’ equity	187,590			180,441			209,919
Total liabilities and shareholders’ equity	$2,049,304			$2,032,230			$2,067,228
Net interest income (FTE)		$15,623			$16,540			$13,739
Net yield on interest earning assets (FTE)			3.22%			3.43%			2.86%

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

	Three Months Ended March 31, 2023 Compared to December 31, 2022 Increase (Decrease) Due to			Three Months Ended March 31, 2023 Compared to March 31, 2022 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$268	$458	$726	$333	$2,178	$2,511
Taxable investment securities	(74)	46	(28)	356	500	856
Nontaxable investment securities	(12)	34	22	43	58	101
Other	39	(75)	(36)	(109)	486	377
Total changes in interest income	221	463	684	623	3,222	3,845
Changes in interest expense
Interest bearing demand deposits	6	36	42	—	96	96
Savings deposits	9	922	931	8	1,299	1,307
Time deposits	36	497	533	(61)	551	490
Federal funds purchased and repurchase agreements	(19)	115	96	(2)	142	140
FHLB advances	—	—	—	(36)	(36)	(72)
Subordinated debt, net of unamortized issuance costs	—	(1)	(1)	1	(1)	—
Total changes in interest expense	32	1,569	1,601	(90)	2,051	1,961
Net change in interest margin (FTE)	$189	$(1,106)	$(917)	$713	$1,171	$1,884
The interest rate increases during 2022 and the first quarter of 2023 have alleviated much of the pressure placed on our net interest margin. Over the past two quarters, rising rates on deposit accounts has slowed growth in our net interest margin. With future rate increases expected during the remainder of the year, we should see improvement in net yield on interest earning assets but at slower rates than recent periods.

	Average Yield / Rate for the Three-Month Periods Ended:
	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Total earning assets	3.89%	3.77%	3.53%	3.41%	3.13%
Total interest bearing liabilities	0.95%	0.49%	0.35%	0.34%	0.37%
Net yield on interest earning assets (FTE)	3.22%	3.43%	3.28%	3.16%	2.86%

	Quarter to Date Net Interest Income (FTE)
	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Total interest income (FTE)	$18,867	$18,183	$17,276	$16,373	$15,022
Total interest expense	3,244	1,643	1,216	1,175	1,283
Net interest income (FTE)	$15,623	$16,540	$16,060	$15,198	$13,739

Past Due and Nonaccrual Loans
Fluctuations in past due and nonaccrual loans can have a significant impact on the ACL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans
	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Commercial and industrial	$291	$307	$348	$350	$132
Commercial real estate	2,844	7,197	2,399	82	280
Agricultural	588	234	574	271	283
Residential real estate	2,365	3,333	507	345	1,560
Consumer	43	59	180	457	109
Total	$6,131	$11,130	$4,008	$1,505	$2,364
Total past due and nonaccrual loans to gross loans	0.48%	0.88%	0.32%	0.12%	0.19%
The recent fluctuations in past due and nonaccrual loans within the commercial loan portfolio were the result of one past due relationship. Therefore, we do not believe the recent increase is an indicator of credit deterioration.
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
The following table summarizes nonaccrual loans as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Commercial and industrial	$20	$22	$100	$102	$107
Commercial real estate	57	74	78	82	212
Agricultural	232	234	266	271	283
Residential real estate	179	127	136	85	145
Total	$488	$457	$580	$540	$747
Nonaccrual loans as a % of loans at end of period	0.04%	0.04%	0.05%	0.04%	0.06%
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 3 – Loans and ACL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Nonaccrual loans	$488	$457	$580	$540	$747
Accruing loans past due 90 days or more	—	—	21	119	—
Total nonperforming loans	488	457	601	659	747
Foreclosed assets	414	439	240	241	187
Debt securities	77	77	77	131	131
Total nonperforming assets	$979	$973	$918	$1,031	$1,065
Nonperforming loans as a % of total loans	0.04%	0.04%	0.05%	0.05%	0.06%
Nonperforming assets as a % of total assets	0.05%	0.05%	0.04%	0.05%	0.05%

ACL - Loans
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ACL is our estimation of expected losses within the existing loan portfolio. We allocate the ACL throughout the loan portfolio based on our assessment of the underlying risks associated within each loan segment. Our assessments include allocations based on specific valuation allowances, historical charge-offs, internally assigned credit risk ratings, past due and nonaccrual balances, historical loss percentages, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.
Upon the adoption of ASC 326 on January 1, 2023, the total amount of the allowance for credit losses on loans estimated using the CECL methodology increased $2,744 compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2022 using the prior incurred loss model. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio risk factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as unallocated. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio.
The following table summarizes our charge-offs, recoveries, provision for credit losses, and ACL balances as of, and for the:

	Three Months Ended March 31
	2023	2022
Allowance at beginning of period	$9,850	$9,103
Adoption of ASC 326	2,744	—
Charge-offs
Commercial and industrial	—	—
Commercial real estate	—	—
Agricultural	—	—
Residential real estate	2	—
Consumer	99	91
Total charge-offs	101	91
Recoveries
Commercial and industrial	—	14
Commercial real estate	10	—
Agricultural	4	2
Residential real estate	24	28
Consumer	72	111
Total recoveries	110	155
Net loan charge-offs (recoveries)	(9)	(64)
Provision for credit losses	37	37
Allowance at end of period	$12,640	$9,204
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	(0.01)%

The following table summarizes our charge-offs, recoveries, provisions for credit losses, and ACL balances as of, and for the three-month periods ended:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Total charge-offs	$101	$249	$173	$106	$91
Total recoveries	110	479	132	117	155
Net loan charge-offs (recoveries)	(9)	(230)	41	(11)	(64)
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	(0.02)%	0.00%	0.00%	(0.01)%
Provision for credit losses	$37	$(57)	$18	$485	$37
Provision for credit losses to average loans outstanding	0.00%	0.00%	0.00%	0.04%	0.00%
ACL	$12,640	$9,850	$9,677	$9,700	$9,204
ACL as a % of loans at end of period	0.99%	0.78%	0.78%	0.76%	0.76%
ACL as a % of nonaccrual loans	2,590.16%	2,155.36%	1,668.45%	1,796.30%	1,232.13%
The following table illustrates the two main components of the ACL as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
ACL
Individually evaluated	$—	$451	$474	$515	$573
Collectively evaluated	12,640	9,399	9,203	9,185	8,631
Total	$12,640	$9,850	$9,677	$9,700	$9,204
ACL to gross loans
Individually evaluated	0.00%	0.04%	0.04%	0.04%	0.05%
Collectively evaluated	0.99%	0.74%	0.74%	0.72%	0.71%
Total	0.99%	0.78%	0.78%	0.76%	0.76%
While we utilize our best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond our control, including the performance of our borrowers, the economy, and changes in interest rates. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ACL to ensure that the ACL remains at an appropriate level.
For further discussion of the allocation of the ACL, see “Note 3 – Loans and ACL” of our interim condensed consolidated financial statements.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2023	2022	$	%
Service charges and fees
ATM and debit card fees	$1,160	$1,093	$67	6.13%
Service charges and fees on deposit accounts	611	609	2	0.33%
Freddie Mac servicing fee	159	171	(12)	(7.02)%
Net OMSR income (loss)	(36)	264	(300)	(113.64)%
Other fees for customer services	84	72	12	16.67%
Total service charges and fees	1,978	2,209	(231)	(10.46)%
Wealth management fees	786	754	32	4.24%
Earnings on corporate owned life insurance policies	226	210	16	7.62%
Net gain on sale of mortgage loans	67	224	(157)	(70.09)%
All other	236	150	86	57.33%
Total noninterest income	$3,293	$3,547	$(254)	(7.16)%
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the income recognized during 2022. A decline in volume of originated loans and the balance of loans serviced led to OMSR losses during the first three months of 2023. Income during 2023 will be driven by the volume of loans originated within the servicing-retained portfolio, along with any further future increases in interest rates.
The amount of loans sold is driven by customer demand and balance sheet management strategies. Loan demand declined in the first quarter of 2023 compared to the prior year resulting in fewer mortgage loans being originated and sold and as a result, a decline in net gain on sale of mortgage loans. Demand is expected to continue to slow during the remainder of 2023 due to the continual rise in interest rates and as a result, net gain on sale of mortgage loans is not expected to exceed 2022 levels.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2023	2022	$	%
Compensation and benefits	$6,589	$6,074	$515	8.48%
Furniture and equipment	1,597	1,450	147	10.14%
Occupancy	1,005	966	39	4.04%
Other
Audit, consulting, and legal fees	535	549	(14)	(2.55)%
ATM and debit card fees	400	434	(34)	(7.83)%
Marketing costs	245	239	6	2.51%
Memberships and subscriptions	240	217	23	10.60%
FDIC insurance premiums	228	125	103	82.40%
Loan underwriting fees	215	182	33	18.13%
Director fees	204	201	3	1.49%
Donations and community relations	184	287	(103)	(35.89)%
All other	756	596	160	26.85%
Total other noninterest expenses	3,007	2,830	177	6.25%
Total noninterest expenses	$12,198	$11,320	$878	7.76%
The FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis point, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. FDIC expense for the remainder of 2023 will continue to exceed 2022 levels.
Donations and community relations increased during 2022 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve, which includes an expanded footprint. Although such expenses were lower during the first quarter of 2023, for the remainder of 2023 expenses are expected to increase and approximate 2022 levels as we continue this initiative.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2023	December 31 2022	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$98,723	$38,924	$59,799	153.63%
AFS securities
Amortized cost of AFS securities	605,165	625,605	(20,440)	(3.27)%
Unrealized gains (losses) on AFS securities	(36,515)	(45,124)	8,609	N/M
AFS securities	568,650	580,481	(11,831)	(2.04)%
Mortgage loans AFS	171	379	(208)	(54.88)%
Loans
Gross loans	1,270,651	1,264,173	6,478	0.51%
Less allowance for credit losses	12,640	9,850	2,790	28.32%
Net loans	1,258,011	1,254,323	3,688	0.29%
Premises and equipment	26,304	25,553	751	2.94%
Corporate owned life insurance policies	33,208	32,988	220	0.67%
Equity securities without readily determinable fair values	15,746	15,746	—	—%
Goodwill and other intangible assets	48,286	48,287	(1)	—%
Accrued interest receivable and other assets	35,525	33,586	1,939	5.77%
TOTAL ASSETS	$2,084,624	$2,030,267	$54,357	2.68%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,813,528	$1,744,275	$69,253	3.97%
Borrowed funds	61,262	87,016	(25,754)	(29.60)%
Accrued interest payable and other liabilities	16,501	12,766	3,735	29.26%
Total liabilities	1,891,291	1,844,057	47,234	2.56%
Shareholders’ equity	193,333	186,210	7,123	3.83%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,084,624	$2,030,267	$54,357	2.68%
As shown above, total assets increased $54,357 from December 31, 2022, driven primarily by an increase in cash. Deposit growth, creating excess cash, totaled $69,253 during the first quarter. We experienced a decline in AFS securities due primarily to maturities and principal paydowns in the normal course of business. Unrealized losses on AFS securities improved during the first quarter as a result of market conditions at March 31, 2023. Loans grew $6,478, largely driven by growth in the commercial and consumer loan portfolios, offset by a decline in our agricultural loan portfolio.

The following table outlines the changes in loan balances:

	March 31 2023	December 31 2022	$ Change	% Change (unannualized)
Commercial	$755,595	$744,440	$11,155	1.50%
Agricultural	94,760	104,985	(10,225)	(9.74)%
Residential real estate	336,186	336,694	(508)	(0.15)%
Consumer	84,110	78,054	6,056	7.76%
Total	$1,270,651	$1,264,173	$6,478	0.51%
The following table displays loan balances as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Commercial	$755,595	$744,440	$730,504	$772,567	$727,614
Agricultural	94,760	104,985	96,850	94,726	88,169
Residential real estate	336,186	336,694	334,412	329,795	328,559
Consumer	84,110	78,054	74,385	74,822	74,029
Total	$1,270,651	$1,264,173	$1,236,151	$1,271,910	$1,218,371
Advances to mortgage brokers, within the commercial loan portfolio, which is not considered a component of our core lending business, was the primary driver behind the fluctuations experienced since March 31, 2022, as participation in this mortgage purchase program paused during most of 2022 and into 2023. We've experienced an increase in core commercial loan demand in recent periods. As demand is expected to continue, we anticipate growth in the commercial loan portfolio during the remainder of 2023. While Agricultural loans have increased over the last year and are expected to continue during the remainder of 2023, we do not anticipate the same level of growth experienced in 2022 as the result of the competitive lending environment. Residential mortgage lending activities have slowed over the last year as a result of rising interest rates. As interest rates are expected to continue to increase in 2023, growth in residential loans is anticipated to continue but at a slower pace. We've experienced steady growth in consumer loans and expect this trend to continue during the reminder of 2023.
The following table outlines the changes in deposit balances:

	March 31 2023	December 31 2022	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$478,829	$494,346	$(15,517)	(3.14)%
Interest bearing demand deposits	383,602	372,155	11,447	3.08%
Savings deposits	662,495	625,734	36,761	5.87%
Certificates of deposit	288,103	251,541	36,562	14.54%
Internet certificates of deposit	499	499	—	—%
Total	$1,813,528	$1,744,275	$69,253	3.97%
The following table displays deposit balances as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Noninterest bearing demand deposits	$478,829	$494,346	$510,127	$488,110	$461,473
Interest bearing demand deposits	383,602	372,155	368,537	370,284	387,187
Savings deposits	662,495	625,734	651,129	635,397	635,195
Certificates of deposit	288,103	251,541	260,741	265,477	279,708
Internet certificates of deposit	499	499	499	598	598
Total	$1,813,528	$1,744,275	$1,791,033	$1,759,866	$1,764,161
Total deposits have increased over the past 12 months with significant growth in non-contractual deposits, such as demand and savings deposits. While we experienced a decline in certificates of deposit throughout 2022, we had significant growth during the first three months of 2023 as a result of the recent increase in the interest rate environment. We expect interest rates to continue to rise in 2023 and anticipate the continuation in the shift of customers moving to higher interest earning products.

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
The following table displays fair values of AFS securities as of:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
U.S. Treasury	$212,086	$208,701	$206,791	$214,474	$218,268
States and political subdivisions	108,719	117,512	114,000	119,649	114,015
Auction rate money market preferred	2,716	2,342	2,479	2,497	2,867
Mortgage-backed securities	37,797	39,070	41,042	45,796	49,578
Collateralized mortgage obligations	200,252	205,728	209,720	167,572	152,441
Corporate	7,080	7,128	7,201	7,602	7,750
Total	$568,650	$580,481	$581,233	$557,590	$544,919
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

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Securities sold under agreements to repurchase without stated maturity dates	$31,995	$57,771	$52,479	$47,247	$51,353
FHLB advances	—	—	—	10,000	10,000
Fixed rate at 3.25% to floating, due 2031	29,267	29,245	29,225	29,203	29,181
Total	$61,262	$87,016	$81,704	$86,450	$90,534
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 19,873 shares or $462 of common stock during the first three months of 2023, as compared to 17,379 shares or $439 of common stock during the same period in 2022. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $346 and $149 during the three-month periods ended March 31, 2023 and 2022, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $42 during the first three months of 2023, as compared to $31 during the same period in 2022.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 39,279 shares or $937 of common stock during the first three months of 2023 and 7,262 shares or $185 during the first three months of 2022. As of March 31, 2023, we were authorized to repurchase up to an additional 380,547 shares of common stock.
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

	March 31, 2023			December 31, 2022
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.71%	7.00%	6.50%	12.91%	7.00%	6.50%
Tier 1 capital	12.71%	8.50%	8.00%	12.91%	8.50%	8.00%
Total capital	15.77%	10.50%	10.00%	15.79%	10.50%	10.00%
Tier 1 leverage	8.58%	4.00%	5.00%	8.61%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At March 31, 2023, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $514,304 or 24.67% of assets as of March 31, 2023, compared to $488,981 or 24.08% as of December 31, 2022. The increase in the amount and percentage of primary liquidity is a direct result of an increase in market deposits, an increase in unencumbered AFS securities from purchases during 2022, and a deliberate reduction in non-market funding which required collateralization. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. In recent periods, we have elected to use excess funds to reduce borrowings and other higher-cost funding sources. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2023, we had available lines of credit of $348,829. In early April, one of our Fed Funds lines was paused by the correspondent bank in response to recent events in the banking industry and the subsequent market conditions. As such, our available lines of credit was reduced to $328,829.

The frequency and complexity of our liquidity stress testing has increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19 and changes within the interest rate and economic environment. Our liquidity position remained strong at March 31, 2023, which is illustrated in the following table:

March 31 2023
Total cash and cash equivalents	$98,723
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	241,545
FRB Discount Window	9,284
Other lines of credit	5,000
Total available lines of credit	348,829
Unencumbered lendable value of FRB collateral, estimated[1]	350,000
Total cash and liquidity	$797,552
(1)Includes estimated unencumbered lendable value of FHLB collateral of $300,000
The following table summarizes our sources and uses of cash for the three-month period ended March 31:

	2023	2022	$ Variance
Net cash provided by (used in) operating activities	$7,569	$5,629	$1,940
Net cash provided by (used in) investing activities	11,802	7,142	4,660
Net cash provided by (used in) financing activities	40,428	43,085	(2,657)
Increase (decrease) in cash and cash equivalents	59,799	55,856	3,943
Cash and cash equivalents January 1	38,924	105,330	(66,406)
Cash and cash equivalents March 31	$98,723	$161,186	$(62,463)
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities, cash flow hedge derivative instruments and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, collateral dependent loans, goodwill, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.
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
Gap analysis is also utilized as a method to measure interest rate sensitivity. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One specific focus of interest rate sensitivity is the loan portfolio, primarily with commercial and agricultural loans..
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table provides information for the three-month period ended March 31, 2023, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
December 31, 2022				419,826
January 1 - 31	8,425	$22.67	8,425	411,401
February 1 - 28	8,484	24.16	8,484	402,917
March 1 - 31	22,370	24.18	22,370	380,547
March 31, 2023	39,279	$23.85	39,279	380,547
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

Isabella Bank Corporation

Date:	April 28, 2023	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2023	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)