Form 10-Q
period 2023-06-30
ISABELLA BANK Corp
filed 2023-07-28
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,497,293 as of July 27, 2023.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2023	December 31 2022
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,584	$27,420
Fed Funds sold and interest bearing balances due from banks	4,296	11,504
Total cash and cash equivalents	29,880	38,924
AFS securities, at fair value	530,497	580,481
Mortgage loans AFS	362	379
Loans	1,334,402	1,264,173
Less allowance for credit losses	12,833	9,850
Net loans	1,321,569	1,254,323
Premises and equipment	26,383	25,553
Corporate owned life insurance policies	33,433	32,988
Equity securities without readily determinable fair values	15,746	15,746
Goodwill and other intangible assets	48,285	48,287
Accrued interest receivable and other assets	36,293	33,586
TOTAL ASSETS	$2,042,448	$2,030,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$458,845	$494,346
Interest bearing demand deposits	335,922	372,155
Certificates of deposit under $250 and other savings	824,272	810,642
Certificates of deposit over $250	95,909	67,132
Total deposits	1,714,948	1,744,275
Borrowed funds
Federal funds purchased and repurchase agreements	37,102	57,771
FHLB advances	55,000	—
Subordinated debt, net of unamortized issuance costs	29,290	29,245
Total borrowed funds	121,392	87,016
Accrued interest payable and other liabilities	17,677	12,766
Total liabilities	1,854,017	1,844,057
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,496,826 shares (including 195,217 shares held in the Rabbi Trust) in 2023 and 7,559,421 shares (including 154,879 shares held in the Rabbi Trust) in 2022	126,278	128,651
Shares to be issued for deferred compensation obligations	5,395	5,005
Retained earnings	93,175	89,748
Accumulated other comprehensive income (loss)	(36,417)	(37,194)
Total shareholders’ equity	188,431	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,042,448	$2,030,267

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest income
Loans, including fees	$15,931	$13,179	$30,820	$25,557
AFS securities
Taxable	2,382	2,027	4,884	3,642
Nontaxable	665	704	1,383	1,364
Federal funds sold and other	517	192	1,003	301
Total interest income	19,495	16,102	38,090	30,864
Interest expense
Deposits	4,109	854	6,938	1,790
Borrowings
Federal funds purchased and repurchase agreements	171	8	320	17
FHLB advances	270	47	270	119
Subordinated debt, net of unamortized issuance costs	266	266	532	532
Total interest expense	4,816	1,175	8,060	2,458
Net interest income	14,679	14,927	30,030	28,406
Provision for credit losses	196	485	237	522
Net interest income after provision for credit losses	14,483	14,442	29,793	27,884
Noninterest income
Service charges and fees	2,047	2,284	4,025	4,493
Wealth management fees	981	784	1,767	1,538
Earnings on corporate owned life insurance policies	226	222	452	432
Net gain on sale of mortgage loans	56	170	123	394
Other	294	135	530	285
Total noninterest income	3,604	3,595	6,897	7,142
Noninterest expenses
Compensation and benefits	6,561	6,037	13,150	12,111
Furniture and equipment	1,613	1,442	3,210	2,892
Occupancy	993	929	1,998	1,895
Other	3,372	3,253	6,379	6,083
Total noninterest expenses	12,539	11,661	24,737	22,981
Income before federal income tax expense	5,548	6,376	11,953	12,045
Federal income tax expense	918	1,081	2,002	2,016
NET INCOME	$4,630	$5,295	$9,951	$10,029
Earnings per common share
Basic	$0.62	$0.70	$1.32	$1.33
Diluted	$0.61	$0.69	$1.31	$1.31
Cash dividends per common share	$0.28	$0.27	$0.56	$0.54

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$4,630	$5,295	$9,951	$10,029
Unrealized gains (losses) on AFS securities arising during the period	(7,638)	(10,670)	972	(33,598)
Reclassification adjustment for net (gains) losses included in net income	(66)	—	(67)	—
Tax effect (1)	1,601	2,163	(128)	6,899
Unrealized gains (losses) on AFS securities, net of tax	(6,103)	(8,507)	777	(26,699)
Comprehensive income (loss)	$(1,473)	$(3,212)	$10,728	$(16,670)
(1)See “Note 9 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	10,029	(26,699)	(16,670)
Issuance of common stock	36,238	907	—	—	—	907
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	249	—	—	249
Share-based compensation expense recognized in earnings under the RSP	—	77	—	—	—	77
Common stock purchased for deferred compensation obligations	—	(527)	—	—	—	(527)
Common stock repurchased	(15,766)	(397)	—	—	—	(397)
Cash dividends paid ($0.54 per common share)	—	—	—	(4,007)	—	(4,007)
June 30, 2022	7,553,113	$129,115	$4,791	$81,614	$(24,840)	$190,680
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	9,951	777	10,728
Issuance of common stock	37,983	846	—	—	—	846
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	38	(38)	—	—	—
Share-based payment awards under the Directors Plan	—	—	428	—	—	428
Share-based compensation expense recognized in earnings under the RSP	—	128	—	—	—	128
Common stock purchased for deferred compensation obligations	—	(976)	—	—	—	(976)
Common stock repurchased	(100,578)	(2,409)	—	—	—	(2,409)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,107)	—	(4,107)
June 30, 2023	7,496,826	$126,278	$5,395	$93,175	$(36,417)	$188,431

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2023	2022
OPERATING ACTIVITIES
Net income	$9,951	$10,029
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	237	522
Depreciation	994	1,077
Amortization of OMSR	77	55
Amortization of acquisition intangibles	2	8
Amortization of subordinated debt issuance costs	45	45
Net amortization of AFS securities	745	1,080
Net gains on sale of AFS securities	(67)	—
Net gain on sale of mortgage loans	(123)	(394)
Change in OMSR valuation allowance	—	(532)
Net (gains) losses on foreclosed assets	(75)	(4)
Increase in cash value of corporate owned life insurance policies, net of expenses	(445)	(411)
Gains from redemption of corporate owned life insurance policies	—	(57)
Share-based payment awards under the Directors Plan	428	249
Share-based payment awards under the RSP	128	77
Origination of loans held-for-sale	(3,719)	(12,708)
Proceeds from loan sales	3,859	13,931
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	2,696	1,848
Accrued interest payable and other liabilities	208	(35)
Net cash provided by (used in) operating activities	14,941	14,780
INVESTING ACTIVITIES
Activity in AFS securities
Sales	18,089	—
Maturities, calls, and principal payments	38,288	37,833
Purchases	(6,166)	(139,500)
Net loan principal (originations) collections	(70,397)	29,099
Proceeds from sales of foreclosed assets	279	77
Purchases of premises and equipment	(1,824)	(827)
Proceeds from redemption of corporate owned life insurance policies	—	388
Proceeds from sale of FHLB Stock	—	2,288
Funding of low income housing tax credit investments	(612)	(39)
Net cash provided by (used in) investing activities	(22,343)	(70,681)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2023	2022
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(29,327)	$49,527
Net increase (decrease) in fed funds purchased and repurchase agreements	(20,669)	(2,915)
Net increase (decrease) in FHLB advances	55,000	(10,000)
Cash dividends paid on common stock	(4,107)	(4,007)
Proceeds from issuance of common stock	846	907
Common stock repurchased	(2,409)	(397)
Common stock purchased for deferred compensation obligations	(976)	(527)
Net cash provided by (used in) financing activities	(1,642)	32,588
Increase (decrease) in cash and cash equivalents	(9,044)	(23,313)
Cash and cash equivalents at beginning of period	38,924	105,330
Cash and cash equivalents at end of period	$29,880	$82,017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,715	$2,530
Income taxes paid	$1,400	$1,200
SUPPLEMENTAL NONCASH INFORMATION:
Investment of low income housing tax credits	$5,000	$—
Transfers of loans to foreclosed assets	$170	$103

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Prior to ASU No. 2016-13, GAAP required an “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss has been incurred. Under the incurred loss approach, entities were limited to a probable initial recognition threshold when credit losses were measured; an entity generally considered only past events and current conditions when measuring the incurred loss.
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
We adopted ASC 326 using the prospective transition approach for AFS debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2023 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows beginning January 1, 2023 will be recorded in earnings when received.

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

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,421	$—	$22,068	$209,353
States and political subdivisions	99,231	757	4,746	95,242
Auction rate money market preferred	3,200	—	563	2,637
Mortgage-backed securities	38,731	—	3,199	35,532
Collateralized mortgage obligations	193,983	—	12,987	180,996
Corporate	8,150	—	1,413	6,737
Total	$574,716	$757	$44,976	$530,497

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,622	$—	$22,921	$208,701
States and political subdivisions	122,023	392	4,903	117,512
Auction rate money market preferred	3,200	—	858	2,342
Mortgage-backed securities	42,309	—	3,239	39,070
Collateralized mortgage obligations	218,301	—	12,573	205,728
Corporate	8,150	—	1,022	7,128
Total	$625,605	$392	$45,516	$580,481
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2023 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,421	$—	$—	$—	$231,421
States and political subdivisions	13,548	32,194	20,956	32,533	—	99,231
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	38,731	38,731
Collateralized mortgage obligations	—	—	—	—	193,983	193,983
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$13,548	$263,615	$29,106	$32,533	$235,914	$574,716
Fair value	$13,513	$241,669	$26,959	$29,191	$219,165	$530,497
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group. Approximately $146,000 of the amortized cost of the collateralized mortgage portfolio consist of agency commercial mortgage-backed securities with defined maturity dates of less than ten years.

A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Proceeds from sales of AFS securities	$13,944	$—	$18,089	$—
Realized gains (losses)	$66	$—	$67	$—
Applicable income tax expense (benefit)	$14	$—	$14	$—
The following information pertains to AFS securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$22,068	$209,353	$22,068
States and political subdivisions	242	16,972	4,504	38,371	4,746
Auction rate money market preferred	—	—	563	2,637	563
Mortgage-backed securities	68	1,358	3,131	34,174	3,199
Collateralized mortgage obligations	3,597	67,725	9,390	113,271	12,987
Corporate	—	—	1,413	6,737	1,413
Total	$3,907	$86,055	$41,069	$404,543	$44,976
Number of securities in an unrealized loss position:		62		225	287

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$1,388	$18,331	$21,533	$190,370	$22,921
States and political subdivisions	2,389	48,083	2,514	40,667	4,903
Auction rate money market preferred	—	—	858	2,342	858
Mortgage-backed securities	3,239	39,070	—	—	3,239
Collateralized mortgage obligations	12,408	201,315	165	4,411	12,573
Corporate	—	—	1,022	7,128	1,022
Total	$19,424	$306,799	$26,092	$244,918	$45,516
Number of securities in an unrealized loss position:		178		266	444
As of June 30, 2023, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	June 30 2023	Percent of Total	December 31 2022	Percent of Total
Commercial and industrial
Secured	$173,900	13.04%	$161,895	12.80%
Unsecured	21,014	1.57%	16,533	1.31%
Total commercial and industrial	194,914	14.61%	178,428	14.11%
Commercial real estate
Commercial mortgage owner occupied	183,460	13.75%	192,117	15.20%
Commercial mortgage non-owner occupied	215,402	16.14%	204,091	16.14%
Commercial mortgage 1-4 family investor	86,260	6.46%	85,278	6.75%
Commercial mortgage multifamily	79,132	5.93%	84,526	6.69%
Total commercial real estate	564,254	42.28%	566,012	44.78%
Advances to mortgage brokers	39,099	2.93%	—	—%
Agricultural
Agricultural mortgage	69,751	5.23%	73,002	5.77%
Agricultural	26,938	2.02%	31,983	2.53%
Total agricultural	96,689	7.25%	104,985	8.30%
Residential real estate
Senior lien	303,643	22.75%	300,225	23.75%
Junior lien	4,534	0.34%	3,282	0.26%
Home equity lines of credit	35,297	2.65%	33,187	2.63%
Total residential real estate	343,474	25.74%	336,694	26.64%
Consumer
Secured - direct	38,458	2.88%	37,127	2.94%
Secured - indirect	54,131	4.06%	37,814	2.98%
Unsecured	3,383	0.25%	3,113	0.25%
Total consumer	95,972	7.19%	78,054	6.17%
Total	$1,334,402	100.00%	$1,264,173	100.00%
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
Appraisals are performed by independent appraisers and are reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $1,000 require the approval of one or more of the following committees: Internal Loan Committee, the Executive Loan Committee, or the Board of Directors.
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

The following table summarizes nonaccrual loan data by class of loans as of:

	June 30, 2023		December 31, 2022
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial:
Secured	$17	$17	$22	$22
Commercial real estate:
Commercial mortgage 1-4 family investor	—	—	74	74
Agricultural:
Agricultural mortgage	51	51	67	67
Agricultural other	167	167	167	167
Residential real estate:
Senior lien	179	179	127	107
Total	$414	$414	$457	$437
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$—	$—	$—	$173,900	$173,900	$—
Unsecured	—	8	—	21,006	21,014	—
Total commercial and industrial	—	8	—	194,906	194,914	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	183,460	183,460	—
Commercial mortgage non-owner occupied	2,494	—	—	212,908	215,402	—
Commercial mortgage 1-4 family investor	—	—	—	86,260	86,260	—
Commercial mortgage multifamily	—		—	79,132	79,132	—
Total commercial real estate	2,494	—	—	561,760	564,254	—
Advances to mortgage brokers	—	—	—	39,099	39,099	—
Agricultural
Agricultural mortgage	—	—	—	69,751	69,751	—
Agricultural	—	—	—	26,938	26,938	—
Total agricultural	—	—	—	96,689	96,689	—
Residential real estate
Senior lien	190	421	133	302,899	303,643	133
Junior lien	—	—	—	4,534	4,534	—
Home equity lines of credit	—	—	—	35,297	35,297	—
Total residential real estate	190	421	133	342,730	343,474	133
Consumer
Secured - direct	4	—	—	38,454	38,458	—
Secured - indirect	88	—	—	54,043	54,131	—
Unsecured	11	—	—	3,372	3,383	—
Total consumer	103	—	—	95,869	95,972	—
Total	$2,787	$429	$133	$1,331,053	$1,334,402	$133

	December 31, 2022
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$536	$—	$—	$161,359	$161,895	$—
Unsecured	—	—	—	16,533	16,533	—
Total commercial and industrial	536	—	—	177,892	178,428	—
Commercial real estate
Commercial mortgage owner occupied	94	—	—	192,023	192,117	—
Commercial mortgage non-owner occupied	4,208	2,570	—	197,313	204,091	—
Commercial mortgage 1-4 family investor	—	—	14	85,264	85,278	—
Commercial mortgage multifamily	—	—	—	84,526	84,526	—
Total commercial real estate	4,302	2,570	14	559,126	566,012	—
Advances to mortgage brokers	—	—	—	—	—	—
Agricultural
Agricultural mortgage	—	—	—	73,002	73,002	—
Agricultural	—	—	—	31,983	31,983	—
Total agricultural	—	—	—	104,985	104,985	—
Residential real estate
Senior lien	3,025	225	—	296,975	300,225	—
Junior lien	—	—	—	3,282	3,282	—
Home equity lines of credit	38	—	—	33,149	33,187	—
Total residential real estate	3,063	225	—	333,406	336,694	—
Consumer
Secured - direct	1	—	—	37,126	37,127	—
Secured - indirect	45	8	—	37,761	37,814	—
Unsecured	4	—	—	3,109	3,113	—
Total consumer	50	8	—	77,996	78,054	—
Total	$7,951	$2,803	$14	$1,253,405	$1,264,173	$—

Credit Quality Indicators
The following table displays commercial and agricultural loans by credit risk ratings and year of origination as of:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$3,386	$5,809	$7,251	$8,535	$1,200	$1,611	$13,124	$—	$40,916
Risk rating 4	16,076	36,547	24,460	6,124	2,849	1,654	34,619	—	122,329
Risk rating 5	427	3,063	286	372	172	643	2,058	—	7,021
Risk rating 6	178	—	13	258	20	171	2,977	—	3,617
Risk rating 7	—	—	—	17	—	—	—	—	17
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$20,067	$45,419	$32,010	$15,306	$4,241	$4,079	$52,778	$—	$173,900
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$—	$259	$158	$71	$115	$1,005	$7,266	$—	$8,874
Risk rating 4	630	2,862	743	624	—	—	7,192	—	12,051
Risk rating 5	8	36	—	—	2	—	43	—	89
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$638	$3,157	$901	$695	$117	$1,005	$14,501	$—	$21,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,585	$1,760	$13,033	$14,625	$985	$3,773	$970	$—	$36,731
Risk rating 4	7,372	31,816	40,924	13,966	14,066	21,960	6,311	—	136,415
Risk rating 5	1,014	888	268	227	3,931	2,297	—	—	8,625
Risk rating 6	—	—	893	239	—	557	—	—	1,689
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$9,971	$34,464	$55,118	$29,057	$18,982	$28,587	$7,281	$—	$183,460
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$74	$4,467	$6,682	$969	$80	$1,825	$105	$—	$14,202
Risk rating 4	25,531	48,951	38,433	12,150	7,809	43,754	13,984	—	190,612
Risk rating 5	—	—	—	—	—	3,576	5,921	—	9,497
Risk rating 6	1,034	—	—	57	—	—	—	—	1,091
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$26,639	$53,418	$45,115	$13,176	$7,889	$49,155	$20,010	$—	$215,402
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$—	$992	$987	$930	$683	$1,088	$1,871	$—	$6,551
Risk rating 4	4,169	12,619	31,378	15,905	2,820	4,741	6,777	—	78,409
Risk rating 5	156	362	79	—	57	—	—	—	654
Risk rating 6	386	—	—	—	64	196	—	—	646
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,711	$13,973	$32,444	$16,835	$3,624	$6,025	$8,648	$—	$86,260
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$4,861	$2,122	$579	$—	$1,951	$5,050	$—	$14,563
Risk rating 4	1,377	17,208	16,312	834	601	22,201	2,601	—	61,134
Risk rating 5	—	—	—	27	—	—	—	—	27
Risk rating 6	—	—	38	—	—	3,003	367	—	3,408
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,377	$22,069	$18,472	$1,440	$601	$27,155	$8,018	$—	$79,132
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$39,099	$—	$—	$—	$—	$—	$—	$—	$39,099
Current year-to-date gross charge-offs	—	—	—	—	—	—	—	—	$—
Agricultural mortgage
Risk ratings 1-3	$318	$3,011	$1,179	$2,819	$835	$1,446	$75	$—	$9,683
Risk rating 4	3,369	13,225	9,325	6,222	4,119	6,305	2,926	—	45,491
Risk rating 5	126	4,391	5,916	714	188	60	90	—	11,485
Risk rating 6	856	—	—	—	—	2,185	—	—	3,041
Risk rating 7	—	—	—	—	—	51	—	—	51
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,669	$20,627	$16,420	$9,755	$5,142	$10,047	$3,091	$—	$69,751
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$191	$81	$129	$41	$268	$151	$1,412	$—	$2,273
Risk rating 4	726	2,820	2,475	705	170	89	12,701	—	19,686
Risk rating 5	325	9	173	507	—	696	2,761	—	4,471
Risk rating 6	—	—	34	—	—	58	249	—	341
Risk rating 7	—	—	—	—	—	167	—	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,242	$2,910	$2,811	$1,253	$438	$1,161	$17,123	$—	$26,938
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following table displays residential real estate and consumer loans by payment status and year of origination as of:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$18,810	$43,814	$83,552	$56,147	$25,005	$62,437	$7,478	$5,561	$302,804
Past due 30-89 days	—	294	—	48	—	185	—	—	527
Past due 90 or more days	—	—	—	—	—	133	—	—	133
Nonaccrual	51	—	—	—	43	85	—	—	179
Total	$18,861	$44,108	$83,552	$56,195	$25,048	$62,840	$7,478	$5,561	$303,643
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$1,920	$1,450	$199	$150	$227	$588	$—	$—	$4,534
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,920	$1,450	$199	$150	$227	$588	$—	$—	$4,534
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$222	$—	$—	$—	$—	$—	$35,075	$—	$35,297
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$222	$—	$—	$—	$—	$—	$35,075	$—	$35,297
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer : Secured - direct
Current	$9,843	$11,791	$7,983	$4,614	$2,208	$2,015	$—	$—	$38,454
Past due 30-89 days	—	—	—	4	—	—	—	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$9,843	$11,791	$7,983	$4,618	$2,208	$2,015	$—	$—	$38,458
Current year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$—	$5
Consumer : Secured - indirect
Current	$20,940	$12,860	$7,852	$6,239	$2,447	$3,706	$—	$—	$54,044
Past due 30-89 days	—	—	30	—	39	18	—	—	87
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$20,940	$12,860	$7,882	$6,239	$2,486	$3,724	$—	$—	$54,131
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,053	$1,141	$267	$162	$31	$4	$713	$—	$3,371
Past due 30-89 days	—	6	3	2	—	—	1	—	12
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,053	$1,147	$270	$164	$31	$4	$714	$—	$3,383
Current year-to-date gross charge-offs	$172	$—	$6	$—	$—	$4	$—	$—	$182
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
•Agreeing to an interest-only payment structure, delaying principal payments, or delaying payments.
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30
	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	—%
Agricultural
Agricultural mortgage	—	—%	28	0.04%
Total	$1,034		$28

	Six Months Ended June 30
	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	—%
Agricultural
Agricultural mortgage	232	0.33%	28	0.04%
Agricultural	34	0.13%	—	—%
Residential real estate
Senior lien	5	—%	—	—%
Total	$1,305		$28
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 in additional funds to be disbursed in connection with modified loans at June 30, 2023, as displayed in the table above, at June 30, 2023.
The following table summarizes the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30		Six Months Ended June 30
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial mortgage non-owner occupied	N/A	3.00	N/A	3.00
Agricultural
Agricultural mortgage	4.50%	1.75	4.50%	1.08
Agricultural	N/A	N/A	N/A	1.00
Residential real estate
Senior lien	N/A	N/A	N/A	2.60
There were no loans restructured during the three-month period ended June 30, 2022. During the six months ended June 30, 2022, there was one loan restructured, with a below market interest rate and extension of amortization period, in the amount of $98.

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the performance of such loans that were modified during the three and six-month periods ended June 30, 2023.

June 30, 2023
Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Commercial real estate
Commercial mortgage non-owner occupied	$—	$—	$—	$—
Agricultural
Agricultural mortgage	—	—	—	—
Total	$—	$—	$—	$—

	June 30, 2023
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Commercial real estate
Commercial mortgage non-owner occupied	$—	$—	$—	$—
Agricultural
Agricultural mortgage	—	—	—	—
Agricultural	—	—	—	—
Residential real estate
Senior lien	5	—	—	5
Total	$5	$—	$—	$5
We had no loans that defaulted in the three and six-month periods ended June 30, 2023 and 2022 which were modified within 12 months prior to the default date.
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
•Lack of current financial information;
•Competition, Legal, and Regulatory; and
•Changes in the value of underlying collateral.
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
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows:

	Allowance for Credit Losses
	Three Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2023	$817	$6,036	$265	$4,113	$1,409	$—	$12,640
Charge-offs	—	0	(4)	—	(88)	—	(92)
Recoveries	4	10	2	25	54	—	95
Credit loss expense	1	(78)	1	35	231	—	190
June 30, 2023	$822	$5,968	$264	$4,173	$1,606	$—	$12,833

	Allowance for Credit Losses
	Six Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	—	—	(4)	(2)	(187)	—	(193)
Recoveries	4	20	6	49	126	—	205
Credit loss expense	16	(45)	(68)	(26)	350	—	227
June 30, 2023	$822	$5,968	$264	$4,173	$1,606	$—	$12,833

	Allowance for Loan Losses
	Three Months Ended June 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2022	$1,245	$383	$725	$708	$6,143	$9,204
Charge-offs	(3)	—	—	(103)	—	(106)
Recoveries	26	1	42	48	—	117
Credit loss expense	490	67	(128)	670	(614)	485
June 30, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(3)	—	—	(194)	—	(197)
Recoveries	40	3	70	159	—	272
Credit loss expense	(19)	159	(178)	450	110	522
June 30, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance
Individually evaluated for impairment	$12	$—	$439	$—	$—	$451
Collectively evaluated for impairment	1,309	577	178	961	6,374	9,399
Total	$1,321	$577	$617	$961	$6,374	$9,850
Loans
Individually evaluated for impairment	$8,342	$10,935	$2,741	$—		$22,018
Collectively evaluated for impairment	736,098	94,050	333,953	78,054		1,242,155
Total	$744,440	$104,985	$336,694	$78,054		$1,264,173

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	June 30, 2023		December 31, 2022
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	8,342	12
Agricultural	190	—	10,935	—
Residential real estate	80	—	2,741	439
Consumer	—	—	—	—
Total	$270	$—	$22,018	$451
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis with no allowance include $270 in collateral dependent loans.
Note 4 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended June 30
	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$39,801	$35,447	1.64%	$50,243	$46,028	0.07%
Federal funds purchased	$—	$48	6.13%	$—	$1	0.91%
FRB Discount Window	$—	$129	5.25%	$—	$—	—%

	Six Months Ended June 30
	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,236	$37,565	1.48%	$53,970	$47,534	0.07%
Federal funds purchased	$—	$26	6.08%	$—	$1	0.79%
FRB Discount Window	$—	$65	5.25%	$—	$—	—%

Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $40,723 and $58,291 at June 30, 2023 and December 31, 2022, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$37,102	2.30%	$57,771	0.49%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2023	December 31 2022
Pledged to secure borrowed funds	$373,910	$347,331
Pledged to secure repurchase agreements	40,723	58,291
Pledged for public deposits and for other purposes necessary or required by law	72,986	48,698
Total	$487,619	$454,320
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2023	December 31 2022
U.S. Treasury	$35,988	$29,351
States and political subdivisions	—	11,037
Mortgage-backed securities	3,931	6,819
Collateralized mortgage obligations	804	11,084
Total	$40,723	$58,291
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2023, we had the ability to borrow up to an additional $312,211, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Fixed rate due 2023	$55,000	5.26%	$—	—%
FHLB advances outstanding as of June 30, 2023 were short-term, with maturities within three weeks after June 30, 2023.

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
The following table summarizes our outstanding notes as of:

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(710)		(755)
Total subordinated debt, net	$29,290		$29,245
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Average number of common shares outstanding for basic calculation	7,498,584	7,545,001	7,528,251	7,539,799
Average potential effect of common shares in the Directors Plan (1)	38,166	74,936	43,793	79,213
Average potential effect of common shares in the RSP	30,777	30,208	29,569	26,345
Average number of common shares outstanding used to calculate diluted earnings per common share	7,567,527	7,650,145	7,601,613	7,645,357
Net income	$4,630	$5,295	$9,951	$10,029
Earnings per common share
Basic	$0.62	$0.70	$1.32	$1.33
Diluted	$0.61	$0.69	$1.31	$1.31
(1)Exclusive of shares held in the Rabbi Trust

Note 6 – Restricted Stock Plan
Under the RSP, an equity-based bonus plan, we award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO, President, and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended June 30
	2023		2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, April 1	30,777	$683	26,846	$592
Granted	—	—	3,362	87
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, June 30	30,777	$683	30,208	$679

	Six Months Ended June 30
	2023		2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	27,072	$592	20,123	$418
Granted	3,705	91	10,085	261
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, June 30	30,777	$683	30,208	$679
Expenses related to RSP awards during the three and six month periods ended June 30, 2023 were $86 and $128, and $46 and $77 for the three and six month periods ended June 30, 2022. As of June 30, 2023, there was $309 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 1.91 years.
Note 7 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Audit, consulting, and legal fees	$557	$605	$1,092	$1,154
ATM and debit card fees	409	508	809	942
Other losses	425	233	572	316
Marketing costs	240	364	485	603
Memberships and subscriptions	230	207	470	424
FDIC insurance premiums	233	131	461	256
Donations and community relations	256	139	440	426
Loan underwriting fees	216	215	431	397
Director fees	198	187	402	388
All other	608	664	1,217	1,177
Total other noninterest expenses	$3,372	$3,253	$6,379	$6,083

Note 8 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Income taxes at statutory rate	$1,165	$1,339	$2,510	$2,529
Effect of nontaxable income
Interest income on tax exempt municipal securities	(136)	(144)	(284)	(278)
Earnings on corporate owned life insurance policies	(48)	(48)	(95)	(103)
Other	(5)	(4)	(12)	(8)
Total effect of nontaxable income	(189)	(196)	(391)	(389)
Effect of nondeductible expenses	10	6	19	17
Effect of tax credits	(68)	(68)	(136)	(141)
Federal income tax expense	$918	$1,081	$2,002	$2,016
Note 9 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2023			2022
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, April 1	$(28,948)	$(1,366)	$(30,314)	$(14,319)	$(2,014)	$(16,333)
OCI before reclassifications	(7,638)	—	(7,638)	(10,670)	—	(10,670)
Amounts reclassified from AOCI	(66)	—	(66)	—	—	—
Subtotal	(7,704)	—	(7,704)	(10,670)	—	(10,670)
Tax effect	1,601	—	1,601	2,163	—	2,163
OCI, net of tax	(6,103)	—	(6,103)	(8,507)	—	(8,507)
Balance, June 30	$(35,051)	$(1,366)	$(36,417)	$(22,826)	$(2,014)	$(24,840)

	Six Months Ended June 30
	2023			2022
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(35,828)	$(1,366)	$(37,194)	$3,873	$(2,014)	$1,859
OCI before reclassifications	972	—	972	(33,598)	—	(33,598)
Amounts reclassified from AOCI	(67)	—	(67)	—	—	—
Subtotal	905	—	905	(33,598)	—	(33,598)
Tax effect	(128)	—	(128)	6,899	—	6,899
OCI, net of tax	777	—	777	(26,699)	—	(26,699)
Balance, June 30	$(35,051)	$(1,366)	$(36,417)	$(22,826)	$(2,014)	$(24,840)
Included in OCI for the three and six-month periods ended June 30, 2023 and 2022 are changes in unrealized gains and losses related to auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(79)	$(7,559)	$(7,638)	$(370)	$(10,300)	$(10,670)
Reclassification adjustment for net (gains) losses included in net income	—	(66)	(66)	—	—	—
Net unrealized gains (losses)	(79)	(7,625)	(7,704)	(370)	(10,300)	(10,670)
Tax effect	—	1,601	1,601	—	2,163	2,163
Unrealized gains (losses), net of tax	$(79)	$(6,024)	$(6,103)	$(370)	$(8,137)	$(8,507)

	Six Months Ended June 30
	2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$295	$677	$972	$(745)	$(32,853)	$(33,598)
Reclassification adjustment for net (gains) losses included in net income	—	(67)	(67)	—	—	—
Net unrealized gains (losses)	295	610	905	(745)	(32,853)	(33,598)
Tax effect	—	(128)	(128)	—	6,899	6,899
Unrealized gains (losses), net of tax	$295	$482	$777	$(745)	$(25,954)	$(26,699)
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
The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

	June 30, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$270	Real Estate	20%	20%
		Equipment	25%	25%

	December 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
Impaired Loans -		Equipment	25% - 35%	31%
Discounted value	$17,143	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	25%	27%
		Furniture, fixtures & equipment	45%	45%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$29,880	$29,880	$29,880	$—	$—
Mortgage loans AFS	362	365	—	365	—
Gross loans	1,334,402	1,288,352	—	—	1,288,352
Less allowance for credit losses	12,833	12,833	—	—	12,833
Net loans	1,321,569	1,275,519	—	—	1,275,519
Accrued interest receivable	5,763	5,763	5,763	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,483	3,195	—	3,195	—
LIABILITIES
Deposits without stated maturities	1,401,411	1,401,411	1,401,411	—	—
Deposits with stated maturities	313,537	305,375	—	305,375	—
Federal funds purchased and repurchase agreements	37,102	37,011	—	37,011	—
FHLB advances	55,000	55,001	—	55,001	—
Subordinated debt, net of unamortized issuance costs	29,290	23,576	—	23,576	—
Accrued interest payable	600	600	600	—	—

	December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$38,924	$38,924	$38,924	$—	$—
Mortgage loans AFS	379	395	—	395	—
Gross loans	1,264,173	1,225,669	—	—	1,225,669
Less allowance for credit losses	9,850	9,850	—	—	9,850
Net loans	1,254,323	1,215,819	—	—	1,215,819
Accrued interest receivable	7,472	7,472	7,472	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,559	3,174	—	3,174	—
LIABILITIES
Deposits without stated maturities	1,492,235	1,492,235	1,492,235	—	—
Deposits with stated maturities	252,040	240,964	—	240,964	—
Federal funds purchased and repurchase agreements	57,771	57,581	—	57,581	—
Subordinated debt, net of unamortized issuance costs	29,245	26,365	—	26,365	—
Accrued interest payable	255	255	255	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$209,353	$—	$209,353	$—	$208,701	$—	$208,701	$—
States and political subdivisions	95,242	—	95,242	—	117,512	—	117,512	—
Auction rate money market preferred	2,637	—	2,637	—	2,342	—	2,342	—
Mortgage-backed securities	35,532	—	35,532	—	39,070	—	39,070	—
Collateralized mortgage obligations	180,996	—	180,996	—	205,728	—	205,728	—
Corporate	6,737	—	6,737	—	7,128	—	7,128	—
Total AFS securities	530,497	—	530,497	—	580,481	—	580,481	—
Nonrecurring items
Collateral dependent (net of ACL) in 2023 Impaired loans (net of the ALLL) in 2022	270	—	—	270	17,143	—	—	17,143
Foreclosed assets	405	—	—	405	439	—	—	439
Total	$531,172	$—	$530,497	$675	$598,063	$—	$580,481	$17,582
Percent of assets and liabilities measured at fair value		—%	99.87%	0.13%		—%	97.06%	2.94%
We recorded an impairment related to foreclosed assets of $9 through earnings for the three and six month periods ended June 30, 2023, and $0 for the three and six month periods ended June 30, 2022. We had no other assets or liabilities recorded at fair value with changes fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2023. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 11 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of June 30, 2023 and December 31, 2022 and for the three and six-month periods ended June 30, 2023 and 2022, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2023	December 31 2022
ASSETS
Cash on deposit at the Bank	$14,158	$8,525
Investments in subsidiaries	154,405	158,125
Premises and equipment	1,164	1,171
Other assets	48,059	47,922
TOTAL ASSETS	$217,786	$215,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,290	$29,245
Other liabilities	65	288
Shareholders' equity	188,431	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,786	$215,743
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Income
Dividends from subsidiaries	$8,333	$1,000	$13,333	$1,800
Interest income	25	2	47	5
Other income	3	3	6	7
Total income	8,361	1,005	13,386	1,812
Expenses
Interest expense	266	266	532	532
Management fee	238	225	476	450
Audit, consulting, and legal fees	169	156	288	276
Director fees	112	99	223	205
Other	89	101	180	173
Total expenses	874	847	1,699	1,636
Income before income tax benefit and equity in undistributed earnings of subsidiaries	7,487	158	11,687	176
Federal income tax benefit	175	177	343	340
Income before equity in undistributed earnings of subsidiaries	7,662	335	12,030	516
Undistributed earnings of subsidiaries	(3,032)	4,960	(2,079)	9,513
Net income	$4,630	$5,295	$9,951	$10,029

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$9,951	$10,029
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	2,079	(9,513)
Share-based payment awards under the Directors Plan	428	249
Share-based payment awards under the RSP	128	77
Amortization of subordinated debt issuance costs	45	45
Depreciation	25	26
Changes in operating assets and liabilities which provided (used) cash
Other assets	(137)	1,275
Other liabilities	(223)	(51)
Net cash provided by (used in) operating activities	12,296	2,137
Investing activities
Net sales (purchases) of premises and equipment	(17)	—
Net cash provided by (used in) investing activities	(17)	—
Financing activities
Cash dividends paid on common stock	(4,107)	(4,007)
Proceeds from the issuance of common stock	846	907
Common stock repurchased	(2,409)	(397)
Common stock purchased for deferred compensation obligations	(976)	(527)
Net cash provided by (used in) financing activities	(6,646)	(4,024)
Increase (decrease) in cash and cash equivalents	5,633	(1,887)
Cash and cash equivalents at beginning of period	8,525	11,535
Cash and cash equivalents at end of period	$14,158	$9,648

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and six-month periods ended June 30, 2023 and 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2023, we reported net income of $4,630 and $9,951 and earnings per common share of $0.62 and $1.32, respectively. Net income and earnings per common share for the same period of 2022 were $5,295 and $10,029 and $0.70 and $1.33, respectively. Net interest income increased $1,624, or 5.72%, for the six-month period ended June 30, 2023 in comparison to the same period in 2022. Rising interest rates and growth in loans led to a $7,226 increase in gross interest income during the six-month period ended June 30, 2023 compared to the same period in 2022. Conversely, rising interest rates on deposits led to a $5,602 increase in interest expense for the six-month period ended June 30, 2023 when compared to the same period in 2022.
Noninterest income decreased $245 during the first six months of 2023 compared to the same period in 2022. This decline was driven by a $554 reduction in OMSR income. Noninterest expenses for the first six months of 2023 increased $1,756, in comparison to the same period in 2022, and was primarily a result of increased compensation, equipment expense, and FDIC insurance premiums.
As of June 30, 2023, total assets and assets under management were $2,042,448 and $2,890,912, respectively. Assets under management include loans sold and serviced of $254,934 and investment and trust assets managed by Isabella Wealth of $593,530, in addition to assets on our consolidated balance sheet. Loans outstanding as of June 30, 2023 totaled $1,334,402. Since December 31, 2022, gross loans increased $70,229 as a result of growth in advances to mortgage brokers and commercial and consumer portfolios. Consistent with industry trends, we've experienced a decline in deposits during the year as competition for deposits remains high. Total deposits were $1,714,948 as of June 30, 2023, decreasing $29,327 since December 31, 2022. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio totaled $530,497 at June 30, 2023 and included net unrealized losses of $44,219, or 7.69%, of the portfolio. Market conditions led to a $905 improvement in unrealized losses at June 30, 2023 when compared to December 31, 2022. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Management does not anticipate the need to sell securities and incur a loss as a result of such sale.
Our net yield on interest earning assets (FTE) was 3.11% and 3.17% for the three and six months ended June 30, 2023, as compared to 3.16% and 3.01% for the three and six months ended June 30, 2022. Improvement in our yield on interest earning assets is a result of strategies management began implementing in 2019, focused on positioning the Bank to benefit in a rising interest rate environment, including a reduced reliance on higher-cost borrowed funds and brokered deposits. To maintain a competitive edge in a rising interest rate environment, we increased most of our deposit rates beginning in the fourth quarter of 2022. As a result, this has negatively impacted our net yield on interest earning assets and further improvement could slow the rate of growth in our net yield on interest earning assets during the remainder of the year.

Recent Events and Legislation
Recent Bank Failures and the Condition of the Banking Industry: In March 2023, disruptions in the industry resulted in FDIC seizures of three banking institutions. Each bank had its own unique balance sheet issues, neither of which exist at Isabella Bank. Shortly after the FDIC takeovers, the Federal Reserve Bank and the Department of Treasury announced enhanced insurance coverage and a borrowing program to help banks in need of funding. Isabella Bank continues to monitor such events, as well as industry and regulatory responses, to assure we are prepared for any changes that might affect the bank, including the ability to timely address economic uncertainty.
Impact of the Adoption of ASC 326 (CECL): We adopted ASU No. 2016-13, as subsequently updated for certain clarifications, targeted relief and codification improvements, as of January 1, 2023. Based on portfolio characteristics and economic conditions and expectations as of January 1, 2023, we recorded a combined pre-tax increase of $3,059 to the ACL and reserve for unfunded commitments on January 1, 2023 upon the adoption of ASU 2016-13; this implementation resulted in a reduction to retained earnings of $2,417, net of tax, as of January 1, 2023. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections, which are included in “Note 1 – Significant Accounting Policies” of our interim condensed consolidated financial statements.
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
Subsequent Events
We evaluated subsequent events after June 30, 2023 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2023 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
INCOME STATEMENT DATA
Interest income	$19,495	$18,595	$17,915	$17,019	$16,102
Interest expense	4,816	3,244	1,643	1,216	1,175
Net interest income	14,679	15,351	16,272	15,803	14,927
Provision for credit losses	196	41	(57)	18	485
Noninterest income	3,604	3,293	3,272	3,252	3,595
Noninterest expenses	12,539	12,198	11,922	11,917	11,661
Federal income tax expense	918	1,084	1,357	1,233	1,081
Net income	$4,630	$5,321	$6,322	$5,887	$5,295
PER SHARE
Basic earnings	$0.62	$0.70	$0.84	$0.78	$0.70
Diluted earnings	$0.61	$0.70	$0.83	$0.77	$0.69
Dividends	$0.28	$0.28	$0.28	$0.27	$0.27
Tangible book value	$18.69	$19.24	$18.25	$16.96	$18.85
Quoted market value
High	$26.00	$25.10	$24.02	$24.95	$26.25
Low	$19.13	$22.08	$21.00	$21.39	$23.00
Close (1)	$20.50	$24.80	$23.50	$21.40	$24.80
Common shares outstanding (1)	7,496,826	7,540,015	7,559,421	7,564,348	7,553,113
PERFORMANCE RATIOS
Return on average total assets	0.91%	1.04%	1.24%	1.13%	1.04%
Return on average shareholders' equity	9.47%	11.35%	14.01%	12.13%	10.83%
Return on average tangible shareholders' equity	12.58%	15.28%	19.14%	16.15%	14.38%
Net interest margin yield (FTE)	3.11%	3.22%	3.43%	3.28%	3.16%
BALANCE SHEET DATA (1)
Gross loans	$1,334,402	$1,270,651	$1,264,173	$1,236,151	$1,271,910
AFS securities	$530,497	$568,650	$580,481	$581,233	$557,590
Total assets	$2,042,448	$2,084,624	$2,030,267	$2,063,977	$2,048,373
Deposits	$1,714,948	$1,813,528	$1,744,275	$1,791,033	$1,759,866
Borrowed funds	$121,392	$61,262	$87,016	$81,704	$86,450
Shareholders' equity	$188,431	$193,333	$186,210	$176,612	$190,680
Gross loans to deposits	77.81%	70.07%	72.48%	69.02%	72.27%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$254,934	$259,512	$264,206	$268,879	$273,294
Assets managed by Isabella Wealth	$593,530	$571,453	$513,918	$464,136	$454,535
Total assets under management	$2,890,912	$2,915,589	$2,808,391	$2,796,992	$2,776,202
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.04%	0.04%	0.05%	0.05%
Nonperforming assets to total assets	0.05%	0.05%	0.05%	0.04%	0.05%
ACL to gross loans	0.96%	0.99%	0.78%	0.78%	0.76%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.23%	9.27%	9.17%	8.56%	9.31%
Tier 1 leverage	8.70%	8.58%	8.61%	8.44%	8.38%
Common equity tier 1 capital	12.39%	12.71%	12.91%	12.92%	12.44%
Tier 1 risk-based capital	12.39%	12.71%	12.91%	12.92%	12.44%
Total risk-based capital	15.37%	15.77%	15.79%	15.85%	15.33%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the six-month periods ended:

	June 30 2023	June 30 2022	June 30 2021
INCOME STATEMENT DATA
Interest income	$38,090	$30,864	$29,930
Interest expense	8,060	2,458	4,016
Net interest income	30,030	28,406	25,914
Provision for credit losses	237	522	(492)
Noninterest income	6,897	7,142	6,847
Noninterest expenses	24,737	22,981	21,312
Federal income tax expense	2,002	2,016	1,922
Net income	$9,951	$10,029	$10,019
PER SHARE
Basic earnings	$1.32	$1.33	$1.26
Diluted earnings	$1.31	$1.31	$1.24
Dividends	$0.56	$0.54	$0.54
Tangible book value	$18.69	$18.85	$21.73
Quoted market value
High	$26.00	$26.25	$23.90
Low	$19.13	$23.00	$19.45
Close (1)	$20.50	$24.80	$23.00
Common shares outstanding (1)	7,496,826	7,553,113	7,946,658
PERFORMANCE RATIOS
Return on average total assets	0.97%	0.98%	1.00%
Return on average shareholders' equity	10.39%	9.89%	9.06%
Return on average tangible shareholders' equity	13.89%	13.00%	11.61%
Net interest margin yield (FTE)	3.17%	3.01%	2.88%
BALANCE SHEET DATA (1)
Gross loans	$1,334,402	$1,271,910	$1,206,663
AFS securities	$530,497	$557,590	$448,454
Total assets	$2,042,448	$2,048,373	$2,031,407
Deposits	$1,714,948	$1,759,866	$1,636,506
Borrowed funds	$121,392	$86,450	$161,395
Shareholders' equity	$188,431	$190,680	$220,990
Gross loans to deposits	77.81%	72.27%	73.73%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$254,934	$273,294	$290,033
Assets managed by Isabella Wealth	$593,530	$454,535	$493,287
Total assets under management	$2,890,912	$2,776,202	$2,814,727
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.05%	0.28%
Nonperforming assets to total assets	0.05%	0.05%	0.19%
ACL to gross loans	0.96%	0.76%	0.78%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.23%	9.31%	10.88%
Tier 1 leverage	8.70%	8.38%	8.46%
Common equity tier 1 capital	12.39%	12.44%	13.81%
Tier 1 risk-based capital	12.39%	12.44%	13.81%
Total risk-based capital	15.37%	15.33%	17.00%
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

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,300,593	$15,931	4.90%	$1,268,269	$14,889	4.70%	$1,259,573	$13,179	4.19%
Taxable investment securities	485,897	2,356	1.94%	504,889	2,471	1.96%	475,010	2,027	1.71%
Nontaxable investment securities	97,755	946	3.87%	106,240	1,021	3.84%	109,367	975	3.57%
Fed funds sold	4	—	4.70%	17	—	4.50%	6	—	1.47%
Other	37,664	517	5.49%	60,583	486	3.21%	77,176	192	1.00%
Total earning assets	1,921,913	19,750	4.11%	1,939,998	18,867	3.89%	1,921,132	16,373	3.41%
NONEARNING ASSETS
Allowance for credit losses	(12,759)			(12,660)			(9,288)
Cash and demand deposits due from banks	24,807			25,039			22,838
Premises and equipment	26,401			25,864			24,269
Accrued income and other assets	80,374			71,063			84,590
Total assets	$2,040,736			$2,049,304			$2,043,541
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$348,341	$194	0.22%	$379,717	$146	0.15%	$375,123	$56	0.06%
Savings deposits	628,673	1,849	1.18%	645,987	1,466	0.91%	627,916	171	0.11%
Time deposits	303,117	2,066	2.73%	267,463	1,217	1.82%	274,284	627	0.91%
Federal funds purchased and repurchase agreements	35,495	171	1.93%	39,709	149	1.50%	46,029	8	0.07%
FHLB advances	20,404	270	5.29%	—	—	—%	10,000	47	1.88%
Subordinated debt, net of unamortized issuance costs	29,275	266	3.63%	29,253	266	3.64%	29,188	266	3.65%
Total interest bearing liabilities	1,365,305	4,816	1.41%	1,362,129	3,244	0.95%	1,362,540	1,175	0.34%
NONINTEREST BEARING LIABILITIES
Demand deposits	462,953			486,491			470,139
Other	16,906			13,094			15,237
Shareholders’ equity	195,572			187,590			195,625
Total liabilities and shareholders’ equity	$2,040,736			$2,049,304			$2,043,541
Net interest income (FTE)		$14,934			$15,623			$15,198
Net yield on interest earning assets (FTE)			3.11%			3.22%			3.16%
(1) Includes loans and mortgage loans AFS

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,284,520	$30,820	4.80%	$1,247,746	$25,557	4.10%
Taxable investment securities	495,340	4,827	1.95%	448,405	3,642	1.62%
Nontaxable investment securities	101,973	1,967	3.86%	105,507	1,895	3.59%
Fed funds sold	10	—	4.77%	4	—	1.12%
Other	49,059	1,003	4.09%	120,027	301	0.50%
Total earning assets	1,930,902	38,617	4.00%	1,921,689	31,395	3.27%
NONEARNING ASSETS
Allowance for credit losses	(12,709)			(9,209)
Cash and demand deposits due from banks	24,918			24,827
Premises and equipment	26,132			24,364
Accrued income and other assets	75,746			93,648
Total assets	$2,044,989			$2,055,319
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$363,942	$340	0.19%	$379,275	$106	0.06%
Savings deposits	637,281	3,315	1.04%	621,661	330	0.11%
Time deposits	285,389	3,283	2.30%	282,172	1,354	0.96%
Federal funds purchased and repurchase agreements	37,656	320	1.70%	47,535	17	0.07%
FHLB advances	10,193	270	5.30%	12,431	119	1.91%
Subordinated debt, net of unamortized issuance costs	29,264	532	3.64%	29,177	532	3.65%
Total interest bearing liabilities	1,363,725	8,060	1.18%	1,372,251	2,458	0.36%
NONINTEREST BEARING LIABILITIES
Demand deposits	474,656			464,271
Other	15,005			16,061
Shareholders’ equity	191,603			202,736
Total liabilities and shareholders’ equity	$2,044,989			$2,055,319
Net interest income (FTE)		$30,557			$28,937
Net yield on interest earning assets (FTE)			3.17%			3.01%
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

	Three Months Ended June 30, 2023 Compared to March 31, 2023 Increase (Decrease) Due to			Three Months Ended June 30, 2023 Compared to June 30, 2022 Increase (Decrease) Due to			Six Months Ended June 30, 2023 Compared to June 30, 2022 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$386	$656	$1,042	$441	$2,311	$2,752	$772	$4,491	$5,263
Taxable investment securities	(92)	(23)	(115)	47	282	329	408	777	1,185
Nontaxable investment securities	(82)	7	(75)	(108)	79	(29)	(65)	137	72
Other	(229)	260	31	(144)	469	325	(275)	977	702
Total changes in interest income	(17)	900	883	236	3,141	3,377	840	6,382	7,222
Changes in interest expense
Interest bearing demand deposits	(13)	61	48	(4)	142	138	(4)	238	234
Savings deposits	(40)	423	383	—	1,678	1,678	8	2,977	2,985
Time deposits	179	670	849	72	1,367	1,439	16	1,913	1,929
Federal funds purchased and repurchase agreements	(17)	39	22	(2)	165	163	(4)	307	303
FHLB advances	270	—	270	81	142	223	(25)	176	151
Subordinated debt, net of unamortized issuance costs	—	—	—	1	(1)	—	2	(2)	—
Total changes in interest expense	379	1,193	1,572	148	3,493	3,641	(7)	5,609	5,602
Net change in interest margin (FTE)	$(396)	$(293)	$(689)	$88	$(352)	$(264)	$847	$773	$1,620
The interest rate increases during 2022 and the first half of 2023 have alleviated much of the pressure placed on our net interest margin. Over the past several quarters, rising rates on deposit accounts has slowed growth in our net interest margin. With the potential for additional rate increases during the remainder of the year, we should see improvement in net yield on interest earning assets but at slower rates than recent periods.

	Average Yield / Rate for the Three-Month Periods Ended:
	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Total earning assets	4.11%	3.89%	3.77%	3.53%	3.41%
Total interest bearing liabilities	1.41%	0.95%	0.49%	0.35%	0.34%
Net yield on interest earning assets (FTE)	3.11%	3.22%	3.43%	3.28%	3.16%

	Quarter to Date Net Interest Income (FTE)
	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Total interest income (FTE)	$19,750	$18,867	$18,183	$17,276	$16,373
Total interest expense	4,816	3,244	1,643	1,216	1,175
Net interest income (FTE)	$14,934	$15,623	$16,540	$16,060	$15,198

Past Due and Nonaccrual Loans
Fluctuations in past due and nonaccrual loans can have a significant impact on the ACL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans
	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Commercial and industrial	$25	$291	$307	$348	$350
Commercial real estate	2,495	2,844	7,197	2,399	82
Agricultural	218	588	234	574	271
Residential real estate	838	2,365	3,333	507	345
Consumer	103	43	59	180	457
Total	$3,679	$6,131	$11,130	$4,008	$1,505
Total past due and nonaccrual loans to gross loans	0.28%	0.48%	0.88%	0.32%	0.12%
The increase in past due and nonaccrual loans within the commercial and residential loan portfolios was the result of one past due relationship, which has since improved. Therefore, we do not believe the recent increase is an indicator of credit deterioration.
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
The following table summarizes nonaccrual loans as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Commercial and industrial	$17	$20	$22	$100	$102
Commercial real estate	—	57	74	78	82
Agricultural	218	232	234	266	271
Residential real estate	179	179	127	136	85
Total	$414	$488	$457	$580	$540
Nonaccrual loans as a % of loans at end of period	0.03%	0.04%	0.04%	0.05%	0.04%
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 3 – Loans and ACL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Nonaccrual loans	$414	$488	$457	$580	$540
Accruing loans past due 90 days or more	133	—	—	21	119
Total nonperforming loans	547	488	457	601	659
Foreclosed assets	405	414	439	240	241
Debt securities	77	77	77	77	131
Total nonperforming assets	$1,029	$979	$973	$918	$1,031
Nonperforming loans as a % of total loans	0.04%	0.04%	0.04%	0.05%	0.05%
Nonperforming assets as a % of total assets	0.05%	0.05%	0.05%	0.04%	0.05%

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
Upon the adoption of ASC 326 on January 1, 2023, the total amount of the allowance for credit losses on loans estimated using the CECL methodology increased $2,744 compared to the total amount of the allowance for credit losses on loans estimated as of December 31, 2022 using the prior incurred loss methodology. The manner in which credit loss allowances are allocated to the individual portfolio segments was partly impacted by a change in the way the underlying loans within each segment are pooled for modeling purposes. The impact of varying economic conditions and portfolio risk factors are now a component of the credit loss models applied to each modeling pool. In that regard, the amounts allocated to the underlying pools of loans within each portfolio segment more directly reflect the economic variables and portfolio stress factors that correlate with credit losses within each portfolio. Under the prior methodology, allocations in excess of those derived from historical loss rates were recognized as unallocated. Nonetheless, despite fluctuations in the allocation of portions of the overall allowance to the various portfolio segments, the entire allowance is available to absorb any credit losses within the entire loan portfolio.
The following table summarizes our charge-offs, recoveries, provision for credit losses, and ACL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Allowance at beginning of period	$12,640	$9,204	$9,850	$9,103
Adoption of ASC 326	—	—	2,744	—
Charge-offs
Commercial and industrial	—	3	—	3
Commercial real estate	—	—	—	—
Agricultural	4	—	4	—
Residential real estate	—	—	2	—
Consumer	88	103	187	194
Total charge-offs	92	106	193	197
Recoveries
Commercial and industrial	4	26	4	40
Commercial real estate	10	—	20	—
Agricultural	2	1	6	3
Residential real estate	25	42	49	70
Consumer	54	48	126	159
Total recoveries	95	117	205	272
Net loan charge-offs (recoveries)	(3)	(11)	(12)	(75)
Provision for credit losses	190	485	227	522
Allowance at end of period	$12,833	$9,700	$12,833	$9,700
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.00%	0.00%	(0.01)%

The following table summarizes our charge-offs, recoveries, provisions for credit losses, and ACL balances as of, and for the three-month periods ended:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Total charge-offs	$92	$101	$249	$173	$106
Total recoveries	95	110	479	132	117
Net loan charge-offs (recoveries)	(3)	(9)	(230)	41	(11)
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.00%	(0.02)%	0.00%	0.00%
Provision for credit losses	$190	$37	$(57)	$18	$485
Provision for credit losses to average loans outstanding	0.01%	0.00%	0.00%	—%	0.04%
ACL	$12,833	$12,640	$9,850	$9,677	$9,700
ACL as a % of loans at end of period	0.96%	0.99%	0.78%	0.78%	0.76%
ACL as a % of nonaccrual loans	3,099.76%	2,590.16%	2,155.36%	1,668.45%	1,796.30%
The following table illustrates the two main components of the ACL as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
ACL
Individually evaluated	$—	$—	$451	$474	$515
Collectively evaluated	12,833	12,640	9,399	9,203	9,185
Total	$12,833	$12,640	$9,850	$9,677	$9,700
ACL to gross loans
Individually evaluated	0.00%	0.00%	0.04%	0.04%	0.04%
Collectively evaluated	0.96%	0.99%	0.74%	0.74%	0.72%
Total	0.96%	0.99%	0.78%	0.78%	0.76%
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

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2023	2022	$	%
Service charges and fees
ATM and debit card fees	$1,244	$1,202	$42	3.49%
Service charges and fees on deposit accounts	588	631	(43)	(6.81)%
Freddie Mac servicing fee	162	167	(5)	(2.99)%
Net OMSR income (loss)	(41)	213	(254)	(119.25)%
Other fees for customer services	94	71	23	32.39%
Total service charges and fees	2,047	2,284	(237)	(10.38)%
Wealth management fees	981	784	197	25.13%
Earnings on corporate owned life insurance policies	226	222	4	1.80%
Net gain on sale of mortgage loans	56	170	(114)	(67.06)%
All other	294	135	159	117.78%
Total noninterest income	$3,604	$3,595	$9	0.25%

	Six Months Ended June 30
			Change
	2023	2022	$	%
Service charges and fees
ATM and debit card fees	$2,404	$2,295	$109	4.75%
Service charges and fees on deposit accounts	1,199	1,240	(41)	(3.31)%
Freddie Mac servicing fee	321	338	(17)	(5.03)%
Net OMSR income (loss)	(77)	477	(554)	(116.14)%
Other fees for customer services	178	143	35	24.48%
Total service charges and fees	4,025	4,493	(468)	(10.42)%
Wealth management fees	1,767	1,538	229	14.89%
Earnings on corporate owned life insurance policies	452	432	20	4.63%
Net gain on sale of mortgage loans	123	394	(271)	(68.78)%
All other	530	285	245	85.96%
Total noninterest income	$6,897	$7,142	$(245)	(3.43)%
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the income recognized during 2022. A decline in volume of originated loans and the balance of loans serviced led to OMSR losses during the first half of 2023. Income during 2023 will be driven by the volume of loans originated within the servicing-retained portfolio, along with any further future increases in interest rates.
The amount of loans sold is driven by customer demand and balance sheet management strategies. Loan demand declined in the first half of 2023 compared to the prior year. With fewer mortgage loans being originated and sold, we've experienced a decline in net gain on sale of mortgage loans. Demand is expected to continue to be slow during the remainder of 2023 due to the continual rise in interest rates and as a result, net gain on sale of mortgage loans is not expected to exceed 2022 levels.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended June 30
			Change
	2023	2022	$	%
Compensation and benefits	$6,561	$6,037	$524	8.68%
Furniture and equipment	1,613	1,442	171	11.86%
Occupancy	993	929	64	6.89%
Other
Audit, consulting, and legal fees	557	605	(48)	(7.93)%
ATM and debit card fees	409	508	(99)	(19.49)%
Other losses	425	233	192	82.40%
Marketing costs	240	364	(124)	(34.07)%
Memberships and subscriptions	230	207	23	11.11%
FDIC insurance premiums	233	131	102	77.86%
Donations and community relations	256	139	117	84.17%
Loan underwriting fees	216	215	1	0.47%
Director fees	198	187	11	5.88%
All other	608	664	(56)	(8.43)%
Total other noninterest expenses	3,372	3,253	119	3.66%
Total noninterest expenses	$12,539	$11,661	$878	7.53%

	Six Months Ended June 30
			Change
	2023	2022	$	%
Compensation and benefits	$13,150	$12,111	$1,039	8.58%
Furniture and equipment	3,210	2,892	318	11.00%
Occupancy	1,998	1,895	103	5.44%
Other
Audit, consulting, and legal fees	1,092	1,154	(62)	(5.37)%
ATM and debit card fees	809	942	(133)	(14.12)%
Other losses	572	316	256	81.01%
Marketing costs	485	603	(118)	(19.57)%
Memberships and subscriptions	470	424	46	10.85%
FDIC insurance premiums	461	256	205	80.08%
Donations and community relations	440	426	14	3.29%
Loan underwriting fees	431	397	34	8.56%
Director fees	402	388	14	3.61%
All other	1,217	1,177	40	3.40%
Total other noninterest expenses	6,379	6,083	296	4.87%
Total noninterest expenses	$24,737	$22,981	$1,756	7.64%
The increase in compensation and benefits was the result of employee merit increases and staff additions for a new branch, opened March of 2023. Compensation and benefits expense for the remainder of 2023 is expected to exceed 2022 levels.
Furniture and equipment expense has increased due to an initiative towards leased ATMs, implemented during the second half of 2022, leading to increased equipment expense. As a result of this initiative, overall expense for 2023 is expected to exceed expense from 2022.
During the second quarter of 2023, we recognized a loss related to the settlement of a business matter. No further losses are anticipated related to this matter. As such, other losses for the remainder of 2023 are expected to approximate 2022 levels.

The decline in Marketing cost is due to an implementation of a new and enhanced online banking platform that took place in the second quarter of 2022.
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
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2023	December 31 2022	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$29,880	$38,924	$(9,044)	(23.24)%
AFS securities
Amortized cost of AFS securities	574,716	625,605	(50,889)	(8.13)%
Unrealized gains (losses) on AFS securities	(44,219)	(45,124)	905	N/M
AFS securities	530,497	580,481	(49,984)	(8.61)%
Mortgage loans AFS	362	379	(17)	(4.49)%
Loans
Loans	1,334,402	1,264,173	70,229	5.56%
Less allowance for credit losses	12,833	9,850	2,983	30.28%
Net loans	1,321,569	1,254,323	67,246	5.36%
Premises and equipment	26,383	25,553	830	3.25%
Corporate owned life insurance policies	33,433	32,988	445	1.35%
Equity securities without readily determinable fair values	15,746	15,746	—	—%
Goodwill and other intangible assets	48,285	48,287	(2)	—%
Accrued interest receivable and other assets	36,293	33,586	2,707	8.06%
TOTAL ASSETS	$2,042,448	$2,030,267	$12,181	0.60%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,714,948	$1,744,275	$(29,327)	(1.68)%
Borrowed funds	121,392	87,016	34,376	39.51%
Accrued interest payable and other liabilities	17,677	12,766	4,911	38.47%
Total liabilities	1,854,017	1,844,057	9,960	0.54%
Shareholders’ equity	188,431	186,210	2,221	1.19%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,042,448	$2,030,267	$12,181	0.60%
As shown above, total assets increased $12,181 from December 31, 2022, driven primarily by an increase in loans, partially offset by a decline in AFS securities. Total loans grew $70,229, largely driven by an increase in advance to mortgage brokers and the commercial and consumer portfolios, offset by a decline in the agricultural portfolio. With the decline in deposits, loan growth was funded by maturities and principal paydowns within the AFS securities portfolio, as well as short-term borrowed funds.

The following table outlines the changes in loan balances:

	June 30 2023	December 31 2022	$ Change	% Change (unannualized)
Commercial and industrial	$194,914	$178,428	$16,486	9.24%
Commercial real estate	564,254	566,012	(1,758)	(0.31)%
Advances to mortgage brokers	39,099	—	39,099	N/M
Agricultural	96,689	104,985	(8,296)	(7.90)%
Residential real estate	343,474	336,694	6,780	2.01%
Consumer	95,972	78,054	17,918	22.96%
Total	$1,334,402	$1,264,173	$70,229	5.56%
The following table displays loan balances as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Commercial and industrial	$194,914	$189,185	$178,428	$180,124	$175,674
Commercial real estate	564,254	566,410	566,012	552,399	559,602
Advances to mortgage brokers	39,099	—	—	1,484	37,291
Agricultural	96,689	94,760	104,985	97,527	94,726
Residential real estate	343,474	336,186	336,694	330,232	329,795
Consumer	95,972	84,110	78,054	74,385	74,822
Total	$1,334,402	$1,270,651	$1,264,173	$1,236,151	$1,271,910
We've experienced an increase in commercial loan demand in recent periods, with demand expected to continue during the remainder of the year. During the second quarter of 2023, we resumed participation in advances to mortgage brokers. Our participation in this mortgage purchase program paused during most of 2022 and the first quarter of 2023 due to low mortgage volume. Continued growth in the agricultural portfolio is expected during the remainder of 2023, but not at the same level of growth experienced in 2022 as the result of the competitive lending environment. Residential mortgage lending activities have slowed over the last year as a result of rising interest rates. As interest rates are expected to remain high throughout 2023, growth in residential loans is anticipated to continue but at a slower pace. We've experienced steady growth in the consumer portfolio and expect this trend to continue during the remainder of 2023.
The following table outlines the changes in deposit balances:

	June 30 2023	December 31 2022	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$458,845	$494,346	$(35,501)	(7.18)%
Interest bearing demand deposits	335,922	372,155	(36,233)	(9.74)%
Savings deposits	606,644	625,734	(19,090)	(3.05)%
Certificates of deposit	313,288	251,541	61,747	24.55%
Internet certificates of deposit	249	499	(250)	(50.10)%
Total	$1,714,948	$1,744,275	$(29,327)	(1.68)%
The following table displays deposit balances as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Noninterest bearing demand deposits	$458,845	$478,829	$494,346	$510,127	$488,110
Interest bearing demand deposits	335,922	383,602	372,155	368,537	370,284
Savings deposits	606,644	662,495	625,734	651,129	635,397
Certificates of deposit	313,288	288,103	251,541	260,741	265,477
Internet certificates of deposit	249	499	499	499	598
Total	$1,714,948	$1,813,528	$1,744,275	$1,791,033	$1,759,866
Total deposits have fluctuated significantly over the past 12 months with an overall decline in non-contractual deposits, such as demand and savings deposits. We have experienced significant growth in certificates of deposit during the first half of 2023 as a result of the recent increase in the interest rate environment. We expect interest rates to continue to rise in 2023 and anticipate a continuation in the shift of customers moving to higher interest earning products.
The primary objective of our investing activities is to manage our overall exposure to changes in interest rates. Secondary considerations include ensuring ample access to liquidity, generating returns, and providing current income. The following table displays fair values of AFS securities as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
U.S. Treasury	$209,353	$212,086	$208,701	$206,791	$214,474
States and political subdivisions	95,242	108,719	117,512	114,000	119,649
Auction rate money market preferred	2,637	2,716	2,342	2,479	2,497
Mortgage-backed securities	35,532	37,797	39,070	41,042	45,796
Collateralized mortgage obligations	180,996	200,252	205,728	209,720	167,572
Corporate	6,737	7,080	7,128	7,201	7,602
Total	$530,497	$568,650	$580,481	$581,233	$557,590
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, subordinated debt, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets, which occurred during the second quarter of 2023. The increase in borrowings during the second quarter was the result of short-term FHLB advances, with maturities within three weeks after June 30, 2023.
The following table displays borrowed funds balances as of:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Securities sold under agreements to repurchase without stated maturity dates	$37,102	$31,995	$57,771	$52,479	$47,247
FHLB advances	55,000	—	—	—	10,000
Fixed rate at 3.25% to floating, due 2031	29,290	29,267	29,245	29,225	29,203
Total	$121,392	$61,262	$87,016	$81,704	$86,450
In 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders.
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 37,983 shares or $846 of common stock during the first six months of 2023, as compared to 36,238 shares or $907 of common stock during the same period in 2022. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $428 and $249 during the six-month periods ended June 30, 2023 and 2022, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $128 during the first six months of 2023, as compared to $77 during the same period in 2022.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 100,578 shares or $2,409 of common stock during the first six months of 2023 and 15,766 shares or $397 during the first six months of 2022. As of June 30, 2023, we were authorized to repurchase up to an additional 319,248 shares of common stock.
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

	June 30, 2023			December 31, 2022
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.39%	7.00%	6.50%	12.91%	7.00%	6.50%
Tier 1 capital	12.39%	8.50%	8.00%	12.91%	8.50%	8.00%
Total capital	15.37%	10.50%	10.00%	15.79%	10.50%	10.00%
Tier 1 leverage	8.70%	4.00%	5.00%	8.61%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for loan and lease losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At June 30, 2023, the Bank also exceeded minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $410,714 or 20.11% of assets as of June 30, 2023, compared to $488,981 or 24.08% as of December 31, 2022. The decrease in the amount and percentage of primary liquidity is a direct result of an increase in loans, decrease in market deposits, and a decrease in unencumbered AFS securities, collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2023, we had available lines of credit of $312,211.

The frequency and complexity of our liquidity stress testing has increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19 and changes within the interest rate and economic environment. Our liquidity position remained strong at June 30, 2023, which is illustrated in the following table:

June 30 2023
Total cash and cash equivalents	$29,880
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	186,284
FRB Discount Window	27,927
Other lines of credit	5,000
Total available lines of credit	312,211
Unencumbered lendable value of FRB collateral, estimated[1]	360,000
Total cash and liquidity	$702,091
(1)Includes estimated unencumbered lendable value of FHLB collateral of $260,000
The following table summarizes our sources and uses of cash for the six-month period ended June 30:

	2023	2022	$ Variance
Net cash provided by (used in) operating activities	$14,941	$14,780	$161
Net cash provided by (used in) investing activities	(22,343)	(70,681)	48,338
Net cash provided by (used in) financing activities	(1,642)	32,588	(34,230)
Increase (decrease) in cash and cash equivalents	(9,044)	(23,313)	14,269
Cash and cash equivalents January 1	38,924	105,330	(66,406)
Cash and cash equivalents June 30	$29,880	$82,017	$(52,137)
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended June 30, 2023, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
March 31, 2023				380,547
April 1 - 30	47,490	$24.87	47,490	333,057
May 1 - 31	7,727	20.32	7,727	325,330
June 1 - 30	6,082	21.70	6,082	319,248
June 30, 2023	61,299	$23.98	61,299	319,248
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

Isabella Bank Corporation

Date:	July 28, 2023	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2023	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)