Form 10-Q
period 2023-09-30
ISABELLA BANK Corp
filed 2023-10-27
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,493,698 as of October 25, 2023.

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

ACL: Allowance for credit losses	FHLB: Federal Home Loan Bank
AFS: Available-for-sale	Freddie Mac: Federal Home Loan Mortgage Corporation
ALCO: Asset-Liability Committee	FTE: Fully taxable equivalent
ALLL: Allowance for loan and lease losses	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	N/A: Not applicable
ASU: FASB Accounting Standards Update	N/M: Not meaningful
ATM: Automated teller machine	NAV: Net asset value
CECL: Current expected credit losses	NSF: Non-sufficient funds
CIK: Central Index Key	OCI: Other comprehensive income (loss)
COVID-19: Coronavirus disease 2019	OMSR: Originated mortgage servicing rights
DIF: Deposit Insurance Fund	OREO: Other real estate owned
DIFS: Department of Insurance and Financial Services	OTTI: Other-than-temporary impairment
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	Rabbi Trust: A trust established to fund our Directors Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	XBRL: eXtensible Business Reporting Language
FRB: Federal Reserve Bank	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2023	December 31 2022
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$48,862	$27,420
Fed Funds sold and interest bearing balances due from banks	67,017	11,504
Total cash and cash equivalents	115,879	38,924
AFS securities, at fair value	516,897	580,481
Mortgage loans AFS	105	379
Loans	1,334,674	1,264,173
Less allowance for credit losses	12,767	9,850
Net loans	1,321,907	1,254,323
Premises and equipment	26,960	25,553
Corporate owned life insurance policies	33,654	32,988
Equity securities without readily determinable fair values	15,848	15,746
Goodwill and other intangible assets	48,285	48,287
Accrued interest receivable and other assets	38,955	33,586
TOTAL ASSETS	$2,118,490	$2,030,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$445,043	$494,346
Interest bearing demand deposits	363,558	372,155
Certificates of deposit under $250 and other savings	853,991	810,642
Certificates of deposit over $250	106,882	67,132
Total deposits	1,769,474	1,744,275
Borrowed funds
Federal funds purchased and repurchase agreements	52,330	57,771
FHLB advances	65,000	—
Subordinated debt, net of unamortized issuance costs	29,312	29,245
Total borrowed funds	146,642	87,016
Accrued interest payable and other liabilities	17,251	12,766
Total liabilities	1,933,367	1,844,057
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,490,557 shares (including 136,694 shares held in the Rabbi Trust) in 2023 and 7,559,421 shares (including 154,879 shares held in the Rabbi Trust) in 2022	127,680	128,651
Shares to be issued for deferred compensation obligations	3,641	5,005
Retained earnings	95,533	89,748
Accumulated other comprehensive income (loss)	(41,731)	(37,194)
Total shareholders’ equity	185,123	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,118,490	$2,030,267

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Interest income
Loans, including fees	$17,270	$13,563	$48,090	$39,120
AFS securities
Taxable	2,327	2,209	7,211	5,851
Nontaxable	636	726	2,019	2,090
Federal funds sold and other	252	521	1,255	822
Total interest income	20,485	17,019	58,575	47,883
Interest expense
Deposits	5,015	908	11,953	2,698
Borrowings
Federal funds purchased and repurchase agreements	284	9	604	26
FHLB advances	617	33	887	152
Subordinated debt, net of unamortized issuance costs	267	266	799	798
Total interest expense	6,183	1,216	14,243	3,674
Net interest income	14,302	15,803	44,332	44,209
Provision for credit losses	(292)	18	(55)	540
Net interest income after provision for credit losses	14,594	15,785	44,387	43,669
Noninterest income
Service charges and fees	2,060	2,122	6,085	6,615
Wealth management fees	858	679	2,625	2,217
Earnings on corporate owned life insurance policies	229	223	681	655
Net gain on sale of mortgage loans	109	174	232	568
Other	158	54	688	339
Total noninterest income	3,414	3,252	10,311	10,394
Noninterest expenses
Compensation and benefits	6,639	6,369	19,789	18,480
Furniture and equipment	1,612	1,490	4,822	4,382
Occupancy	923	918	2,921	2,813
Other	3,484	3,140	9,863	9,223
Total noninterest expenses	12,658	11,917	37,395	34,898
Income before federal income tax expense	5,350	7,120	17,303	19,165
Federal income tax expense	937	1,233	2,939	3,249
NET INCOME	$4,413	$5,887	$14,364	$15,916
Earnings per common share
Basic	$0.59	$0.78	$1.91	$2.11
Diluted	$0.58	$0.77	$1.89	$2.08
Cash dividends per common share	$0.28	$0.27	$0.84	$0.81

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net income	$4,413	$5,887	$14,364	$15,916
Unrealized gains (losses) on AFS securities arising during the period	(6,708)	(22,815)	(5,736)	(56,413)
Reclassification adjustment for net (gains) losses included in net income	—	—	(67)	—
Tax effect (1)	1,394	4,788	1,266	11,687
Unrealized gains (losses) on AFS securities, net of tax	(5,314)	(18,027)	(4,537)	(44,726)
Comprehensive income (loss)	$(901)	$(12,140)	$9,827	$(28,810)
(1)See “Note 9 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2022	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	15,916	(44,726)	(28,810)
Issuance of common stock	55,549	1,344	—	—	—	1,344
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	346	—	—	346
Share-based compensation expense recognized in earnings under the RSP	—	108	—	—	—	108
Common stock purchased for deferred compensation obligations	—	(828)	—	—	—	(828)
Common stock repurchased	(23,842)	(585)	—	—	—	(585)
Cash dividends paid ($0.81 per common share)	—	—	—	(6,011)	—	(6,011)
September 30, 2022	7,564,348	$129,094	$4,888	$85,497	$(42,867)	$176,612
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	14,364	(4,537)	9,827
Issuance of common stock	55,456	1,208	—	—	—	1,208
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,841	(1,841)	—	—	—
Share-based payment awards under the Directors Plan	—	—	477	—	—	477
Share-based compensation expense recognized in earnings under the RSP	—	219	—	—	—	219
Common stock purchased for deferred compensation obligations	—	(1,333)	—	—	—	(1,333)
Common stock repurchased	(124,320)	(2,906)	—	—	—	(2,906)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,162)	—	(6,162)
September 30, 2023	7,490,557	$127,680	$3,641	$95,533	$(41,731)	$185,123

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2023	2022
OPERATING ACTIVITIES
Net income	$14,364	$15,916
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	(55)	540
Depreciation	1,482	1,591
Amortization of OMSR	97	55
Amortization of acquisition intangibles	2	12
Amortization of subordinated debt issuance costs	67	67
Net amortization of AFS securities	1,120	1,568
Net gains on sale of AFS securities	(67)	—
Net gain on sale of mortgage loans	(232)	(568)
Change in OMSR valuation allowance	—	(532)
Net (gains) losses on foreclosed assets	(150)	(5)
Increase in cash value of corporate owned life insurance policies, net of expenses	(666)	(605)
Gains from redemption of corporate owned life insurance policies	—	(57)
Share-based payment awards under the Directors Plan	477	346
Share-based payment awards under the RSP	219	108
Deferred income tax expense (benefit)	53	—
Origination of loans held-for-sale	(6,972)	(19,566)
Proceeds from loan sales	7,478	20,935
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	1,459	(2,592)
Accrued interest payable and other liabilities	(218)	3,216
Net cash provided by (used in) operating activities	18,458	20,429
INVESTING ACTIVITIES
Activity in AFS securities
Sales	18,089	—
Maturities, calls, and principal payments	44,805	56,044
Purchases	(6,166)	(204,657)
Net loan principal (originations) collections	(70,614)	64,791
Proceeds from sales of foreclosed assets	421	105
Purchases of premises and equipment	(2,889)	(2,279)
Proceeds from redemption of corporate owned life insurance policies	—	370
Proceeds from sale of FHLB Stock	—	2,288
Purchases of FRB Stock	—	(401)
Funding of low income housing tax credit investments	(612)	(39)
Purchase of equity investments	(102)	—
Net cash provided by (used in) investing activities	(17,068)	(83,778)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2023	2022
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$25,199	$80,694
Net increase (decrease) in fed funds purchased and repurchase agreements	(5,441)	2,317
Net increase (decrease) in FHLB advances	65,000	(20,000)
Cash dividends paid on common stock	(6,162)	(6,011)
Proceeds from issuance of common stock	1,208	1,344
Common stock repurchased	(2,906)	(585)
Common stock purchased for deferred compensation obligations	(1,333)	(828)
Net cash provided by (used in) financing activities	75,565	56,931
Increase (decrease) in cash and cash equivalents	76,955	(6,418)
Cash and cash equivalents at beginning of period	38,924	105,330
Cash and cash equivalents at end of period	$115,879	$98,912
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$13,442	$3,524
Income taxes paid	$2,250	$2,500
SUPPLEMENTAL NONCASH INFORMATION:
Investment of low income housing tax credits	$5,000	$—
Transfers of loans to foreclosed assets	$341	$129

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Loans in nonaccrual status are individually analyzed on a loan-by-loan basis. Loans evaluated individually are not included in the general, or pooled, component of the ACL. For collateralized loans, the loan's specific allowance is measured by the fair value of the collateral approach. The specific reserve is based on the fair value of the collateral, less costs to sell if foreclosure is probable, and an allowance is established when the collateral value is lower than the carrying value of the loan. When the discounted cash flow method is used to measure the loan's specific allowance, the effective interest rate is used to discount expected cash flows to incorporate expected prepayments. An allowance is established when the discounted cash flows are lower than the carrying value of the loan. For large groups of smaller-balance, homogeneous loans, we may collectively evaluate these loans for measurement of an allowance.
Off Balance Sheet Credit Related Financial Instruments: In the ordinary course of business, we enter into commitments to extend credit, including commitments under credit card arrangements, commercial lines of credit, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded. In connection with these commitments, we established an allowance for credit losses related to off-balance-sheet credit exposures. The allowance, recorded in a liability account, is calculated in accordance with ASC 326 and represents expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. The estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,318	$—	$22,136	$209,182
States and political subdivisions	97,042	350	7,619	89,773
Auction rate money market preferred	3,200	—	630	2,570
Mortgage-backed securities	36,927	—	4,004	32,923
Collateralized mortgage obligations	191,187	—	15,557	175,630
Corporate	8,150	—	1,331	6,819
Total	$567,824	$350	$51,277	$516,897

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,622	$—	$22,921	$208,701
States and political subdivisions	122,023	392	4,903	117,512
Auction rate money market preferred	3,200	—	858	2,342
Mortgage-backed securities	42,309	—	3,239	39,070
Collateralized mortgage obligations	218,301	—	12,573	205,728
Corporate	8,150	—	1,022	7,128
Total	$625,605	$392	$45,516	$580,481
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2023 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,318	$—	$—	$—	$231,318
States and political subdivisions	11,998	31,826	20,807	32,411	—	97,042
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	36,927	36,927
Collateralized mortgage obligations	—	—	—	—	191,187	191,187
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$11,998	$263,144	$28,957	$32,411	$231,314	$567,824
Fair value	$11,945	$240,395	$25,832	$27,602	$211,123	$516,897
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group. Approximately $148,000 of the amortized cost of the collateralized mortgage portfolio consist of agency commercial mortgage-backed securities with defined maturity dates of less than ten years.

A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Proceeds from sales of AFS securities	$—	$—	$18,089	$—
Realized gains (losses)	$—	$—	$67	$—
Applicable income tax expense (benefit)	$—	$—	$14	$—
The following information pertains to AFS securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$22,136	$209,182	$22,136
States and political subdivisions	962	24,474	6,657	53,180	7,619
Auction rate money market preferred	—	—	630	2,570	630
Mortgage-backed securities	1	38	4,003	32,885	4,004
Collateralized mortgage obligations	294	4,362	15,263	171,268	15,557
Corporate	—	—	1,331	6,819	1,331
Total	$1,257	$28,874	$50,020	$475,904	$51,277
Number of securities in an unrealized loss position:		67		400	467

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$1,388	$18,331	$21,533	$190,370	$22,921
States and political subdivisions	2,389	48,083	2,514	40,667	4,903
Auction rate money market preferred	—	—	858	2,342	858
Mortgage-backed securities	3,239	39,070	—	—	3,239
Collateralized mortgage obligations	12,408	201,315	165	4,411	12,573
Corporate	—	—	1,022	7,128	1,022
Total	$19,424	$306,799	$26,092	$244,918	$45,516
Number of securities in an unrealized loss position:		178		266	444
As of September 30, 2023, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	September 30 2023	Percent of Total	December 31 2022	Percent of Total
Commercial and industrial
Secured	$176,887	13.24%	$161,895	12.80%
Unsecured	18,927	1.42%	16,533	1.31%
Total commercial and industrial	195,814	14.66%	178,428	14.11%
Commercial real estate
Commercial mortgage owner occupied	183,497	13.75%	192,117	15.20%
Commercial mortgage non-owner occupied	216,675	16.23%	204,091	16.14%
Commercial mortgage 1-4 family investor	88,150	6.60%	85,278	6.75%
Commercial mortgage multifamily	78,317	5.87%	84,526	6.69%
Total commercial real estate	566,639	42.45%	566,012	44.78%
Advances to mortgage brokers	24,807	1.86%	—	—%
Agricultural
Agricultural mortgage	69,930	5.24%	73,002	5.77%
Agricultural	29,303	2.20%	31,983	2.53%
Total agricultural	99,233	7.44%	104,985	8.30%
Residential real estate
Senior lien	306,054	22.93%	300,225	23.75%
Junior lien	5,501	0.41%	3,282	0.26%
Home equity lines of credit	36,641	2.75%	33,187	2.63%
Total residential real estate	348,196	26.09%	336,694	26.64%
Consumer
Secured - direct	38,029	2.85%	37,127	2.94%
Secured - indirect	58,660	4.40%	37,814	2.98%
Unsecured	3,296	0.25%	3,113	0.25%
Total consumer	99,985	7.50%	78,054	6.17%
Total	$1,334,674	100.00%	$1,264,173	100.00%
For a summary of the accounting policies related to loans, interest recognition, and the ACL for loans, including updates to such policies, refer to “Note 1 – Significant Accounting Policies” and our Annual Report on Form 10-K for the year ended December 31, 2022.
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in mid-Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A portion of loans are unsecured.
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
•Ensuring the payment of principal, interest, taxes, and hazard insurance generally does not exceed 28% of a borrower’s gross income.
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

The following table summarizes nonaccrual loan data by class of loans as of:

	September 30, 2023		December 31, 2022
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial:
Secured	$17	$17	$22	$22
Commercial real estate:
Commercial mortgage 1-4 family investor	—	—	74	74
Agricultural:
Agricultural mortgage	41	41	67	67
Agricultural other	167	167	167	167
Residential real estate:
Senior lien	295	295	127	107
Total	$520	$520	$457	$437
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$180	$—	$17	$176,690	$176,887	$—
Unsecured	10	—	—	18,917	18,927	—
Total commercial and industrial	190	—	17	195,607	195,814	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	183,497	183,497	—
Commercial mortgage non-owner occupied	—	—	—	216,675	216,675	—
Commercial mortgage 1-4 family investor	—	—	—	88,150	88,150	—
Commercial mortgage multifamily	—	—	—	78,317	78,317	—
Total commercial real estate	—	—	—	566,639	566,639	—
Advances to mortgage brokers	—	—	—	24,807	24,807	—
Agricultural
Agricultural mortgage	—	—	—	69,930	69,930	—
Agricultural	10	—	—	29,293	29,303	—
Total agricultural	10	—	—	99,223	99,233	—
Residential real estate
Senior lien	185	405	131	305,333	306,054	—
Junior lien	—	—	—	5,501	5,501	—
Home equity lines of credit	—	—	—	36,641	36,641	—
Total residential real estate	185	405	131	347,475	348,196	—
Consumer
Secured - direct	7	12	—	38,010	38,029	—
Secured - indirect	17	8	—	58,635	58,660	—
Unsecured	9	—	—	3,287	3,296	—
Total consumer	33	20	—	99,932	99,985	—
Total	$418	$425	$148	$1,333,683	$1,334,674	$—

	December 31, 2022
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$536	$—	$—	$161,359	$161,895	$—
Unsecured	—	—	—	16,533	16,533	—
Total commercial and industrial	536	—	—	177,892	178,428	—
Commercial real estate
Commercial mortgage owner occupied	94	—	—	192,023	192,117	—
Commercial mortgage non-owner occupied	4,208	2,570	—	197,313	204,091	—
Commercial mortgage 1-4 family investor	—	—	14	85,264	85,278	—
Commercial mortgage multifamily	—	—	—	84,526	84,526	—
Total commercial real estate	4,302	2,570	14	559,126	566,012	—
Advances to mortgage brokers	—	—	—	—	—	—
Agricultural
Agricultural mortgage	—	—	—	73,002	73,002	—
Agricultural	—	—	—	31,983	31,983	—
Total agricultural	—	—	—	104,985	104,985	—
Residential real estate
Senior lien	3,025	225	—	296,975	300,225	—
Junior lien	—	—	—	3,282	3,282	—
Home equity lines of credit	38	—	—	33,149	33,187	—
Total residential real estate	3,063	225	—	333,406	336,694	—
Consumer
Secured - direct	1	—	—	37,126	37,127	—
Secured - indirect	45	8	—	37,761	37,814	—
Unsecured	4	—	—	3,109	3,113	—
Total consumer	50	8	—	77,996	78,054	—
Total	$7,951	$2,803	$14	$1,253,405	$1,264,173	$—

Credit Quality Indicators
The following table displays commercial and agricultural loans by credit risk ratings and year of origination as of:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$5,410	$4,336	$5,991	$7,221	$533	$972	$13,179	$—	$37,642
Risk rating 4	26,976	37,506	23,971	5,991	2,831	1,788	30,522	—	129,585
Risk rating 5	411	2,849	252	338	141	114	1,965	—	6,070
Risk rating 6	665	—	8	233	13	150	2,504	—	3,573
Risk rating 7	—	—	—	17	—	—	—	—	17
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$33,462	$44,691	$30,222	$13,800	$3,518	$3,024	$48,170	$—	$176,887
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$538	$259	$144	$71	$107	$910	$4,435	$—	$6,464
Risk rating 4	955	3,200	636	596	—	—	7,012	—	12,399
Risk rating 5	—	33	—	—	—	—	31	—	64
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,493	$3,492	$780	$667	$107	$910	$11,478	$—	$18,927
Current year-to-date gross charge-offs	$8	$—	$—	$—	$—	$—	$21	$—	$29
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,403	$1,746	$12,878	$14,429	$926	$3,376	$73	$—	$36,831
Risk rating 4	10,764	34,268	39,950	14,627	13,741	20,944	1,806	—	136,100
Risk rating 5	1,489	736	197	225	3,881	1,975	397	—	8,900
Risk rating 6	—	—	882	236	—	548	—	—	1,666
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$15,656	$36,750	$53,907	$29,517	$18,548	$26,843	$2,276	$—	$183,497
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$71	$4,425	$6,554	$877	$178	$1,797	$—	$—	$13,902
Risk rating 4	27,875	62,364	37,957	12,309	7,706	43,478	567	—	192,256
Risk rating 5	—	—	5,897	—	—	3,530	—	—	9,427
Risk rating 6	1,034	—	—	56	—	—	—	—	1,090
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$28,980	$66,789	$50,408	$13,242	$7,884	$48,805	$567	$—	$216,675
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$139	$1,558	$881	$916	$675	$1,020	$1,205	$—	$6,394
Risk rating 4	8,844	12,417	31,029	15,404	3,157	4,215	5,413	—	80,479
Risk rating 5	154	358	77	—	56	—	—	—	645
Risk rating 6	559	—	—	—	61	12	—	—	632
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$9,696	$14,333	$31,987	$16,320	$3,949	$5,247	$6,618	$—	$88,150
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,775	$4,774	$2,088	$573	$—	$1,853	$—	$—	$14,063
Risk rating 4	1,375	19,448	16,146	824	555	21,994	526	—	60,868
Risk rating 5	—	—	—	16	—	—	—	—	16
Risk rating 6	—	—	35	—	—	3,335	—	—	3,370
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,150	$24,222	$18,269	$1,413	$555	$27,182	$526	$—	$78,317
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$24,807	$—	$—	$—	$—	$—	$—	$—	$24,807
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,859	$1,171	$2,816	$611	$1,250	$85	$—	$9,084
Risk rating 4	5,391	13,054	9,236	6,038	3,995	8,042	833	—	46,589
Risk rating 5	126	4,377	5,903	702	185	60	236	—	11,589
Risk rating 6	851	—	—	—	—	1,776	—	—	2,627
Risk rating 7	—	—	—	—	—	41	—	—	41
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,660	$20,290	$16,310	$9,556	$4,791	$11,169	$1,154	$—	$69,930
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$617	$81	$121	$40	$268	$151	$739	$—	$2,017
Risk rating 4	1,380	2,711	2,415	684	158	77	14,958	—	22,383
Risk rating 5	724	9	168	507	—	623	2,422	—	4,453
Risk rating 6	—	—	34	—	—	—	249	—	283
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,721	$2,801	$2,738	$1,231	$426	$851	$18,535	$—	$29,303
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following table displays residential real estate and consumer loans by payment status and year of origination as of:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$32,147	$54,084	$82,460	$53,888	$24,279	$58,440	$—	$—	$305,298
Past due 30-89 days	—	—	—	—	189	272	—	—	461
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	51	—	—	31	—	213	—	—	295
Total	$32,198	$54,084	$82,460	$53,919	$24,468	$58,925	$—	$—	$306,054
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$3,097	$1,406	$190	$141	$176	$491	$—	$—	$5,501
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,097	$1,406	$190	$141	$176	$491	$—	$—	$5,501
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$36,641	$—	$36,641
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$36,641	$—	$36,641
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer : Secured - direct
Current	$12,632	$10,739	$7,116	$3,926	$1,966	$1,631	$—	$—	$38,010
Past due 30-89 days	12	—	7	—	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$12,644	$10,739	$7,123	$3,926	$1,966	$1,631	$—	$—	$38,029
Current year-to-date gross charge-offs	$31	$12	$5	$—	$—	$—	$—	$—	$48
Consumer : Secured - indirect
Current	$27,842	$12,031	$7,457	$5,692	$2,210	$3,403	$—	$—	$58,635
Past due 30-89 days	—	—	1	12	7	5	—	—	25
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$27,842	$12,031	$7,458	$5,704	$2,217	$3,408	$—	$—	$58,660
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,385	$906	$190	$116	$12	$1	$677	$—	$3,287
Past due 30-89 days	—	3	6	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,385	$909	$196	$116	$12	$1	$677	$—	$3,296
Current year-to-date gross charge-offs	$256	$18	$11	$2	$—	$1	$1	$—	$289
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
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the nine-month period ended September 30, 2023. There were no loan modifications granted to borrowers experiencing financial difficulty for the three-month period ended September 30, 2023.

	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	—%
Agricultural
Agricultural mortgage	232	0.33%	28	0.04%
Agricultural	34	0.12%	—	—%
Residential real estate
Senior lien	5	—%	—	—%
Total	$1,305		$28
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 in additional funds to be disbursed in connection with modified loans at September 30, 2023, as displayed in the table above, at September 30, 2023.

The following table summarizes the financial effect of the modifications granted to borrowers experiencing financial difficulty for the nine-month period ended September 30, 2023:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial mortgage non-owner occupied	N/A	3.00
Agricultural
Agricultural mortgage	4.50%	1.08
Agricultural	N/A	1.00
Residential real estate
Senior lien	N/A	2.60
During the three-month period ended September 30, 2022, there was one loan restructured with a below market interest rate in the amount of $55. During the nine months ended September 30, 2022, there were two loans restructured, one with a below market interest rate of $55, and one with both a below market interest rate and extension of amortization period in the amount of $98. Total restructured loans at September 30, 2022 was $153.
We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified during the nine-month period ended September 30, 2023 were all current at September 30, 2023, with no loans in past due status.
We had no loans that defaulted in the three and nine-month periods ended September 30, 2023 and 2022 which were modified within 12 months prior to the default date.

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
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows:

	Allowance for Credit Losses
	Three Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2023	$822	$5,968	$264	$4,173	$1,606	$—	$12,833
Charge-offs	(29)	—	—	—	(150)	—	(179)
Recoveries	70	3	—	266	94	—	433
Credit loss expense	(34)	(101)	5	(281)	91	—	(320)
September 30, 2023	$829	$5,870	$269	$4,158	$1,641	$—	$12,767

	Allowance for Credit Losses
	Nine Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	(29)	—	(4)	(2)	(337)	—	(372)
Recoveries	74	23	6	315	220	—	638
Credit loss expense	(18)	(146)	(63)	(307)	441	—	(93)
September 30, 2023	$829	$5,870	$269	$4,158	$1,641	$—	$12,767

	Allowance for Loan Losses
	Three Months Ended September 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2022	$1,758	$451	$639	$1,323	$5,529	$9,700
Charge-offs	—	—	—	(173)	—	(173)
Recoveries	14	1	53	64	—	132
Credit loss expense	(436)	35	(70)	(168)	657	18
September 30, 2022	$1,336	$487	$622	$1,046	$6,186	$9,677

	Allowance for Loan Losses
	Nine Months Ended September 30, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(3)	—	—	(367)	—	(370)
Recoveries	54	4	123	223	—	404
Credit loss expense	(455)	194	(248)	282	767	540
September 30, 2022	$1,336	$487	$622	$1,046	$6,186	$9,677

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance
Individually evaluated for impairment	$12	$—	$439	$—	$—	$451
Collectively evaluated for impairment	1,309	577	178	961	6,374	9,399
Total	$1,321	$577	$617	$961	$6,374	$9,850
Loans
Individually evaluated for impairment	$8,342	$10,935	$2,741	$—		$22,018
Collectively evaluated for impairment	736,098	94,050	333,953	78,054		1,242,155
Total	$744,440	$104,985	$336,694	$78,054		$1,264,173
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	September 30, 2023		December 31, 2022
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	8,342	12
Agricultural	182	—	10,935	—
Residential real estate	209	—	2,741	439
Consumer	—	—	—	—
Total	$391	$—	$22,018	$451
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

Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis with no allowance include $391 in collateral dependent loans.
Note 4 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended September 30
	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,327	$46,574	1.90%	$54,051	$49,267	0.07%
Federal funds purchased	$—	$1	6.13%	$—	$—	—%
FRB Discount Window	$—	$135	5.30%	$—	$—	—%

	Nine Months Ended September 30
	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$54,327	$40,601	1.64%	$54,051	$48,118	0.07%
Federal funds purchased	$—	$17	6.08%	$—	$1	0.79%
FRB Discount Window	$—	$89	5.28%	$—	$—	—%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $75,225 and $58,291 at September 30, 2023 and December 31, 2022, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$52,330	2.43%	$57,771	0.49%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2023	December 31 2022
Pledged to secure borrowed funds	$380,424	$347,331
Pledged to secure repurchase agreements	75,225	58,291
Pledged for public deposits and for other purposes necessary or required by law	72,730	48,698
Total	$528,379	$454,320

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2023	December 31 2022
U.S. Treasury	$63,109	$29,351
States and political subdivisions	—	11,037
Mortgage-backed securities	9,410	6,819
Collateralized mortgage obligations	2,706	11,084
Total	$75,225	$58,291
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2023, we had the ability to borrow up to an additional $287,910, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Fixed rate due 2023	$65,000	5.57%	$—	—%
FHLB advances outstanding as of September 30, 2023 were short-term, with maturities within four weeks after September 30, 2023.
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
The following table summarizes our outstanding notes as of:

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(688)		(755)
Total subordinated debt, net	$29,312		$29,245

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Average number of common shares outstanding for basic calculation	7,495,168	7,555,333	7,517,680	7,544,909
Average potential effect of common shares in the Directors Plan (1)	45,637	66,506	44,415	74,931
Average potential effect of common shares in the RSP	29,569	29,111	29,569	27,277
Average number of common shares outstanding used to calculate diluted earnings per common share	7,570,374	7,650,950	7,591,664	7,647,117
Net income	$4,413	$5,887	$14,364	$15,916
Earnings per common share
Basic	$0.59	$0.78	$1.91	$2.11
Diluted	$0.58	$0.77	$1.89	$2.08
(1)Exclusive of shares held in the Rabbi Trust
Note 6 – Restricted Stock Plan
Under the RSP, an equity-based bonus plan, we award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO, President, and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All such Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended September 30
	2023		2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, July 1	30,777	$683	30,208	$679
Granted	(3,705)	(91)	(3,362)	(87)
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, September 30	27,072	$592	26,846	$592

	Nine Months Ended September 30
	2023		2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	27,072	$592	20,123	$418
Granted	—	—	6,723	174
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, September 30	27,072	$592	26,846	$592
Fluctuations in granted shares are due to the reassessment of the projected award achievement. Expenses related to RSP awards during the three and nine month periods ended September 30, 2023 were $91 and $219, and $31 and $108 for the three and nine month periods ended September 30, 2022. As of September 30, 2023, there was $168 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 1.27 years.
Note 7 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Audit, consulting, and legal fees	$672	$595	$1,764	$1,749
ATM and debit card fees	471	543	1,280	1,485
Marketing costs	398	209	883	812
Other losses	198	93	770	409
Memberships and subscriptions	259	230	729	654
Donations and community relations	252	239	692	665
FDIC insurance premiums	228	138	689	394
Loan underwriting fees	206	243	637	640
Director fees	179	210	581	598
All other	621	640	1,838	1,817
Total other noninterest expenses	$3,484	$3,140	$9,863	$9,223
Note 8 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Income taxes at statutory rate	$1,124	$1,496	$3,634	$4,025
Effect of nontaxable income
Interest income on tax exempt municipal securities	(131)	(147)	(415)	(425)
Earnings on corporate owned life insurance policies	(48)	(47)	(143)	(150)
Other	(6)	(4)	(18)	(12)
Total effect of nontaxable income	(185)	(198)	(576)	(587)
Effect of nondeductible expenses	14	9	33	26
Effect of tax credits	(69)	(74)	(205)	(215)
Unrecognized deferred tax benefit	53	—	53	—
Federal income tax expense	$937	$1,233	$2,939	$3,249
The unrecognized deferred tax benefit recorded in the third quarter of 2023 related to a low income housing tax credit investment. In that quarter we sold our membership interest in this investment, which resulted in a capital loss carryforward that is unlikely to be realized in the foreseeable future. As such, we did not recognize a deferred tax asset as of September 30, 2023 related to this investment.

Note 9 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2023			2022
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, July 1	$(35,051)	$(1,366)	$(36,417)	$(22,826)	$(2,014)	$(24,840)
OCI before reclassifications	(6,708)	—	(6,708)	(22,815)	—	(22,815)
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	(6,708)	—	(6,708)	(22,815)	—	(22,815)
Tax effect	1,394	—	1,394	4,788	—	4,788
OCI, net of tax	(5,314)	—	(5,314)	(18,027)	—	(18,027)
Balance, September 30	$(40,365)	$(1,366)	$(41,731)	$(40,853)	$(2,014)	$(42,867)

	Nine Months Ended September 30
	2023			2022
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(35,828)	$(1,366)	$(37,194)	$3,873	$(2,014)	$1,859
OCI before reclassifications	(5,736)	—	(5,736)	(56,413)	—	(56,413)
Amounts reclassified from AOCI	(67)	—	(67)	—	—	—
Subtotal	(5,803)	—	(5,803)	(56,413)	—	(56,413)
Tax effect	1,266	—	1,266	11,687	—	11,687
OCI, net of tax	(4,537)	—	(4,537)	(44,726)	—	(44,726)
Balance, September 30	$(40,365)	$(1,366)	$(41,731)	$(40,853)	$(2,014)	$(42,867)
Included in OCI for the three and nine-month periods ended September 30, 2023 and 2022 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(67)	$(6,641)	$(6,708)	$(18)	$(22,797)	$(22,815)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	(67)	(6,641)	(6,708)	(18)	(22,797)	(22,815)
Tax effect	—	1,394	1,394	—	4,788	4,788
Unrealized gains (losses), net of tax	$(67)	$(5,247)	$(5,314)	$(18)	$(18,009)	$(18,027)

	Nine Months Ended September 30
	2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$228	$(5,964)	$(5,736)	$(763)	$(55,650)	$(56,413)
Reclassification adjustment for net (gains) losses included in net income	—	(67)	(67)	—	—	—
Net unrealized gains (losses)	228	(6,031)	(5,803)	(763)	(55,650)	(56,413)
Tax effect	—	1,266	1,266	—	11,687	11,687
Unrealized gains (losses), net of tax	$228	$(4,765)	$(4,537)	$(763)	$(43,963)	$(44,726)
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
The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

	September 30, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$391	Real Estate	20%	20%
		Equipment	25%	25%

	December 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
Impaired Loans -		Equipment	25% - 35%	31%
Discounted value	$17,143	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	25%	27%
		Furniture, fixtures & equipment	45%	45%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$115,879	$115,879	$115,879	$—	$—
Mortgage loans AFS	105	105	—	105	—
Gross loans	1,334,674	1,279,671	—	—	1,279,671
Less allowance for credit losses	12,767	12,767	—	—	12,767
Net loans	1,321,907	1,266,904	—	—	1,266,904
Accrued interest receivable	7,346	7,346	7,346	—	—
Equity securities without readily determinable fair values (1)	15,848	N/A	—	—	—
OMSR	2,463	3,223	—	3,223	—
LIABILITIES
Deposits without stated maturities	1,437,396	1,437,396	1,437,396	—	—
Deposits with stated maturities	332,078	324,936	—	324,936	—
Federal funds purchased and repurchase agreements	52,330	52,197	—	52,197	—
FHLB advances	65,000	65,003	—	65,003	—
Subordinated debt, net of unamortized issuance costs	29,312	24,184	—	24,184	—
Accrued interest payable	813	813	813	—	—

	December 31, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$38,924	$38,924	$38,924	$—	$—
Mortgage loans AFS	379	395	—	395	—
Gross loans	1,264,173	1,225,669	—	—	1,225,669
Less allowance for credit losses	9,850	9,850	—	—	9,850
Net loans	1,254,323	1,215,819	—	—	1,215,819
Accrued interest receivable	7,472	7,472	7,472	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,559	3,174	—	3,174	—
LIABILITIES
Deposits without stated maturities	1,492,235	1,492,235	1,492,235	—	—
Deposits with stated maturities	252,040	240,964	—	240,964	—
Federal funds purchased and repurchase agreements	57,771	57,581	—	57,581	—
Subordinated debt, net of unamortized issuance costs	29,245	26,365	—	26,365	—
Accrued interest payable	255	255	255	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$209,182	$—	$209,182	$—	$208,701	$—	$208,701	$—
States and political subdivisions	89,773	—	89,773	—	117,512	—	117,512	—
Auction rate money market preferred	2,570	—	2,570	—	2,342	—	2,342	—
Mortgage-backed securities	32,923	—	32,923	—	39,070	—	39,070	—
Collateralized mortgage obligations	175,630	—	175,630	—	205,728	—	205,728	—
Corporate	6,819	—	6,819	—	7,128	—	7,128	—
Total AFS securities	516,897	—	516,897	—	580,481	—	580,481	—
Nonrecurring items
Collateral dependent (net of ACL) in 2023 Impaired loans (net of the ALLL) in 2022	391	—	—	391	17,143	—	—	17,143
Foreclosed assets	509	—	—	509	439	—	—	439
Total	$517,797	$—	$516,897	$900	$598,063	$—	$580,481	$17,582
Percent of assets and liabilities measured at fair value		—%	99.83%	0.17%		—%	97.06%	2.94%
We recognized an impairment related to foreclosed assets for the three and nine month period ended September 30, 2023 of $27 and $36, respectively, and $6 for both the three and nine month periods ended September 30, 2022. We had no other assets or liabilities recorded at fair value with changes fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2023. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 11 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of September 30, 2023 and December 31, 2022 and for the three and nine-month periods ended September 30, 2023 and 2022, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2023	December 31 2022
ASSETS
Cash on deposit at the Bank	$19,984	$8,525
Investments in subsidiaries	145,777	158,125
Premises and equipment	1,169	1,171
Other assets	47,819	47,922
TOTAL ASSETS	$214,749	$215,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,312	$29,245
Other liabilities	314	288
Shareholders' equity	185,123	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$214,749	$215,743
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Income
Dividends from subsidiaries	$8,333	$1,200	$21,666	$3,000
Interest income	56	3	103	8
Other income	4	3	10	10
Total income	8,393	1,206	21,779	3,018
Expenses
Interest expense	267	266	799	798
Management fee	238	225	714	675
Audit, consulting, and legal fees	138	135	426	411
Director fees	92	108	315	313
Other	87	67	267	240
Total expenses	822	801	2,521	2,437
Income before income tax benefit and equity in undistributed earnings of subsidiaries	7,571	405	19,258	581
Federal income tax benefit	157	167	500	507
Income before equity in undistributed earnings of subsidiaries	7,728	572	19,758	1,088
Undistributed earnings of subsidiaries	(3,315)	5,315	(5,394)	14,828
Net income	$4,413	$5,887	$14,364	$15,916

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2023	2022
Operating activities
Net income	$14,364	$15,916
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	5,394	(14,828)
Share-based payment awards under the Directors Plan	477	346
Share-based payment awards under the RSP	219	108
Amortization of subordinated debt issuance costs	67	67
Depreciation	38	38
Changes in operating assets and liabilities which provided (used) cash
Other assets	103	1,461
Other liabilities	26	249
Net cash provided by (used in) operating activities	20,688	3,357
Investing activities
Net sales (purchases) of premises and equipment	(36)	—
Net cash provided by (used in) investing activities	(36)	—
Financing activities
Cash dividends paid on common stock	(6,162)	(6,011)
Proceeds from the issuance of common stock	1,208	1,344
Common stock repurchased	(2,906)	(585)
Common stock purchased for deferred compensation obligations	(1,333)	(828)
Net cash provided by (used in) financing activities	(9,193)	(6,080)
Increase (decrease) in cash and cash equivalents	11,459	(2,723)
Cash and cash equivalents at beginning of period	8,525	11,535
Cash and cash equivalents at end of period	$19,984	$8,812

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and nine-month periods ended September 30, 2023 and 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2023, we reported net income of $4,413 and $14,364 and earnings per common share of $0.59 and $1.91, respectively. Net income and earnings per common share for the same period of 2022 were $5,887 and $15,916 and $0.78 and $2.11, respectively. Net interest income increased $123 for the nine-month period ended September 30, 2023 in comparison to the same period in 2022. Rising interest rates and growth in loans led to a $10,692 increase in gross interest income during the nine-month period ended September 30, 2023 compared to the same period in 2022. Conversely, rising interest rates on deposits and an increase in borrowings led to a $10,569 increase in interest expense for the nine-month period ended September 30, 2023 when compared to the same period in 2022.
Noninterest income decreased $83 during the first nine months of 2023 compared to the same period in 2022. This decline was driven by a $574 reduction in OMSR income and gain on the sale of loans of $336, offset by a $408 increase in wealth management fees. Noninterest expenses for the first nine months of 2023 increased $2,497, in comparison to the same period in 2022, and was primarily a result of increased compensation, equipment expense, and FDIC insurance premiums.
As of September 30, 2023, total assets and assets under management were $2,118,490 and $2,961,332, respectively. Assets under management include loans sold and serviced of $252,176 and investment and trust assets managed by Isabella Wealth of $590,666, in addition to assets on our consolidated balance sheet. Loans outstanding as of September 30, 2023 totaled $1,334,674. Since December 31, 2022, gross loans have increased $70,501 as a result of growth in advances to mortgage brokers and the commercial and consumer portfolios. Although competition for deposits continued through September 30, 2023, we experienced an increase in deposits. Total deposits were $1,769,474 as of September 30, 2023, increasing $25,199 since December 31, 2022. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our securities portfolio totaled $516,897 at September 30, 2023 and included net unrealized losses of $50,927, or 8.97%, of the portfolio. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Management does not anticipate the need to sell securities and incur a loss as a result of such sale.
Our net yield on interest earning assets (FTE) was 3.02% and 3.12% for the three and nine months ended September 30, 2023, as compared to 3.28% and 3.10% for the three and nine months ended September 30, 2022. Management began implementing strategies in 2019, focused on positioning the Bank to benefit in a rising interest rate environment, including a reduced reliance on higher-cost borrowed funds and brokered deposits. To maintain a competitive edge in a rising interest rate environment, we increased most of our deposit rates beginning in the fourth quarter of 2022 and in recent periods, increased our level of borrowings to fund loan growth. As a result, this has negatively impacted our net yield on interest earning assets and further increases could slow the rate of growth in our net yield on interest earning assets during the remainder of the year.

Recent Events and Legislation
Recent Bank Failures and the Condition of the Banking Industry: In March 2023, disruptions in the industry resulted in FDIC seizures of three banking institutions. Each bank had its own unique balance sheet issues, none of which exist at Isabella Bank. Shortly after the FDIC takeovers, the Federal Reserve Bank and the Department of Treasury announced enhanced insurance coverage and a borrowing program to help banks in need of funding. Isabella Bank continues to monitor such events, as well as industry and regulatory responses, to assure we are prepared for any changes that might affect the bank, including the ability to timely address economic uncertainty.
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
Impact of COVID-19: Unexpected and unprecedented changes have occurred since early 2020 as the result of COVID-19. The full impact of the pandemic, including the economic uncertainties surrounding the pandemic, remain in 2023. However, significant progress has been made with vaccinations and medical treatments. Additionally, improved safety guidelines and the easing of restrictions have occurred since the onset of the pandemic. We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by continued developments related to the COVID-19 pandemic. We continue to closely monitor external events and are in continual discussion with our customers to assess, prepare, and respond to conditions as they evolve.
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
Subsequent Events
We evaluated subsequent events after September 30, 2023 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between September 30, 2023 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
INCOME STATEMENT DATA
Interest income	$20,485	$19,495	$18,595	$17,915	$17,019
Interest expense	6,183	4,816	3,244	1,643	1,216
Net interest income	14,302	14,679	15,351	16,272	15,803
Provision for credit losses	(292)	196	41	(57)	18
Noninterest income	3,414	3,604	3,293	3,272	3,252
Noninterest expenses	12,658	12,539	12,198	11,922	11,917
Federal income tax expense	937	918	1,084	1,357	1,233
Net income	$4,413	$4,630	$5,321	$6,322	$5,887
PER SHARE
Basic earnings	$0.59	$0.62	$0.70	$0.84	$0.78
Diluted earnings	$0.58	$0.61	$0.70	$0.83	$0.77
Dividends	$0.28	$0.28	$0.28	$0.28	$0.27
Tangible book value	$18.27	$18.69	$19.24	$18.25	$16.96
Quoted market value
High	$23.00	$26.00	$25.10	$24.02	$24.95
Low	$19.61	$19.13	$22.08	$21.00	$21.39
Close (1)	$21.05	$20.50	$24.80	$23.50	$21.40
Common shares outstanding (1)	7,490,557	7,496,826	7,540,015	7,559,421	7,564,348
PERFORMANCE RATIOS
Return on average total assets	0.86%	0.91%	1.04%	1.24%	1.13%
Return on average shareholders' equity	9.24%	9.47%	11.35%	14.01%	12.13%
Return on average tangible shareholders' equity	12.37%	12.58%	15.28%	19.14%	16.15%
Net interest margin yield (FTE)	3.02%	3.11%	3.22%	3.43%	3.28%
BALANCE SHEET DATA (1)
Gross loans	$1,334,674	$1,334,402	$1,270,651	$1,264,173	$1,236,151
AFS securities	$516,897	$530,497	$568,650	$580,481	$581,233
Total assets	$2,118,490	$2,042,448	$2,084,624	$2,030,267	$2,063,977
Deposits	$1,769,474	$1,714,948	$1,813,528	$1,744,275	$1,791,033
Borrowed funds	$146,642	$121,392	$61,262	$87,016	$81,704
Shareholders' equity	$185,123	$188,431	$193,333	$186,210	$176,612
Gross loans to deposits	75.43%	77.81%	70.07%	72.48%	69.02%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$252,176	$254,934	$259,512	$264,206	$268,879
Assets managed by Isabella Wealth	$590,666	$593,530	$571,453	$513,918	$464,136
Total assets under management	$2,961,332	$2,890,912	$2,915,589	$2,808,391	$2,796,992
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.04%	0.04%	0.04%	0.05%
Nonperforming assets to total assets	0.05%	0.05%	0.05%	0.05%	0.04%
ACL to gross loans	0.96%	0.96%	0.99%	0.78%	0.78%
CAPITAL RATIOS (1)
Shareholders' equity to assets	8.74%	9.23%	9.27%	9.17%	8.56%
Tier 1 leverage	8.77%	8.70%	8.58%	8.61%	8.44%
Common equity tier 1 capital	12.43%	12.39%	12.71%	12.91%	12.92%
Tier 1 risk-based capital	12.43%	12.39%	12.71%	12.91%	12.92%
Total risk-based capital	15.39%	15.37%	15.77%	15.79%	15.85%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine-month periods ended:

	September 30 2023	September 30 2022	September 30 2021
INCOME STATEMENT DATA
Interest income	$58,575	$47,883	$45,072
Interest expense	14,243	3,674	5,845
Net interest income	44,332	44,209	39,227
Provision for credit losses	(55)	540	(599)
Noninterest income	10,311	10,394	10,214
Noninterest expenses	37,395	34,898	32,497
Federal income tax expense	2,939	3,249	2,838
Net income	$14,364	$15,916	$14,705
PER SHARE
Basic earnings	$1.91	$2.11	$1.85
Diluted earnings	$1.89	$2.08	$1.82
Dividends	$0.84	$0.81	$0.81
Tangible book value	$18.27	$16.96	$21.87
Quoted market value
High	$26.00	$26.25	$26.74
Low	$19.13	$21.39	$19.45
Close (1)	$21.05	$21.40	$26.03
Common shares outstanding (1)	7,490,557	7,564,348	7,926,610
PERFORMANCE RATIOS
Return on average total assets	0.94%	1.03%	0.97%
Return on average shareholders' equity	10.01%	10.62%	8.82%
Return on average tangible shareholders' equity	13.39%	14.01%	11.28%
Net interest margin yield (FTE)	3.12%	3.10%	2.87%
BALANCE SHEET DATA (1)
Gross loans	$1,334,674	$1,236,151	$1,248,558
AFS securities	$516,897	$581,233	$494,384
Total assets	$2,118,490	$2,063,977	$2,082,701
Deposits	$1,769,474	$1,791,033	$1,692,316
Borrowed funds	$146,642	$81,704	$156,655
Shareholders' equity	$185,123	$176,612	$221,642
Gross loans to deposits	75.43%	69.02%	73.78%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$252,176	$268,879	$285,392
Assets managed by Isabella Wealth	$590,666	$464,136	$491,784
Total assets under management	$2,961,332	$2,796,992	$2,859,877
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.04%	0.05%	0.25%
Nonperforming assets to total assets	0.05%	0.04%	0.18%
ACL to gross loans	0.96%	0.78%	0.73%
CAPITAL RATIOS (1)
Shareholders' equity to assets	8.74%	8.56%	10.64%
Tier 1 leverage	8.77%	8.44%	8.37%
Common equity tier 1 capital	12.43%	12.92%	13.07%
Tier 1 risk-based capital	12.43%	12.92%	13.07%
Total risk-based capital	15.39%	15.85%	16.03%
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

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,325,455	$17,270	5.21%	$1,300,593	$15,931	4.90%	$1,256,723	$13,563	4.32%
Taxable investment securities	478,846	2,298	1.92%	485,897	2,356	1.94%	490,751	2,190	1.79%
Nontaxable investment securities	93,192	915	3.93%	97,755	946	3.87%	110,058	1,002	3.64%
Fed funds sold	13	—	5.51%	4	—	4.70%	16	—	1.98%
Other	30,400	252	3.32%	37,664	517	5.49%	101,687	521	2.05%
Total earning assets	1,927,906	20,735	4.30%	1,921,913	19,750	4.11%	1,959,235	17,276	3.53%
NONEARNING ASSETS
Allowance for credit losses	(12,937)			(12,759)			(9,691)
Cash and demand deposits due from banks	25,287			24,807			24,875
Premises and equipment	26,629			26,401			24,475
Accrued income and other assets	74,244			80,374			78,151
Total assets	$2,041,129			$2,040,736			$2,077,045
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$342,175	$242	0.28%	$348,341	$194	0.22%	$381,282	$64	0.07%
Savings deposits	595,372	2,156	1.45%	628,673	1,849	1.18%	642,916	270	0.17%
Time deposits	324,399	2,617	3.23%	303,117	2,066	2.73%	262,628	574	0.87%
Federal funds purchased and repurchase agreements	46,574	284	2.44%	35,495	171	1.93%	49,267	9	0.07%
FHLB advances	44,429	617	5.55%	20,404	270	5.29%	6,739	33	1.96%
Subordinated debt, net of unamortized issuance costs	29,298	267	3.65%	29,275	266	3.63%	29,211	266	3.64%
Total interest bearing liabilities	1,382,247	6,183	1.79%	1,365,305	4,816	1.41%	1,372,043	1,216	0.35%
NONINTEREST BEARING LIABILITIES
Demand deposits	451,123			462,953			497,215
Other	16,802			16,906			13,627
Shareholders’ equity	190,957			195,572			194,160
Total liabilities and shareholders’ equity	$2,041,129			$2,040,736			$2,077,045
Net interest income (FTE)		$14,552			$14,934			$16,060
Net yield on interest earning assets (FTE)			3.02%			3.11%			3.28%
(1) Includes loans and mortgage loans AFS

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,298,316	$48,090	4.94%	$1,251,206	$39,120	4.17%
Taxable investment securities	489,782	7,125	1.94%	462,675	5,795	1.67%
Nontaxable investment securities	99,014	2,882	3.88%	107,041	2,934	3.65%
Fed funds sold	11	—	5.06%	8	—	1.69%
Other	42,767	1,255	3.91%	113,847	822	0.96%
Total earning assets	1,929,890	59,352	4.10%	1,934,777	48,671	3.35%
NONEARNING ASSETS
Allowance for credit losses	(12,786)			(9,372)
Cash and demand deposits due from banks	25,043			24,843
Premises and equipment	26,300			24,401
Accrued income and other assets	75,239			87,989
Total assets	$2,043,686			$2,062,638
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$356,608	$582	0.22%	$379,952	$170	0.06%
Savings deposits	623,157	5,471	1.17%	628,823	600	0.13%
Time deposits	298,535	5,900	2.64%	275,586	1,928	0.93%
Federal funds purchased and repurchase agreements	40,707	604	1.98%	48,119	26	0.07%
FHLB advances	21,685	887	5.45%	10,513	152	1.93%
Subordinated debt, net of unamortized issuance costs	29,275	799	3.64%	29,189	798	3.65%
Total interest bearing liabilities	1,369,967	14,243	1.39%	1,372,182	3,674	0.36%
NONINTEREST BEARING LIABILITIES
Demand deposits	466,725			475,373
Other	15,619			15,242
Shareholders’ equity	191,375			199,841
Total liabilities and shareholders’ equity	$2,043,686			$2,062,638
Net interest income (FTE)		$45,109			$44,997
Net yield on interest earning assets (FTE)			3.12%			3.10%
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

	Three Months Ended September 30, 2023 Compared to June 30, 2023 Increase (Decrease) Due to			Three Months Ended September 30, 2023 Compared to September 30, 2022 Increase (Decrease) Due to			Nine Months Ended September 30, 2023 Compared to September 30, 2022 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$309	$1,030	$1,339	$774	$2,933	$3,707	$1,519	$7,451	$8,970
Taxable investment securities	(34)	(24)	(58)	(54)	162	108	354	976	1,330
Nontaxable investment securities	(45)	14	(31)	(162)	75	(87)	(227)	175	(52)
Other	(87)	(178)	(265)	(485)	216	(269)	(779)	1,212	433
Total changes in interest income	143	842	985	73	3,386	3,459	867	9,814	10,681
Changes in interest expense
Interest bearing demand deposits	(3)	51	48	(7)	185	178	(11)	423	412
Savings deposits	(102)	409	307	(21)	1,907	1,886	(5)	4,876	4,871
Time deposits	152	399	551	164	1,879	2,043	173	3,799	3,972
Federal funds purchased and repurchase agreements	61	52	113	(1)	276	275	(5)	583	578
FHLB advances	333	14	347	440	144	584	270	465	735
Subordinated debt, net of unamortized issuance costs	—	1	1	1	—	1	2	(1)	1
Total changes in interest expense	441	926	1,367	576	4,391	4,967	424	10,145	10,569
Net change in interest margin (FTE)	$(298)	$(84)	$(382)	$(503)	$(1,005)	$(1,508)	$443	$(331)	$112
The interest rate increases during 2022 and the first nine months of 2023 have alleviated much of the pressure placed on our net interest margin. Over the past several quarters, rising rates on deposit accounts and an increase in borrowed funds have reversed our recent improvement in our net interest margin. With the potential for additional rate increases during the remainder of the year, we should see improvement in net yield on interest earning assets but at a slower pace than recent periods.

	Average Yield / Rate for the Three-Month Periods Ended:
	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Total earning assets	4.30%	4.11%	3.89%	3.77%	3.53%
Total interest bearing liabilities	1.79%	1.41%	0.95%	0.49%	0.35%
Net yield on interest earning assets (FTE)	3.02%	3.11%	3.22%	3.43%	3.28%

	Quarter to Date Net Interest Income (FTE)
	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Total interest income (FTE)	$20,735	$19,750	$18,867	$18,183	$17,276
Total interest expense	6,183	4,816	3,244	1,643	1,216
Net interest income (FTE)	$14,552	$14,934	$15,623	$16,540	$16,060

Past Due and Nonaccrual Loans
Fluctuations in past due and nonaccrual loans can have a significant impact on the ACL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans
	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Commercial and industrial	$207	$25	$291	$307	$348
Commercial real estate	—	2,495	2,844	7,197	2,399
Agricultural	219	218	588	234	574
Residential real estate	756	838	2,365	3,333	507
Consumer	53	103	43	59	180
Total	$1,235	$3,679	$6,131	$11,130	$4,008
Total past due and nonaccrual loans to gross loans	0.09%	0.28%	0.48%	0.88%	0.32%
The increase in past due and nonaccrual loans within the commercial and residential loan portfolios at the end of 2022 was the result of one past due relationship, which has since improved. The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status.
The following table summarizes nonaccrual loans as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Commercial and industrial	$17	$17	$20	$22	$100
Commercial real estate	—	—	57	74	78
Agricultural	208	218	232	234	266
Residential real estate	295	179	179	127	136
Total	$520	$414	$488	$457	$580
Nonaccrual loans as a % of loans at end of period	0.04%	0.03%	0.04%	0.04%	0.05%
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 3 – Loans and ACL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Nonaccrual loans	$520	$414	$488	$457	$580
Accruing loans past due 90 days or more	—	133	—	—	21
Total nonperforming loans	520	547	488	457	601
Foreclosed assets	509	405	414	439	240
Debt securities	77	77	77	77	77
Total nonperforming assets	$1,106	$1,029	$979	$973	$918
Nonperforming loans as a % of total loans	0.04%	0.04%	0.04%	0.04%	0.05%
Nonperforming assets as a % of total assets	0.05%	0.05%	0.05%	0.05%	0.04%

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
The following table summarizes our charge-offs, recoveries, provision for credit losses, and ACL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Allowance at beginning of period	$12,833	$9,700	$9,850	$9,103
Adoption of ASC 326	—	—	2,744	—
Charge-offs
Commercial and industrial	29	—	29	3
Commercial real estate	—	—	—	—
Agricultural	—	—	4	—
Residential real estate	—	—	2	—
Consumer	150	173	337	367
Total charge-offs	179	173	372	370
Recoveries
Commercial and industrial	70	5	74	16
Commercial real estate	3	9	23	38
Agricultural	—	1	6	4
Residential real estate	266	53	315	123
Consumer	94	64	220	223
Total recoveries	433	132	638	404
Net loan charge-offs (recoveries)	(254)	41	(266)	(34)
Provision for credit losses	(320)	18	(93)	540
Allowance at end of period	$12,767	$9,677	$12,767	$9,677
Net loan charge-offs (recoveries) to average loans outstanding	(0.02)%	0.00%	(0.02)%	0.00%

The following table summarizes our charge-offs, recoveries, provisions for credit losses, and ACL balances as of, and for the three-month periods ended:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Total charge-offs	$179	$92	$101	$249	$173
Total recoveries	433	95	110	479	132
Net loan charge-offs (recoveries)	(254)	(3)	(9)	(230)	41
Net loan charge-offs (recoveries) to average loans outstanding	(0.02)%	0.00%	0.00%	(0.02)%	0.00%
Provision for credit losses	$(320)	$190	$37	$(57)	$18
Provision for credit losses to average loans outstanding	(0.02)%	0.01%	0.00%	0.00%	0.00%
ACL	$12,767	$12,833	$12,640	$9,850	$9,677
ACL as a % of loans at end of period	0.96%	0.96%	0.99%	0.78%	0.78%
ACL as a % of nonaccrual loans	2,455.19%	3,099.76%	2,590.16%	2,155.36%	1,668.45%
The following table illustrates the two main components of the ACL as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
ACL
Individually evaluated	$—	$—	$—	$451	$474
Collectively evaluated	12,767	12,833	12,640	9,399	9,203
Total	$12,767	$12,833	$12,640	$9,850	$9,677
ACL to gross loans
Individually evaluated	0.00%	0.00%	0.00%	0.04%	0.04%
Collectively evaluated	0.96%	0.96%	0.99%	0.74%	0.74%
Total	0.96%	0.96%	0.99%	0.78%	0.78%
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

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2023	2022	$	%
Service charges and fees
ATM and debit card fees	$1,250	$1,212	$38	3.14%
Service charges and fees on deposit accounts	598	673	(75)	(11.14)%
Freddie Mac servicing fee	154	168	(14)	(8.33)%
Net OMSR income (loss)	(20)	—	(20)	—%
Other fees for customer services	78	69	9	13.04%
Total service charges and fees	2,060	2,122	(62)	(2.92)%
Wealth management fees	858	679	179	26.36%
Earnings on corporate owned life insurance policies	229	223	6	2.69%
Net gain on sale of mortgage loans	109	174	(65)	(37.36)%
All other	158	54	104	192.59%
Total noninterest income	$3,414	$3,252	$162	4.98%

	Nine Months Ended September 30
			Change
	2023	2022	$	%
Service charges and fees
ATM and debit card fees	$3,654	$3,507	$147	4.19%
Service charges and fees on deposit accounts	1,797	1,913	(116)	(6.06)%
Freddie Mac servicing fee	475	506	(31)	(6.13)%
Net OMSR income (loss)	(97)	477	(574)	(120.34)%
Other fees for customer services	256	212	44	20.75%
Total service charges and fees	6,085	6,615	(530)	(8.01)%
Wealth management fees	2,625	2,217	408	18.40%
Earnings on corporate owned life insurance policies	681	655	26	3.97%
Net gain on sale of mortgage loans	232	568	(336)	(59.15)%
All other	688	339	349	102.95%
Total noninterest income	$10,311	$10,394	$(83)	(0.80)%
The decline in service charges and fees on deposit accounts is the result of the removal of NSF fees, effective May 1, 2023. As such, we do not anticipate service charges and fees on deposit accounts for 2023 to exceed 2022 levels.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. Decreased prepayment speeds, as a result of an increase in interest rates, was the primary driver of the income recognized during 2022. A decline in volume of originated loans and the balance of loans serviced led to OMSR losses during the first nine months of 2023. Income during the remainder of 2023 will be driven by the volume of loans originated within the servicing-retained portfolio, along with any further future increases in interest rates.
The increase in wealth management fees is due to an increase in new accounts and market growth. Wealth management fees for 2023 are expected to continue to exceed 2022 levels for the remainder of the year.
The amount of loans sold is driven by customer demand and balance sheet management strategies. Loan demand declined during the first nine months of 2023 compared to the prior year. With fewer mortgage loans being originated and sold, we experienced a decline in net gain on sale of mortgage loans. Demand is not expected to change during the remainder of 2023 due to the continual rise in interest rates and as a result, net gain on sale of mortgage loans is not expected to exceed 2022 levels.

The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.
Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended September 30
			Change
	2023	2022	$	%
Compensation and benefits	$6,639	$6,369	$270	4.24%
Furniture and equipment	1,612	1,490	122	8.19%
Occupancy	923	918	5	0.54%
Other
Audit, consulting, and legal fees	672	595	77	12.94%
ATM and debit card fees	471	543	(72)	(13.26)%
Marketing costs	398	209	189	90.43%
Other losses	198	93	105	112.90%
Memberships and subscriptions	259	230	29	12.61%
Donations and community relations	252	239	13	5.44%
FDIC insurance premiums	228	138	90	65.22%
Loan underwriting fees	206	243	(37)	(15.23)%
Director fees	179	210	(31)	(14.76)%
All other	621	640	(19)	(2.97)%
Total other noninterest expenses	3,484	3,140	344	10.96%
Total noninterest expenses	$12,658	$11,917	$741	6.22%

	Nine Months Ended September 30
			Change
	2023	2022	$	%
Compensation and benefits	$19,789	$18,480	$1,309	7.08%
Furniture and equipment	4,822	4,382	440	10.04%
Occupancy	2,921	2,813	108	3.84%
Other
Audit, consulting, and legal fees	1,764	1,749	15	0.86%
ATM and debit card fees	1,280	1,485	(205)	(13.80)%
Marketing costs	883	812	71	8.74%
Other losses	770	409	361	88.26%
Memberships and subscriptions	729	654	75	11.47%
Donations and community relations	692	665	27	4.06%
FDIC insurance premiums	689	394	295	74.87%
Loan underwriting fees	637	640	(3)	(0.47)%
Director fees	581	598	(17)	(2.84)%
All other	1,838	1,817	21	1.16%
Total other noninterest expenses	9,863	9,223	640	6.94%
Total noninterest expenses	$37,395	$34,898	$2,497	7.16%
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
The FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis point, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. As such, FDIC premiums for the remainder of 2023 will continue to exceed 2022 levels.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2023	December 31 2022	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$115,879	$38,924	$76,955	197.71%
AFS securities
Amortized cost of AFS securities	567,824	625,605	(57,781)	(9.24)%
Unrealized gains (losses) on AFS securities	(50,927)	(45,124)	(5,803)	12.86%
AFS securities	516,897	580,481	(63,584)	(10.95)%
Mortgage loans AFS	105	379	(274)	(72.30)%
Loans
Loans	1,334,674	1,264,173	70,501	5.58%
Less allowance for credit losses	12,767	9,850	2,917	29.61%
Net loans	1,321,907	1,254,323	67,584	5.39%
Premises and equipment	26,960	25,553	1,407	5.51%
Corporate owned life insurance policies	33,654	32,988	666	2.02%
Equity securities without readily determinable fair values	15,848	15,746	102	0.65%
Goodwill and other intangible assets	48,285	48,287	(2)	—%
Accrued interest receivable and other assets	38,955	33,586	5,369	15.99%
TOTAL ASSETS	$2,118,490	$2,030,267	$88,223	4.35%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,769,474	$1,744,275	$25,199	1.44%
Borrowed funds	146,642	87,016	59,626	68.52%
Accrued interest payable and other liabilities	17,251	12,766	4,485	35.13%
Total liabilities	1,933,367	1,844,057	89,310	4.84%
Shareholders’ equity	185,123	186,210	(1,087)	(0.58)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,118,490	$2,030,267	$88,223	4.35%
As shown above, total assets increased $88,223 from December 31, 2022, driven primarily by an increase in loans and excess cash, partially offset by a decline in AFS securities. Total loans grew $70,501, largely driven by an increase in advances to mortgage brokers and growth in the commercial and consumer portfolios, offset by a decline in the agricultural portfolio. Loan growth was funded by maturities and principal paydowns within the AFS securities portfolio, as well as short-term borrowed funds.

The following table outlines the changes in loan balances:

	September 30 2023	December 31 2022	$ Change	% Change (unannualized)
Commercial and industrial	$195,814	$178,428	$17,386	9.74%
Commercial real estate	566,639	566,012	627	0.11%
Advances to mortgage brokers	24,807	—	24,807	N/M
Agricultural	99,233	104,985	(5,752)	(5.48)%
Residential real estate	348,196	336,694	11,502	3.42%
Consumer	99,985	78,054	21,931	28.10%
Total	$1,334,674	$1,264,173	$70,501	5.58%
The following table displays loan balances as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Commercial and industrial	$195,814	$194,914	$189,185	$178,428	$180,124
Commercial real estate	566,639	564,254	566,410	566,012	552,399
Advances to mortgage brokers	24,807	39,099	—	—	1,484
Agricultural	99,233	96,689	94,760	104,985	97,527
Residential real estate	348,196	343,474	336,186	336,694	330,232
Consumer	99,985	95,972	84,110	78,054	74,385
Total	$1,334,674	$1,334,402	$1,270,651	$1,264,173	$1,236,151
We've experienced an increase in the commercial loan portfolio in recent periods as demand has increased. Increased activity in mortgage lending in the second quarter of 2023 allowed us to resume participation in a mortgage purchase program. Our participation in this program paused during most of 2022 and the first quarter of 2023 due to low mortgage volume. Continued growth in the agricultural portfolio is expected during the remainder of 2023, but not at the same level of growth experienced in 2022 as a result of the competitive lending environment. Residential mortgage lending activities have slowed over the last year as a result of rising interest rates. As interest rates are expected to remain high throughout 2023, growth in residential loans is anticipated to continue but at a slower pace. We've experienced steady growth in the consumer portfolio and expect this trend to continue during the remainder of 2023.
The following table outlines the changes in deposit balances:

	September 30 2023	December 31 2022	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$445,043	$494,346	$(49,303)	(9.97)%
Interest bearing demand deposits	363,558	372,155	(8,597)	(2.31)%
Savings deposits	628,795	625,734	3,061	0.49%
Certificates of deposit	331,829	251,541	80,288	31.92%
Internet certificates of deposit	249	499	(250)	(50.10)%
Total	$1,769,474	$1,744,275	$25,199	1.44%
The following table displays deposit balances as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Noninterest bearing demand deposits	$445,043	$458,845	$478,829	$494,346	$510,127
Interest bearing demand deposits	363,558	335,922	383,602	372,155	368,537
Savings deposits	628,795	606,644	662,495	625,734	651,129
Certificates of deposit	331,829	313,288	288,103	251,541	260,741
Internet certificates of deposit	249	249	499	499	499
Total	$1,769,474	$1,714,948	$1,813,528	$1,744,275	$1,791,033
Total deposits have fluctuated significantly over the past 12 months with an overall decline in non-contractual deposits, such as demand and savings deposits. At the end of the third quarter, we experienced significant deposit growth related primarily to interest bearing demand and certificates of deposit accounts. We have experienced significant growth in certificates of deposit during the first nine months of 2023 as a result of the recent increase in the interest rate environment. We expect interest rates to continue to rise through the fourth quarter of 2023 due to competitive pressures, and anticipate a continuation in the shift of customers moving to higher interest earning products.
The primary objective of our investing activities is to manage our overall exposure to changes in interest rates. Secondary considerations include ensuring ample access to liquidity, generating returns, and providing current income. The following table displays fair values of AFS securities as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
U.S. Treasury	$209,182	$209,353	$212,086	$208,701	$206,791
States and political subdivisions	89,773	95,242	108,719	117,512	114,000
Auction rate money market preferred	2,570	2,637	2,716	2,342	2,479
Mortgage-backed securities	32,923	35,532	37,797	39,070	41,042
Collateralized mortgage obligations	175,630	180,996	200,252	205,728	209,720
Corporate	6,819	6,737	7,080	7,128	7,201
Total	$516,897	$530,497	$568,650	$580,481	$581,233
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, subordinated debt, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets, which occurred during the second and third quarter of 2023. The increase in borrowings during the last two quarters was the result of short-term FHLB advances.
The following table displays borrowed funds balances as of:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Securities sold under agreements to repurchase without stated maturity dates	$52,330	$37,102	$31,995	$57,771	$52,479
FHLB advances	65,000	55,000	—	—	—
Fixed rate at 3.25% to floating, due 2031	29,312	29,290	29,267	29,245	29,225
Total	$146,642	$121,392	$61,262	$87,016	$81,704
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 55,456 shares or $1,208 of common stock during the first nine months of 2023, as compared to 55,549 shares or $1,344 of common stock during the same period in 2022. We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $477 and $346 during the nine-month periods ended September 30, 2023 and 2022, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $219 during the first nine months of 2023, as compared to $108 during the same period in 2022.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 124,320 shares or $2,906 of common stock during the first nine months of 2023 and 23,842 shares or $585 during the first nine months of 2022. As of September 30, 2023, we were authorized to repurchase up to an additional 295,505 shares of common stock.
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

	September 30, 2023			December 31, 2022
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.43%	7.00%	6.50%	12.91%	7.00%	6.50%
Tier 1 capital	12.43%	8.50%	8.00%	12.91%	8.50%	8.00%
Total capital	15.39%	10.50%	10.00%	15.79%	10.50%	10.00%
Tier 1 leverage	8.77%	4.00%	5.00%	8.61%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At September 30, 2023, the Bank exceeded all minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $457,002 or 21.57% of assets as of September 30, 2023, compared to $488,981 or 24.08% as of December 31, 2022. The decrease in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities, collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2023, we had available lines of credit of $287,910.

The frequency and complexity of our liquidity stress testing has increased since early 2020 and continues to evolve due to economic uncertainly as a result of COVID-19 and changes within the interest rate and economic environment. Our liquidity position remained strong at September 30, 2023, which is illustrated in the following table:

September 30 2023
Total cash and cash equivalents	$115,879
Available lines of credit
Fed funds lines with correspondent banks	73,000
FHLB borrowings	182,125
FRB Discount Window	27,785
Other lines of credit	5,000
Total available lines of credit	287,910
Unencumbered lendable value of FRB collateral, estimated[1]	320,000
Total cash and liquidity	$723,789
(1)Includes estimated unencumbered lendable value of FHLB collateral of $230,000
The following table summarizes our sources and uses of cash for the nine-month period ended September 30:

	2023	2022	$ Variance
Net cash provided by (used in) operating activities	$18,458	$20,429	$(1,971)
Net cash provided by (used in) investing activities	(17,068)	(83,778)	66,710
Net cash provided by (used in) financing activities	75,565	56,931	18,634
Increase (decrease) in cash and cash equivalents	76,955	(6,418)	83,373
Cash and cash equivalents January 1	38,924	105,330	(66,406)
Cash and cash equivalents September 30	$115,879	$98,912	$16,967
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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
The following table provides information for the three-month period ended September 30, 2023, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
June 30, 2023				319,248
July 1 - 31	10,252	$21.36	10,252	308,996
August 1 - 31	6,970	20.80	6,970	302,026
September 1 - 30	6,521	20.55	6,521	295,505
September 30, 2023	23,743	$20.97	23,743	295,505
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

Isabella Bank Corporation

Date:	October 27, 2023	/s/ Jae A. Evans
Jae A. Evans
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2023	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)