Form 10-K
period 2023-12-31
ISABELLA BANK Corp
filed 2024-03-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $142,188,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,502,990 as of March 5, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 2024 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 25, 2024.

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

ACL: Allowance for credit losses	FRB: Federal Reserve Bank
AFS: Available-for-sale	FHLB: Federal Home Loan Bank
ALCO: Asset-Liability Committee	Freddie Mac: Federal Home Loan Mortgage Corporation
ALLL: Allowance for loan and lease losses	FTE: Fully taxable equivalent
AOCI: Accumulated other comprehensive income	GAAP: U.S. generally accepted accounting principles
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	IT: Information Technology
ATM: Automated teller machine	N/A: Not applicable
BHC Act: Bank Holding Company Act of 1956	N/M: Not meaningful
Board: Board of Directors of Isabella Bank Corporation	NAV: Net asset value
CECL: Current expected credit losses	NSF: Non-sufficient funds
CFPB: Consumer Financial Protection Bureau	OCI: Other comprehensive income (loss)
CIK: Central Index Key	OMSR: Originated mortgage servicing rights
COVID-19: Coronavirus disease 2019	OREO: Other real estate owned
DIF: Deposit Insurance Fund	PCAOB: Public Company Accounting Oversight Board
DIFS: Department of Insurance and Financial Services	Rabbi Trust: A trust established to fund our Directors Plan
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	RSP: Isabella Bank Corporation Restricted Stock Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934	SEC: U.S. Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOX: Sarbanes-Oxley Act of 2002
FDIC: Federal Deposit Insurance Corporation	XBRL: eXtensible Business Reporting Language
FFIEC: Federal Financial Institutions Examinations Council	Yield Curve: U.S. Treasury Yield Curve

PART I
Item 1. Business.
General
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's wholly owned subsidiary, Isabella Bank, has 31 offices located throughout Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
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
Lending activities include loans for commercial and agricultural operations and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and purchased loans from the secondary market are minimal. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 4 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, and ATMs. We also offer full service investment management, trust and estate services.
As of December 31, 2023, we had 356 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31.1 and 31.2 to this Form 10-K for such certification of consolidated financial statements and other information for this 2023 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
Changes in credit quality and required allowance for credit losses
To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain sound underwriting policies and procedures. We continuously monitor asset quality in order to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
We maintain an ACL to reserve for estimated expected credit losses within our loan portfolio. The level of the ACL reflects our evaluation of industry concentrations; specific credit risks; loan loss experience; loan portfolio quality; and economic, political and regulatory conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates, all of which may undergo material changes.
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
Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. We provide banking and financial services to customers located primarily in the Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, international or domestic occurrences, a health crisis, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
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

The value of investment securities may be negatively impacted by fluctuations in the market
A volatile, illiquid market or decline in credit quality could require us to recognize credit-related impairment to the investment securities held in our portfolio. We consider many factors in determining whether a credit-related impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability that the issuer will be unable to pay the amount when due. The presence of these factors could lead to impairment charges. These risks are mitigated by the fact that we do not intend to sell the security in an unrealized loss position and it is more likely than not that we will not have to sell the security before recovery of its cost basis.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the appropriateness of an institution’s ACL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to respond to those actions and may lead to penalties.
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
We may be required to recognize an impairment of goodwill
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to past acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill is impaired, we must write-down the goodwill by the amount of the impairment.
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
Our estimates and assumptions may be incorrect
Our consolidated financial statements conform with GAAP, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Estimates are based on information available to us at the time the estimates are made. Actual results could differ from estimates. For further discussion regarding significant accounting estimates, see “Note 1 – Significant Accounting Policies” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or other means
See Item 1C. Cybersecurity.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk
As a financial institution, we may be the target of a security breach due to a cybersecurity attack. While we have not encountered a cybersecurity incident that has materially impacted our operations or financial results, a security breach due to a cyber-attack in the future could result in a material impact to us, our customers, and our third-party vendors. The risk of such event could increase in the future due to the expansion of mobile banking and other internet-based product offerings, our use of internet-based services for internal and external purposes, acquisition and integration of new products and other offerings, increased use of third-party software solutions, and the growing reliance on mobile devices.
Cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Techniques used in cyberattacks evolve frequently, are increasingly sophisticated, and may not be recognized until launched. Cyber-attacks can originate from a wide variety of sources, including both internal and external sources, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to broadly disrupt the operations of financial institutions. We may be unable to fully prevent cyber-attacks due to the inability to anticipate, detect, or recognize threats to our systems, or to implement effective preventative measures against all breaches. In addition, we do not have control over the cybersecurity of the systems of our customers, counterparty, and third-party service providers.
Our products, services and systems are accessed through critical company or third-party operations. These operations involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees and customers. Successful breaches, employee wrongdoing, or human or technological error could result in unauthorized access, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems. Examples of a breach include theft of sensitive, regulated, or confidential data, including personal information; loss of access to critical data or systems through ransomware, destructive attacks, or other means; and business delays, service or system disruptions, or denials of service.
Should we, or the third parties we do business with, fall victim to successful cyber-attacks or experience other cybersecurity incidents, the result could include negative consequences. Such consequences could include, but are not limited to: significant disruption of our operations and those of our customers, including losing access to important business systems; misappropriation of confidential information related to customers, counterparties, employees, or other parties; severe damage to our reputation; the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated, or destroyed, or the inability to prevent systems from processing fraudulent transactions; violations of applicable privacy and other laws; financial loss to us or our customers, counterparties, or employees; exposure to the risk of litigation, regulation, and other liability, which may include fines or other penalties and increased cybersecurity or other insurance premiums. The extent of a particular cyber-attack and the steps we must take to investigate and respond to it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed.
We have cybersecurity insurance intended to cover expenses related to notification, credit monitoring, investigation, crisis management, public relations, and legal advice. In addition, we maintain insurance to cover restoration of data, certain physical damage, and third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Insurance policies and coverage are reviewed at least annually in detail.
Risk Management
Cybersecurity threats are assessed, identified, and managed within our Enterprise Risk Management Framework. We use a multi-layered approach to effectively manage risk. This approach includes, but is not limited to: (1) employees who are responsible for and manage risk; (2) employees and systems that oversee, monitor, and report risk: and (3) independent assurance, evaluation, and oversight of risk management activities.
Our security strategy is a layered approach. We utilize multiple layers of defense, both internally and externally, to ensure the integrity of our systems and data. We engage reputable security partners (assessors, consultants, auditors, and other third parties) for real time analysis and protection of our network infrastructure. This includes the use of preventative and detective tools to monitor, block, and alert us to suspicious activity. We utilize industry and regulator recognized assessment tools, such as the FFIEC Cybersecurity Assessment Tool and the Ransomware Self-Assessment Tool, to identify potential cybersecurity threats as well as the impact they could have on the Bank. Dashboards are used to track and monitor cybersecurity activity and trends.
We have established programs in place to proactively mitigate and respond to cybersecurity risk. The Vendor Management Program provides management with a framework to evaluate new vendors and ensure ongoing monitoring of third parties, including the evaluation of cybersecurity risk. The Incident Response Plan provides a framework for management to respond to and minimize the impact of an incident involving our information technology systems, or that of one of our third-party providers. The Business Continuity Plan provides information to prepare for and manage a business disruption.
Governance
All employees play a critical role in managing cybersecurity risk. Our Enterprise Risk Management Framework utilizes the three lines of defense model to define roles and responsibilities to effectively manage risk. First line employees own and manage risk, the second line oversees, monitors, and reports risk, and the third line provides independent assurance of risk management activities.
We employ Information Technology staff to analyze and protect our network infrastructure. Members of our IT staff have relevant training and education in computer networks and systems, information security and intelligence, and hold industry certifications related to network security, enterprise IT governance, and risk and information systems control. In addition, our employees’ network with peer banks, participate in industry groups, and attend ongoing training to stay abreast of cybersecurity threats and best practices.
Within the Enterprise Risk Management Framework, we have established committees, both at the management and board level, to oversee risk, and ensure cybersecurity risk is escalated appropriately to the Board.
The Information Technology Risk Management Committee is chaired by the Chief Technology Officer and comprised         of IT management and other key stakeholders from across the Bank. They are responsible for identifying, measuring, monitoring, and controlling risk generated within IT, including cybersecurity risk. This committee reviews and updates risk assessments as necessary and monitors activity through risk reports and dashboards. A cybersecurity dashboard, which includes a summary of key risk metrics, is reviewed and monitored by the IT Risk Management. The Chief Technology Officer and Information Security Officer provide quarterly reports to the Board Risk Committee.
The Board Risk Committee assists the Board in fulfilling its responsibilities related to the oversight of the Bank’s     Enterprise Risk Management Framework. The Board Risk Committee oversees executive management's design, implementation, and maintenance of an effective risk management program to ensure compliance with laws and regulations, and operation within the parameters established in the Bank’s risk appetite statement. This includes a review of the cybersecurity dashboard which summarizes key risk indicators and identifies emerging risks.
The Board Risk Committee provides a verbal risk report and meeting minutes to the Board at least quarterly. This includes a discussion of key risks and effectiveness of internal controls. In addition, cybersecurity incidents are escalated to the Board in a timely manner using the processes defined within the Bank’s Incident Response Plan.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 29 branches, two operations centers, and vacant land. We also lease property in Saginaw, Michigan which serves as a full-service branch and Bay City, Michigan which serves as a loan and wealth office. We continually monitor and assess the need for expansion and/or improvement of all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(Dollars in thousands except per share amounts)
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,485,889 shares are issued and outstanding as of December 31, 2023. As of that date, there were 2,674 shareholders of record.
Our common stock is traded in the over-the-counter market.  Our common stock is quoted on the OTCQX market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”.  Other trades in our common stock occur in privately negotiated transactions from time to time for which we may have little or no information.
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

	Number of Common Shares	Sale Price
		Low	High
2023
First Quarter	131,476	$22.08	$25.10
Second Quarter	123,123	19.13	26.00
Third Quarter	128,216	19.61	23.00
Fourth Quarter	111,755	19.75	22.00
	494,570
2022
First Quarter	62,813	$24.50	$26.00
Second Quarter	68,013	23.00	26.25
Third Quarter	80,927	21.39	24.95
Fourth Quarter	118,260	21.00	24.02
	330,013
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2023	2022
First Quarter	$0.28	$0.27
Second Quarter	0.28	0.27
Third Quarter	0.28	0.27
Fourth Quarter	0.28	0.28
Total	$1.12	$1.09
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three-month period ended December 31, 2023, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				295,505
October 1 - 31	6,671	$20.99	6,671	288,834
November 1 - 30	6,684	20.20	6,684	282,150
December 1 - 31	11,344	20.63	11,344	270,806
Balance, December 31	24,699	$20.61	24,699	270,806
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
Executive Summary
We reported net income of $18,167 and earnings per common share of $2.42 for the year ended December 31, 2023. Net income and earnings per common share for the same period of 2022 were $22,238 and $2.95, respectively. Net interest income decreased $2,537, or 4.19%, during 2023 compared to 2022. Rising interest rates and growth in core loans led to a $13,833, or 21.02%, increase in gross interest income during 2023 compared to 2022. Conversely, rising interest rates on deposits and an increase in borrowings led to a $16,370 increase in interest expense for the year ended December 31, 2023 when compared to the same period in 2022.
The provision for credit losses during the year ended December 31, 2023 was $629, compared to $483 for the same period in 2022. Credit quality remained strong at December 31, 2023, as evidenced by total past due and nonaccrual loans which were $4,964, or 0.37%, of gross loans. While maintaining strong credit quality, the ACL and provision for loan losses increased during 2023 as a result of core loan growth and economic related risk factors.
Noninterest income increased $161 during 2023 compared to the same period in 2022. This increase was driven by wealth management fees and ATM and debit card fee income, offset by a decrease in OMSR income and gain on sale of loans, as residential mortgages sold to the secondary market declined. Noninterest expenses increased $2,490 in 2023, when compared to the same period in 2022, and was primarily a result of increased compensation, equipment expense, other losses, and FDIC insurance premiums.
As of December 31, 2023, total assets and assets under management were $2,058,968 and $2,948,751, respectively. Assets under management include loans sold and serviced of $248,756 and investment and trust assets managed by Isabella Wealth of $641,027, in addition to assets on our consolidated balance sheet. Loans outstanding as of December 31, 2023 totaled $1,349,463. During 2023, gross loans grew $85,290 driven by growth in nearly all loan categories. Total deposits were $1,723,695 as of December 31, 2023, declining $20,580, or 1.2%, during the year as competition for deposits remained strong throughout 2023. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our securities portfolio decreased $52,333 during 2023, predominantly due to maturities and principal paydowns. Unrealized losses on our AFS securities portfolio were $31,826 at December 31, 2023, improving $13,298 since December 31, 2022. Unrealized losses on our AFS securities portfolio resulted from increased short-term and intermediate-term benchmark interest rates throughout 2023. As a result, the higher level of unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Management does not anticipate the need to sell securities and incur a loss as a result of the sale.
Our net yield on interest earning assets (FTE) was 3.05% for 2023, which decreased from 3.18% in 2022. To maintain a competitive edge in a rising interest rate environment, we increased most of our deposit rates beginning in the fourth quarter of 2022 and in recent periods, increased our level of borrowings to fund loan growth. As a result, this has negatively impacted our net yield on interest earning assets and further increases may slow improvement in our net yield on interest earning assets.

Recent Events and Legislation
2023 Bank Failures and the Condition of the Banking Industry: In March 2023, disruptions in the industry resulted in FDIC seizures of three banking institutions. Each bank had its own unique balance sheet issues, none of which exist at Isabella Bank. Shortly after the FDIC takeovers, the Federal Reserve Bank and the Department of Treasury announced enhanced insurance coverage and a borrowing program to help banks in need of funding. Isabella Bank continues to monitor such events, as well as industry and regulatory responses, to assure we are prepared for any changes that might affect the bank, including the ability to timely address economic uncertainty.
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
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2022 and 2021 have been reclassified to conform with the 2023 presentation.
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
Subsequent Events
We evaluated subsequent events after December 31, 2023 through the date our condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2023 and the date our condensed consolidated financial statements were issued.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 6, 2024.

Results of Operations
(Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2023	2022	2021
INCOME STATEMENT DATA
Interest income	$79,631	$65,798	$60,113
Interest expense	21,687	5,317	7,412
Net interest income	57,944	60,481	52,701
Provision for credit losses	629	483	(518)
Noninterest income	13,827	13,666	13,822
Noninterest expenses	49,310	46,820	43,694
Federal income tax expense	3,665	4,606	3,848
Net income	$18,167	$22,238	$19,499
PER SHARE
Basic earnings	$2.42	$2.95	$2.48
Diluted earnings	$2.40	$2.91	$2.45
Dividends	$1.12	$1.09	$1.08
Tangible book value (1)	$20.59	$18.25	$21.61
Quoted market value
High	$26.00	$26.25	$29.00
Low	$19.13	$21.00	$19.45
Close (1)	$21.50	$23.50	$25.50
Common shares outstanding (1)	7,485,889	7,559,421	7,532,641
PERFORMANCE RATIOS
Return on average total assets	0.89%	1.08%	0.96%
Return on average shareholders' equity	9.52%	11.41%	8.83%
Return on average tangible shareholders' equity	12.75%	15.17%	11.31%
Net interest margin yield (FTE)	3.05%	3.18%	2.87%
BALANCE SHEET DATA (1)
Gross loans	$1,349,463	$1,264,173	$1,301,037
AFS securities	$528,148	$580,481	$490,601
Total assets	$2,058,968	$2,030,267	$2,032,158
Deposits	$1,723,695	$1,744,275	$1,710,339
Borrowed funds	$116,136	$87,016	$99,320
Shareholders' equity	$202,402	$186,210	$211,048
Gross loans to deposits	78.29%	72.48%	76.07%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$248,756	$264,206	$278,844
Assets managed by Isabella Wealth	$641,027	$513,918	$516,243
Total assets under management	$2,948,751	$2,808,391	$2,827,245
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.08%	0.04%	0.10%
Nonperforming assets to total assets	0.07%	0.05%	0.08%
ACL to gross loans	0.97%	0.78%	0.70%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.83%	9.17%	10.39%
Tier 1 leverage	8.76%	8.61%	7.97%
Common equity tier 1 capital	12.54%	12.91%	12.07%
Tier 1 risk-based capital	12.54%	12.91%	12.07%
Total risk-based capital	15.52%	15.79%	14.94%
(1) At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2023	September 30 2023	June 30 2023	March 31 2023
INCOME STATEMENT DATA
Total interest income	$21,056	$20,485	$19,495	$18,595
Total interest expense	7,444	6,183	4,816	3,244
Net interest income	13,612	14,302	14,679	15,351
Provision for loan losses	684	(292)	196	41
Noninterest income	3,516	3,414	3,604	3,293
Noninterest expenses	11,915	12,658	12,539	12,198
Federal income tax expense	726	937	918	1,084
Net income	$3,803	$4,413	$4,630	$5,321
PER SHARE
Basic earnings	$0.51	$0.59	$0.62	$0.70
Diluted earnings	$0.51	$0.58	$0.61	$0.70
Dividends	$0.28	$0.28	$0.28	$0.28
Quoted market value (1)	$21.50	$21.05	$20.50	$24.80
Tangible book value (1)	$20.59	$18.27	$18.69	$19.24

	Quarter to Date
	December 31 2022	September 30 2022	June 30 2022	March 31 2022
INCOME STATEMENT DATA
Total interest income	$17,915	$17,019	$16,102	$14,762
Total interest expense	1,643	1,216	1,175	1,283
Net interest income	16,272	15,803	14,927	13,479
Provision for loan losses	(57)	18	485	37
Noninterest income	3,272	3,252	3,595	3,547
Noninterest expenses	11,922	11,917	11,661	11,320
Federal income tax expense	1,357	1,233	1,081	935
Net income	$6,322	$5,887	$5,295	$4,734
PER SHARE
Basic earnings	$0.84	$0.78	$0.70	$0.63
Diluted earnings	$0.83	$0.77	$0.69	$0.62
Dividends	$0.28	$0.27	$0.27	$0.27
Quoted market value (1)	$23.50	$21.40	$24.80	$25.85
Tangible book value (1)	$18.25	$16.96	$18.85	$19.56
(1) At end of period

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Significant Accounting Policies” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ACL, acquisition intangibles and goodwill, and the determination of the fair value and assessment of credit related impairments of investment securities to be our most critical accounting policies.
The ACL requires our most subjective and complex judgment. Changes in economic conditions and other external factors can have a significant impact on the ACL and, therefore, the allowance for credit losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ACL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. For additional discussion concerning our ACL and related matters, see “ACL - Loans” and “Note 4 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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

	Year Ended December 31
	2023			2022			2021
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,308,891	$65,670	5.02%	$1,249,634	$53,283	4.26%	$1,208,141	$51,410	4.26%
Taxable investment securities	485,718	9,399	1.94%	477,159	8,294	1.74%	297,357	4,920	1.65%
Nontaxable investment securities	96,845	3,780	3.90%	107,158	3,933	3.67%	117,997	4,235	3.59%
Fed funds sold	12	1	5.04%	10	—	2.42%	5	—	0.02%
Other	41,965	1,804	4.30%	99,301	1,344	1.35%	255,246	706	0.28%
Total earning assets	1,933,431	80,654	4.17%	1,933,262	66,854	3.46%	1,878,746	61,271	3.26%
NONEARNING ASSETS
Allowance for credit losses	(12,784)			(9,477)			(9,396)
Cash and demand deposits due from banks	24,592			24,708			29,139
Premises and equipment	26,589			24,648			24,760
Accrued income and other assets	74,319			81,823			109,625
Total assets	$2,046,147			$2,054,964			$2,032,874
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$346,875	1,086	0.31%	$374,623	274	0.07%	$345,015	216	0.06%
Savings deposits	626,027	8,290	1.32%	630,574	1,135	0.18%	558,102	616	0.11%
Time deposits	308,699	8,976	2.91%	270,296	2,612	0.97%	336,094	4,610	1.37%
Federal funds purchased and repurchase agreements	43,061	961	2.23%	49,974	79	0.16%	57,453	53	0.09%
FHLB advances	23,699	1,309	5.52%	7,863	152	1.93%	69,342	1,302	1.88%
Subordinated debt, net of unamortized issuance costs	29,287	1,065	3.64%	29,200	1,065	3.65%	17,000	615	3.62%
Total interest bearing liabilities	1,377,648	21,687	1.57%	1,362,530	5,317	0.39%	1,383,006	7,412	0.54%
NONINTEREST BEARING LIABILITIES
Demand deposits	461,689			482,781			416,247
Other	16,043			14,695			12,858
Shareholders’ equity	190,767			194,958			220,763
Total liabilities and shareholders’ equity	$2,046,147			$2,054,964			$2,032,874
Net interest income (FTE)		$58,967			$61,537			$53,859
Net yield on interest earning assets (FTE)			3.05%			3.18%			2.87%
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

	2023 Compared to 2022 Increase (Decrease) Due to			2022 Compared to 2021 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$2,621	$9,766	$12,387	$1,769	$104	$1,873
Taxable investment securities	151	954	1,105	3,114	260	3,374
Nontaxable investment securities	(393)	240	(153)	(396)	94	(302)
Fed Funds Sold	—	1	1	—	—	—
Other	(1,130)	1,590	460	(659)	1,297	638
Total changes in interest income	1,249	12,551	13,800	3,828	1,755	5,583
Changes in interest expense
Interest bearing demand deposits	(22)	834	812	20	38	58
Savings deposits	(8)	7,163	7,155	89	430	519
Time deposits	420	5,944	6,364	(796)	(1,202)	(1,998)
Federal funds purchased and repurchase agreements	(12)	894	882	(8)	34	26
FHLB advances	602	555	1,157	(1,187)	37	(1,150)
Subordinated debt, net of unamortized issuance costs	3	(3)	—	445	5	450
Total changes in interest expense	983	15,387	16,370	(1,437)	(658)	(2,095)
Net change in interest margin (FTE)	$266	$(2,836)	$(2,570)	$5,265	$2,413	$7,678
Over the past several quarters, rising rates on deposit accounts and an increase in borrowed funds have reversed the improvement in our net interest margin. The higher interest rate environment is expected to continue to place pressure and slow improvement on our net yield on interest earning assets.

	Average Yield / Rate for the Three-Month Periods Ended:
	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022
Total earning assets	4.38%	4.30%	4.11%	3.89%	3.77%
Total interest bearing liabilities	2.13%	1.79%	1.41%	0.95%	0.49%
Net yield on interest earning assets (FTE)	2.85%	3.02%	3.11%	3.22%	3.43%

	Quarter to Date Net Interest Income (FTE)
	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022
Total interest income (FTE)	$21,302	$20,735	$19,750	$18,867	$18,183
Total interest expense	7,444	6,183	4,816	3,244	1,643
Net interest income (FTE)	$13,858	$14,552	$14,934	$15,623	$16,540
Past Due and Nonaccrual Loans
Fluctuations in past due and nonaccrual loans can have a significant impact on the ACL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans as of December 31
	2023	2022	2021	2020	2019
Commercial and industrial	$656	$617	$203	$1,790	$1,936
Commercial real estate	—	6,887	358	358	559
Agricultural	205	234	987	3,786	4,285
Residential real estate	3,910	3,333	2,287	3,580	4,554
Consumer	193	59	196	96	71
Total	$4,964	$11,130	$4,031	$9,610	$11,405
Total past due and nonaccrual loans to gross loans	0.37%	0.88%	0.31%	0.78%	0.96%
The increase in past due and nonaccrual loans within the commercial real estate and residential loan portfolios at the end of 2022 was the result of one past due relationship, which has since improved. The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status.
The following table summarizes nonaccrual loans as of:

	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022
Commercial and industrial	$491	$17	$17	$20	$82
Commercial real estate	—	—	—	57	14
Agricultural	205	208	218	232	234
Residential real estate	286	295	179	179	127
Total	$982	$520	$414	$488	$457
Nonaccrual loans as a % of loans at end of period	0.07%	0.04%	0.03%	0.04%	0.04%
A summary of loans past due by type and information related to nonaccrual status loans are included in “Note 4 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2023	2022	2021	2020	2019
Nonaccrual loans	$982	$457	$1,245	$5,313	$6,535
Accruing loans past due 90 days or more	87	—	97	—	—
Total nonperforming loans	1,069	457	1,342	5,313	6,535
Foreclosed assets	406	439	211	527	456
Debt securities	12	77	131	230	230
Total nonperforming assets	$1,487	$973	$1,684	$6,070	$7,221
Nonperforming loans as a % of total loans	0.08%	0.04%	0.10%	0.43%	0.55%
Nonperforming assets as a % of total assets	0.07%	0.05%	0.08%	0.31%	0.40%
ACL - Loans
The viability of any financial institution is ultimately determined by its management of risk. Loans represent our single largest concentration of risk. The ACL is our estimation of expected credit losses within the existing loan portfolio. We allocate the ACL throughout the loan portfolio based on our assessment of the underlying risks associated within each loan segment. Our assessments include allocations based on specific valuation allowances, historical charge-offs, internally assigned credit risk ratings, past due and nonaccrual balances, historical loss percentages, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.
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
The following table summarizes our charge-offs, recoveries, provision for credit losses, and ACL balances as of, and for the unaudited three month periods ended:

	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022
Total charge-offs	$452	$179	$92	$101	$249
Total recoveries	71	433	95	110	479
Net loan charge-offs (recoveries)	381	(254)	(3)	(9)	(230)
Net loan charge-offs (recoveries) to average loans outstanding	0.03%	(0.02)%	0.00%	0.00%	(0.02)%
Provision for credit losses - loans	$684	$(320)	$190	$37	$(57)
Provision for credit losses to average loans outstanding	0.05%	(0.02)%	0.01%	0.00%	0.00%
ACL	$13,108	$12,767	$12,833	$12,640	$9,850
ACL as a % of loans at end of period	0.97%	0.96%	0.96%	0.99%	0.78%

The following table summarizes charge-off and recovery activity by loan segment for the year ended December 31, 2023:

	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Charge-offs	$276	$—	$4	$2	$542	$824
Recoveries	79	26	12	329	263	709
Net loan charge-offs (recoveries)	$197	$(26)	$(8)	$(327)	$279	$115
Average loans outstanding	$203,390	$547,166	$96,967	$345,630	$97,485	$1,290,638
Net loan charge-offs (recoveries) to average loans outstanding	0.10%	—%	(0.01)%	(0.09)%	0.29%	0.01%
The following table summarizes charge-offs, recoveries, and provision for credit loss activity for the years ended December 31:

	2023	2022	2021	2020	2019
Allowance at beginning of period	$9,850	$9,103	$9,744	$7,939	$8,375
Adoption of ASC 326	2,744	—	—	—	—
Charge-offs	824	619	607	381	948
Recoveries	709	883	484	521	482
Provision for credit losses - loans	629	483	(518)	1,665	30
Allowance at end of period	$13,108	$9,850	$9,103	$9,744	$7,939
Net loan charge-offs (recoveries)	$115	$(264)	$123	$(140)	$466
Net loan charge-offs (recoveries) to average loans outstanding	0.01%	(0.02)%	0.01%	(0.01)%	0.04%
ACL as a % of loans at end of period	0.97%	0.78%	0.70%	0.79%	0.67%
ACL as a % of nonaccrual loans	1334.83%	2155.36%	731.16%	183.40%	121.48%
The following table illustrates the two main components of the ACL as of:

	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022
ACL
Individually evaluated	$84	$—	$—	$—	$451
Collectively evaluated	13,024	12,767	12,833	12,640	9,399
Total	$13,108	$12,767	$12,833	$12,640	$9,850
ACL to gross loans
Individually evaluated	0.01%	0.00%	0.00%	0.00%	0.04%
Collectively evaluated	0.96%	0.96%	0.96%	0.99%	0.74%
Total	0.97%	0.96%	0.96%	0.99%	0.78%

The following table illustrates the amounts of the ACL and ALLL allocated to each loan segment and the percentage of these loan segments to gross loans as of December 31:

	2023		2022		2021		2020		2019
	ACL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans
Commercial and industrial	$968	15.54	$860	14.11	$680	13.91	$704	17.37	$644	14.25
Commercial real estate	5,878	41.82	461	44.78	1,060	42.89	1,458	39.99	1,270	42.22
Advances to mortgage brokers	—	1.37	—	—	—	5.53	—	4.06	—	2.99
Agricultural	270	7.41	577	8.30	289	7.27	311	8.12	634	9.87
Residential real estate	4,336	26.41	617	26.64	747	24.77	1,363	24.51	2,047	24.76
Consumer	1,656	7.45	961	6.17	908	5.63	798	5.95	922	5.91
Total Allocated	13,108	100.00	3,476	100.00	3,684	100.00	4,634	100.00	5,517	100.00
Unallocated	—	—	6,374	—	5,419	—	5,110	—	2,422	—
Total	$13,108	100.00	$9,850	100.00	$9,103	100.00	$9,744	100.00	$7,939	100.00
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
For further discussion of the allocation of the ACL, see “Note 4 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2023	2022	$	%	2021	$	%
Service charges and fees
ATM and debit card fees	$5,051	$4,774	$277	5.80%	$4,600	$174	3.78%
Service charges and fees on deposit accounts	2,413	2,566	(153)	(5.96)%	2,139	427	19.96%
Freddie Mac servicing fee	630	669	(39)	(5.83)%	747	(78)	(10.44)%
Net OMSR income (loss)	(137)	435	(572)	(131.49)%	(184)	619	336.41%
Other fees for customer services	340	286	54	18.88%	312	(26)	(8.33)%
Total service charges and fees	8,297	8,730	(433)	(4.96)%	7,614	1,116	14.66%
Wealth management fees	3,557	3,005	552	18.37%	3,071	(66)	(2.15)%
Earnings on corporate owned life insurance policies	920	884	36	4.07%	800	84	10.50%
Net gain on sale of mortgage loans	317	631	(314)	(49.76)%	1,694	(1,063)	(62.75)%
Other	736	416	320	76.92%	643	(227)	(35.30)%
Total noninterest income	$13,827	$13,666	$161	1.18%	$13,822	$(156)	(1.13)%
During 2022, we experienced an increase in service charges and fees on deposit accounts mainly due to an increase in the number of deposit accounts. Although deposit accounts continued to grow in 2023, we experienced a decline in fees due to the discontinuation of NSF fees. Although we expect a continuation in deposit account growth in 2024, fee levels may not exceed 2023 due to continued regulatory discussions around the practice of service charges and fees.
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. During 2022, prepayment speeds declined as a result of an increase in interest rates, resulting in income recognized during 2022. During 2023 the volume of loans serviced decreased, resulting in the recognition of losses. OMSR income during 2024 may continue to experience fluctuations and could vary from 2023 levels.
During 2023, we experienced an increase in wealth management fees driven by a combination of the growth in the stock market and increased new business activity. During 2022, there was strong growth in assets managed by Isabella Wealth, however the decline in the market offset the increase in fees related to growth in new business. We expect wealth management fees to exceed 2023 levels in 2024 as a result of new business activity.
The amount of loans sold is driven by customer demand and balance sheet management strategies. We experienced a significant increase in loan demand in early 2021 which led to an increase in the number and dollar amount of loans sold; as such, net gain on sale of mortgage loans increased significantly. In mid-2021, we decided to retain more loan originations on the balance sheet, due to our liquidity position, thereby decreasing the number of mortgage loans sold, which had an impact on the net gain on loans sold. As a result of this change in strategy, coupled with a decline in loan demand due to increased interest rates, net gain on sale of mortgage loans declined in the second half of 2021 and during 2022. During 2023, we experienced a decrease in gain on sale of mortgage loans as loan demand continued to decline. As demand is expected to remain at reduced levels in 2024, gain on sale of mortgage loans is not expected to exceed 2023 levels during 2024.
The fluctuations in all other income are spread throughout various categories, none of which is individually significant.

Significant noninterest expense balances are highlighted in the following table for the years ended December 31:

			Change			Change
	2023	2022	$	%	2021	$	%
Compensation and benefits	$25,905	$24,887	$1,018	4.09%	$23,749	$1,138	4.79%
Furniture and equipment	6,519	6,006	513	8.54%	5,462	544	9.96%
Occupancy	3,778	3,691	87	2.36%	3,661	30	0.82%
Other
Audit, consulting, and legal fees	2,340	2,358	(18)	(0.76)%	2,066	292	14.13%
ATM and debit card fees	1,767	1,909	(142)	(7.44)%	1,810	99	5.47%
Marketing costs	1,159	1,056	103	9.75%	939	117	12.46%
Memberships and subscriptions	1,042	876	166	18.95%	877	(1)	(0.11)%
Loan underwriting fees	927	1,004	(77)	(7.67)%	849	155	18.26%
FDIC insurance premiums	922	537	385	71.69%	690	(153)	(22.17)%
Donations and community relations	915	923	(8)	(0.87)%	705	218	30.92%
Other losses	871	546	325	59.52%	194	352	181.44%
Director fees	764	790	(26)	(3.29)%	703	87	12.38%
All other	2,401	2,237	164	7.33%	1,989	248	12.47%
Total other noninterest expenses	13,108	12,236	872	7.13%	10,822	1,414	13.07%
Total noninterest expenses	$49,310	$46,820	$2,490	5.32%	$43,694	$3,126	7.15%
The increase in compensation and benefits has been driven by merit increases and our employee incentive plans. We closely monitor compensation levels to ensure we attract and retain talent in a competitive labor market. While expenses related to our employee incentive plans fluctuate based on financial performance, compensation and benefits expense in 2024 is expected to continue to increase as a result of anticipated merit increases and insurance related benefits.
The decrease in ATM and debit card fees is primarily the result of a cost savings related to vendor reporting services. While the savings in the service fees will continue, ATM and debit card fees are expected to exceed 2023 levels in 2024 as a result of the continuation of increased card usage.
The increase in FDIC insurance premiums is due to the FDIC adopting a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. FDIC premiums are expected to maintain 2023 levels into 2024.
Donations and community relations increased during 2022 as a result of initiatives designed to deepen and strengthen our relationship with the communities in which we operate and serve, which includes an expanded footprint. During 2023 we maintained the same level of community support as in 2022. In 2024 we do not expect donations and community relations to exceed 2023 levels.
During the second quarter of 2023, we recognized a loss related to the settlement of a business matter. No further losses are anticipated related to this matter. As such, other losses are expected to decline during 2024 when compared to 2023 levels.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which is individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2023	2022	$	%
ASSETS
Cash and cash equivalents	$33,672	$38,924	$(5,252)	(13.49)%
AFS securities
Amortized cost of AFS securities	559,974	625,605	(65,631)	(10.49)%
Unrealized gains (losses) on AFS securities	(31,826)	(45,124)	13,298	N/M
AFS securities	528,148	580,481	(52,333)	(9.02)%
Mortgage loans AFS	—	379	(379)	(100.00)%
Loans	1,349,463	1,264,173	85,290	6.75%
Less allowance for credit losses	13,108	9,850	3,258	33.08%
Net loans	1,336,355	1,254,323	82,032	6.54%
Premises and equipment	27,639	25,553	2,086	8.16%
Corporate owned life insurance policies	33,892	32,988	904	2.74%
Equity securities without readily determinable fair values	15,848	15,746	102	0.65%
Goodwill and other intangible assets	48,284	48,287	(3)	(0.01)%
Accrued interest receivable and other assets	35,130	33,586	1,544	4.60%
TOTAL ASSETS	$2,058,968	$2,030,267	$28,701	1.41%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,723,695	$1,744,275	$(20,580)	(1.18)%
Borrowed funds	116,136	87,016	29,120	33.47%
Accrued interest payable and other liabilities	16,735	12,766	3,969	31.09%
Total liabilities	1,856,566	1,844,057	12,509	0.68%
Shareholders’ equity	202,402	186,210	16,192	8.70%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,058,968	$2,030,267	$28,701	1.41%
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period to period. Cash levels declined slightly during 2023 driven by funding for loan growth.

AFS securities
The primary objective of our investing activities is to manage our overall exposure to changes in interest rates. Secondary considerations include ensuring ample access to liquidity, generating returns, and providing current income. The following is a schedule of the carrying value of AFS securities as of December 31:

	2023	2022	2021
U.S. Treasury	$214,801	$208,701	$209,703
States and political subdivisions	92,876	117,512	121,205
Auction rate money market preferred	2,931	2,342	3,242
Mortgage-backed securities	32,815	39,070	56,148
Collateralized mortgage obligations	177,775	205,728	92,301
Corporate	6,950	7,128	8,002
Total	$528,148	$580,481	$490,601
Excluding those holdings in government sponsored enterprises and municipalities within the State of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity during 2023, 2022, and 2021. We have a policy prohibiting investments in securities that we deem unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage-backed securities, zero coupon bonds, non-government agency asset-backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2023. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$—	—	$214,801	0.98	$—	—	$—	—	$—	—
States and political subdivisions	15,907	3.65	28,197	3.13	19,450	2.93	29,322	3.58	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	32,815	2.36
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	177,775	2.91
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,931	7.78
Corporate	—	—	—	—	6,950	3.78	—	—	—	—
Total	$15,907	3.65	$242,998	0.27	$26,400	3.15	$29,322	3.58	$213,521	2.90

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2023	2022	2021	2020	2019
Commercial and industrial	$209,738	$178,428	$180,975	$215,101	$169,116
Commercial real estate	564,244	566,012	557,905	495,232	500,876
Advances to mortgage brokers	18,541	—	72,001	50,258	35,523
Agricultural	99,994	104,985	94,634	100,600	117,136
Residential real estate	356,418	336,694	322,239	303,500	293,779
Consumer	100,528	78,054	73,283	73,620	70,140
Total	$1,349,463	$1,264,173	$1,301,037	$1,238,311	$1,186,570
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2023		2022		2021
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial and industrial	$31,310	17.55%	$(2,547)	(1.41)%	$(34,126)	(15.87)%
Commercial real estate	(1,768)	(0.31)%	8,107	1.45%	62,673	12.66%
Advances to mortgage brokers	18,541	100.00%	(72,001)	(100.00)%	21,743	43.26%
Agricultural	(4,991)	(4.75)%	10,351	10.94%	(5,966)	(5.93)%
Residential real estate	19,724	5.86%	14,455	4.49%	18,739	6.17%
Consumer	22,474	28.79%	4,771	6.51%	(337)	(0.46)%
Total	$85,290	6.75%	$(36,864)	(2.83)%	$62,726	5.07%
We've experienced an increase in the commercial loan portfolio in recent periods as demand has increased. With the increased activity in mortgage lending in the second quarter of 2023, we elected to resume participation in a mortgage purchase program. Our participation in this program paused during most of 2022 and the first quarter of 2023 due to low mortgage volume. Residential mortgage lending activities continues to increase despite increased interest rates. As interest rates are expected to remain high throughout 2024, growth in residential loans is anticipated to continue, but at a slower pace. We've experienced growth in the consumer portfolio and expect this trend to continue in 2024.
Accrued interest receivable and other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. For more information related to estimates and deferred taxes, refer to “Note 1 – Significant Accounting Policies” and “Note 15 – Federal Income Taxes” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2023	2022	2021
Noninterest bearing demand deposits	$428,505	$494,346	$448,352
Interest bearing demand deposits	320,737	372,155	364,563
Savings deposits	628,079	625,734	596,662
Certificates of deposit	346,125	251,541	297,696
Internet certificates of deposit	249	499	3,066
Total	$1,723,695	$1,744,275	$1,710,339
The following table presents the change in the deposit categories for the years ended December 31:

	2023		2022
	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$(65,841)	(13.32)%	$45,994	10.26%
Interest bearing demand deposits	(51,418)	(13.82)%	7,592	2.08%
Savings deposits	2,345	0.37%	29,072	4.87%
Certificates of deposit	94,584	37.60%	(46,155)	(15.50)%
Internet certificates of deposit	(250)	(50.10)%	(2,567)	(83.72)%
Total	$(20,580)	(1.18)%	$33,936	1.98%
Total deposits have decreased over the past 12 months driven by a decline in demand deposits. We have experienced significant growth in certificates of deposit accounts during 2023 as a result of increased interest rates. We expect interest rates on deposits to continue to rise into 2024 due to competitive pressures, and anticipate a continuation in the shift of customers moving to higher interest earning products.
The following table presents estimated balances of uninsured deposits as of December 31:

	2023	2022	2021	2020	2019
Uninsured deposits	$600,381	$585,901	$548,213	$461,859	$336,399
Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limits. The balance provided above are estimates and reflect the methodologies and assumptions used for regulatory reporting of uninsured deposits. The remaining maturity of estimated uninsured certificates of deposit, by account, as of December 31, 2023 is presented in the table below. Estimated uninsured certificates of deposit is based on individual accounts and does not reflect uninsured balances by account owner.

Maturity
Within 3 months	$13,396
Within 3 to 6 months	14,383
Within 6 to 12 months	23,555
Over 12 months	8,350
Total	$59,684

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
The following table presents borrowed funds balances as of December 31:

	2023	2022	2021
Securities sold under agreements to repurchase without stated maturity dates	$46,801	$57,771	$50,162
FHLB advances	40,000	—	20,000
Subordinated debt, net of unamortized issuance costs	29,335	29,245	29,158
Total	$116,136	$87,016	$99,320
FHLB advances outstanding as of December 31, 2023 were short-term, with maturities within a week after December 31, 2023. In 2021, we completed a private placement of $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders. For additional disclosure related to borrowed funds, see “Note 8 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 75,488 shares or $1,617 of common stock during 2023, and 74,445 shares or $1,762 of common stock in 2022. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $529 and $463 during 2023 and 2022, respectively. We also grant restricted stock awards pursuant to the RSP, effective June 24, 2020. Pursuant to this plan, we increased shareholders’ equity by $253 and $147 during 2023 and 2022.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 149,020 shares or $3,415 of common stock during 2023 and 47,665 shares or $1,124 during 2022. As of December 31, 2023, we were authorized to repurchase up to an additional 270,806 shares of common stock.
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

	2023			2022
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.54%	7.00%	6.50%	12.91%	7.00%	6.50%
Tier 1 capital	12.54%	8.50%	8.00%	12.91%	8.50%	8.00%
Total capital	15.52%	10.50%	10.00%	15.79%	10.50%	10.00%
Tier 1 leverage	8.76%	4.00%	5.00%	8.61%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At December 31, 2023, the Bank exceeded minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 10 – Minimum Regulatory Capital Requirements” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $381,417 or 18.52% of assets as of December 31, 2023, compared to $488,981 or 24.08% as of December 31, 2022. The decline in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2023, we had available lines of credit of $338,080.
The frequency and complexity of our liquidity stress testing has increased due to economic uncertainly and changes within the interest rate and economic environment. Our liquidity position remained strong at the end of 2023, which is illustrated in the following table:

December 31 2023
Total cash and cash equivalents	$33,672
Available lines of credit
Fed funds lines with correspondent banks	93,000
FHLB borrowings	211,860
FRB Discount Window	28,220
Other lines of credit	5,000
Total available lines of credit	338,080
Unencumbered lendable value of FRB collateral, estimated[1]	320,000
Total cash and liquidity	$691,752
(1)Includes estimated unencumbered lendable value of FHLB collateral of $230,000

The following table summarizes our sources and uses of cash for the years ended December 31:

	2023	2022	$ Variance
Net cash provided by (used in) operating activities	$23,715	$26,937	$(3,222)
Net cash provided by (used in) investing activities	(25,779)	(106,255)	80,476
Net cash provided by (used in) financing activities	(3,188)	12,912	(16,100)
Increase (decrease) in cash and cash equivalents	(5,252)	(66,406)	61,154
Cash and cash equivalents January 1	38,924	105,330	(66,406)
Cash and cash equivalents December 31	$33,672	$38,924	$(5,252)
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
For further information regarding fair value measurements, see “Note 1 – Significant Accounting Policies” and “Note 17 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
The primary technique to measure IRR is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of the yield curve, interest rate relationships, loan prepayments, and funding sources. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic rate environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
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
The following table shows the maturity of loans outstanding at December 31, 2023 based on contractual terms. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
Commercial and industrial	$33,643	$94,909	$40,710	$40,476	$209,738
Commercial real estate	28,478	70,347	148,297	317,122	564,244
Advances to mortgage brokers	18,541	—	—	—	18,541
Agricultural	9,195	24,821	29,919	36,059	99,994
Residential real estate	4,165	17,302	130,237	204,714	356,418
Consumer	2,547	40,303	57,079	599	100,528
Total	$96,569	$247,682	$406,242	$598,970	$1,349,463

Fixed interest rates
Commercial and industrial	$5,300	$67,963	$15,781	$78	$89,122
Commercial real estate	23,068	58,228	21,030	593	102,919
Advances to mortgage brokers	18,541	—	—	—	18,541
Agricultural	3,126	8,710	4,514	634	16,984
Residential real estate	2,417	8,529	93,303	23,870	128,119
Consumer	2,289	39,912	57,035	599	99,835
Total	$54,741	$183,342	$191,663	$25,774	$455,520

Variable interest rates
Commercial and industrial	$28,343	$26,946	$24,929	$40,398	$120,616
Commercial real estate	5,410	12,119	127,267	316,529	461,325
Advances to mortgage brokers	—	—	—	—	—
Agricultural	6,069	16,111	25,405	35,425	83,010
Residential real estate	1,748	8,773	36,934	180,844	228,299
Consumer	258	391	44	—	693
Total	$41,828	$64,340	$214,579	$573,196	$893,943
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation (the "Corporation")
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2023 and 2022, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
Adoption of New Accounting Standard
As discussed in Notes 1 and 4 to the consolidated financial statements, Isabella Bank Corporation changed its method for accounting for credit losses on loans in 2023. As explained below, auditing the Corporation's allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses on loans, was a critical audit matter.
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
Allowance for Credit Losses
Description of the Matter
The Corporation’s loan portfolio totaled $1.3 billion as of December 31, 2023 and the associated allowance for credit losses on loans was $13.1 million at that date. The Corporation’s unfunded loan commitments totaled $321.7 million, with an associated allowance for credit loss of $315 thousand. Together these amounts represent the allowances for credit losses (“ACL”). As described in Notes 1 and 4 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As described in Notes 1 and 9 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities. The Corporation adopted ASC 326 effective January 1, 2023. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a model which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over an economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity due to the implementation of the PD, PA, LGD, and EAD models (the “Models”). Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.
How We Addressed the Matter in Our Integrated Audit
We obtained an understanding of the Corporation’s process for establishing the ACL, including the implementation of Models and the qualitative factor adjustments of the ACL. We evaluated the design and tested the operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL, the accuracy of the calculation of the ACL, management’s review and approval of methodologies used to establish the ACL, validation procedures over the Models, analysis of changes in various components of the ACL relative to changes in the Corporation’s loan portfolio and economy and evaluation of the overall reasonableness and appropriateness of the ACL. In doing so, we tested the operating effectiveness of review and approval controls in the Corporation’s governance process designed to identify and assess the qualitative factor adjustments which is meant to measure expected credit losses associated with factors not captured fully in the other components of the ACL.
To test the reasonableness of the qualitative factor adjustments, we performed audit procedures that included, among others testing the appropriateness of the methodologies used by the Corporation to estimate the ACL, testing the completeness and accuracy of data and information used by the Corporation in estimating the components of the ACL, assessing the reasonableness of the Models, evaluating the appropriateness of assumptions used in estimating the qualitative factor adjustments, analyzing the changes in assumptions and various components of the ACL relative to changes in the Corporation’s loan portfolio and the economy and evaluating the appropriateness and level of the qualitative factor adjustments. For example, we evaluated the appropriateness of the design and operation of the model, analyzed the changes, assumptions and modifications made to the qualitative factor adjustments, and evaluated the appropriateness and completeness of risk factors used in determining the amount of the qualitative factor adjustments. We also evaluated the data and information utilized by management to estimate the qualitative factor adjustments by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management and to consider the existence of new and potentially contradictory information used. In addition, we evaluated the overall ACL amounts, inclusive of the adjustments for the qualitative factor adjustments, and whether the amount appropriately reflects losses expected in the loan portfolio as of the consolidated balance sheet date by comparing the overall ACL to those established by similar banking institutions with similar loan portfolios. We also reviewed subsequent events and transactions and considered whether such information serves to corroborate or contradict the Corporation’s conclusion.
/s/Rehmann Robson LLC

We have served as Isabella Bank Corporation's independent auditor since 1996.
Saginaw, Michigan
March 7, 2024

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2023	2022
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,628	$27,420
Fed Funds sold and interest bearing balances due from banks	8,044	11,504
Total cash and cash equivalents	33,672	38,924
AFS securities, at fair value	528,148	580,481
Mortgage loans AFS	—	379
Loans	1,349,463	1,264,173
Less allowance for credit losses	13,108	9,850
Net loans	1,336,355	1,254,323
Premises and equipment	27,639	25,553
Corporate owned life insurance policies	33,892	32,988
Equity securities without readily determinable fair values	15,848	15,746
Goodwill and other intangible assets	48,284	48,287
Accrued interest receivable and other assets	35,130	33,586
TOTAL ASSETS	$2,058,968	$2,030,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$428,505	$494,346
Interest bearing demand deposits	320,737	372,155
Certificates of deposit under $250 and other savings	857,768	810,642
Certificates of deposit over $250	116,685	67,132
Total deposits	1,723,695	1,744,275
Borrowed funds
Federal funds purchased and repurchase agreements	46,801	57,771
FHLB advances	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	29,245
Total borrowed funds	116,136	87,016
Accrued interest payable and other liabilities	16,735	12,766
Total liabilities	1,856,566	1,844,057
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,485,889 shares (including 150,581 shares held in the Rabbi Trust) in 2023 and 7,559,421 shares (including 154,879 shares held in the Rabbi Trust) in 2022	127,323	128,651
Shares to be issued for deferred compensation obligations	3,693	5,005
Retained earnings	97,282	89,748
Accumulated other comprehensive income (loss)	(25,896)	(37,194)
Total shareholders’ equity	202,402	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,058,968	$2,030,267

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2021	7,997,247	$142,247	$4,183	$64,460	$7,698	$218,588
Comprehensive income (loss)	—	—	—	19,499	(5,839)	13,660
Issuance of common stock	67,436	1,593	—	—	—	1,593
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	71	(71)	—	—	—
Share-based payment awards under the Directors Plan	—	—	433	—	—	433
Share-based compensation expense recognized in earnings under the RSP	—	86	—	—	—	86
Common stock purchased for deferred compensation obligations	—	(1,187)	—	—	—	(1,187)
Common stock repurchased	(532,042)	(13,758)	—	—	—	(13,758)
Cash dividends paid ($1.08 per common share)	—	—	—	(8,367)	—	(8,367)
Balance, December 31, 2021	7,532,641	129,052	4,545	75,592	1,859	211,048
Comprehensive income (loss)	—	—	—	22,238	(39,053)	(16,815)
Issuance of common stock	74,445	1,762	—	—	—	1,762
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	463	—	—	463
Share-based compensation expense recognized in earnings under the RSP	—	147	—	—	—	147
Common stock purchased for deferred compensation obligations	—	(1,189)	—	—	—	(1,189)
Common stock repurchased	(47,665)	(1,124)	—	—	—	(1,124)
Cash dividends paid ($1.09 per common share)	—	—	—	(8,082)	—	(8,082)
Balance, December 31, 2022	7,559,421	128,651	5,005	89,748	(37,194)	186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	18,167	11,298	29,465
Issuance of common stock	75,488	1,617	—	—	—	1,617
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,841	(1,841)	—	—	—
Share-based payment awards under the Directors Plan	—	—	529	—	—	529
Share-based compensation expense recognized in earnings under the RSP	—	253	—	—	—	253
Common stock purchased for deferred compensation obligations	—	(1,624)	—	—	—	(1,624)
Common stock repurchased	(149,020)	(3,415)	—	—	—	(3,415)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,216)	—	(8,216)
Balance, December 31, 2023	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2023	2022	2021
Interest income
Loans, including fees	$65,670	$53,283	$51,410
AFS securities
Taxable	9,514	8,363	4,920
Nontaxable	2,642	2,808	3,077
Federal funds sold and other	1,805	1,344	706
Total interest income	79,631	65,798	60,113
Interest expense
Deposits	18,352	4,021	5,442
Borrowings
Federal funds purchased and repurchase agreements	961	79	53
FHLB advances	1,309	152	1,302
Subordinated debt, net of unamortized issuance costs	1,065	1,065	615
Total interest expense	21,687	5,317	7,412
Net interest income	57,944	60,481	52,701
Provision for credit losses	629	483	(518)
Net interest income after provision for credit losses	57,315	59,998	53,219
Noninterest income
Service charges and fees	8,297	8,730	7,614
Wealth management fees	3,557	3,005	3,071
Earnings on corporate owned life insurance policies	920	884	800
Net gain on sale of mortgage loans	317	631	1,694
Other	736	416	643
Total noninterest income	13,827	13,666	13,822
Noninterest expenses
Compensation and benefits	25,905	24,887	23,749
Furniture and equipment	6,519	6,006	5,462
Occupancy	3,778	3,691	3,661
Other	13,108	12,236	10,822
Total noninterest expenses	49,310	46,820	43,694
Income before federal income tax expense	21,832	26,844	23,347
Federal income tax expense	3,665	4,606	3,848
NET INCOME	$18,167	$22,238	$19,499
Earnings per common share
Basic	$2.42	$2.95	$2.48
Diluted	$2.40	$2.91	$2.45
Cash dividends per common share	$1.12	$1.09	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2023	2022	2021
Net income	$18,167	$22,238	$19,499
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	13,365	(50,015)	(8,371)
Reclassification adjustment for net realized (gains) losses included in net income	(67)	—	—
Comprehensive income (loss) before income tax (expense) benefit	13,298	(50,015)	(8,371)
Tax effect (1)	(2,669)	10,314	1,759
Unrealized gains (losses) on AFS securities, net of tax	10,629	(39,701)	(6,612)
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	—	—	53
Tax effect (1)	—	—	(11)
Unrealized gains (losses) on derivative instruments, net of tax	—	—	42
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	752	762	955
Reclassification adjustment for net periodic benefit cost included in net income	95	59	(31)
Net change in unrecognized pension cost	847	821	924
Tax effect (1)	(178)	(173)	(193)
Change in unrealized pension cost, net of tax	669	648	731
Other comprehensive income (loss), net of tax	11,298	(39,053)	(5,839)
Comprehensive income (loss)	$29,465	$(16,815)	$13,660
(1)See “Note 16 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$18,167	$22,238	$19,499
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	629	483	(518)
Depreciation	1,978	2,071	2,314
Amortization of OMSR	137	97	597
Amortization of acquisition intangibles	3	15	29
Amortization of subordinated debt issuance costs	90	87	52
Net amortization of AFS securities	1,474	2,018	2,233
Net gains on sale of AFS securities	(67)	—	—
Net gain on sale of mortgage loans	(317)	(631)	(1,694)
Change in OMSR valuation allowance	—	(532)	—
Net (gains) losses on foreclosed assets	(158)	(13)	(39)
Increase in cash value of corporate owned life insurance policies, net of expenses	(904)	(818)	(751)
Gains from redemption of corporate owned life insurance policies	—	(57)	(271)
Share-based payment awards under the Directors Plan	529	463	433
Share-based payment awards under the RSP	253	147	86
Deferred income tax expense (benefit)	1,008	13	(523)
Origination of loans held-for-sale	(9,657)	(21,382)	(48,957)
Proceeds from loan sales	10,353	23,369	51,657
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	(809)	(2,813)	1,208
Accrued interest payable and other liabilities	1,006	2,182	146
Net cash provided by (used in) operating activities	23,715	26,937	25,501
INVESTING ACTIVITIES
Activity in AFS securities
Sales	18,089	—	—
Maturities, calls, and principal payments	57,001	68,956	100,289
Purchases	(10,866)	(210,869)	(262,266)
Purchase of equity investments	(102)	(250)	—
Net loan principal (originations) collections	(85,783)	36,672	(63,210)
Proceeds from sales of foreclosed assets	569	241	716
Purchases of premises and equipment	(4,064)	(3,205)	(1,593)
Purchases of corporate owned life insurance policies	—	—	(4,272)
Proceeds from redemption of corporate owned life insurance policies	—	359	1,114
Proceeds from sale of FHLB Stock	—	2,288	—
Purchases of FRB Stock	—	(401)	—
Funding of low income housing tax credit investments	(623)	(46)	(413)
Net cash provided by (used in) investing activities	(25,779)	(106,255)	(229,635)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2023	2022	2021
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(20,580)	$33,936	$144,022
Net increase (decrease) in fed funds purchased and repurchase agreements	(10,970)	7,609	(18,585)
Net increase (decrease) in FHLB advances	40,000	(20,000)	(70,000)
Issuance of subordinated debt, net of unamortized issuance costs	—	—	29,106
Cash dividends paid on common stock	(8,216)	(8,082)	(8,367)
Proceeds from issuance of common stock	1,617	1,762	1,593
Common stock repurchased	(3,415)	(1,124)	(13,758)
Common stock purchased for deferred compensation obligations	(1,624)	(1,189)	(1,187)
Net cash provided by (used in) financing activities	(3,188)	12,912	62,824
Increase (decrease) in cash and cash equivalents	(5,252)	(66,406)	(141,310)
Cash and cash equivalents at beginning of period	38,924	105,330	246,640
Cash and cash equivalents at end of period	$33,672	$38,924	$105,330
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$21,052	$5,313	$7,601
Income taxes paid	2,350	4,425	4,050
SUPPLEMENTAL NONCASH INFORMATION:
Investment in low income housing tax credits	$5,000	$—	$—
Transfers of loans to foreclosed assets	378	456	361

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
For additional information, see “Note 18 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services throughout 31 locations, 24 hour banking services locally and nationally through shared ATMs, online banking, mobile banking, and direct deposits to businesses, institutions, individuals and their families. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, and ATMs. Other related financial products include trust and investment services, safe deposit box rentals, and various insurance related products. Active competition, principally from other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and insurance companies, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates, changes in the local economic environment and changes in regulations.
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
ACCOUNTING CHANGES AND RECLASSIFICATIONS: Certain amounts reported in the 2022 and 2021 consolidated financial statements have been reclassified to conform with the 2023 presentation.
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
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as mortgage loans AFS, collateral dependent loans, foreclosed assets, OMSR, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.

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
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the estimate of credit losses. Accrued interest receivable on AFS securities was $2,247 at December 31, 2023. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management, or when criteria regarding intent or requirement to sell is met.

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
ACL - LOANS: The ACL on loans is calculated in accordance with ASC 326 and is deducted from the amortized cost basis of loans to present our best estimate of the net amount expected to be collected. The ACL is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We made an accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans was $5,920 at December 31, 2023.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $248,756 and $264,206 with capitalized servicing rights of $2,422 and $2,559 at December 31, 2023 and 2022, respectively, which are included in other assets.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $630, $669, and $747 related to residential mortgage loans serviced for others during 2023, 2022, and 2021, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ACL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $406 and $439 as of December 31, 2023 and 2022, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock. Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2023	2022
FHLB Stock	$12,762	$12,762
FRB Stock	2,400	2,400
Other	686	584
Total	$15,848	$15,746
EQUITY COMPENSATION PLANS: At December 31, 2023, the Directors Plan had 154,119 shares eligible to be issued to participants, for which the Rabbi Trust held 150,581 shares. We had 207,840 shares to be issued at December 31, 2022, with 154,879 shares held in the Rabbi Trust.
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
Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,515 and $2,905 as of December 31, 2023 and 2022, respectively, which is included in accrued interest payable and other liabilities. The expenses associated with these policies totaled $173, $61, and $33 for 2023, 2022, and 2021, respectively.
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
For additional information, see “Note 12 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 14 – Other Noninterest Expenses”).
Note 2 – Accounting Standards Updates
Pending Accounting Standards Updates
ASU No. 2023-09: “Income Tax (Topic 740): Improvement to Income tax Disclosures
In December 2023, ASU No. 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures. The existing disclosure is being enhanced to provide information to help investors, lenders, creditors and all other allocators of capital asses how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2024 and is not expected to have a significant impact on our operations or financial statement disclosures.
Note 3 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,218	$—	$16,417	$214,801
States and political subdivisions	94,837	1,032	2,993	92,876
Auction rate money market preferred	3,200	—	269	2,931
Mortgage-backed securities	35,321	—	2,506	32,815
Collateralized mortgage obligations	187,248	—	9,473	177,775
Corporate	8,150	—	1,200	6,950
Total	$559,974	$1,032	$32,858	$528,148

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,622	$—	$22,921	$208,701
States and political subdivisions	122,023	392	4,903	117,512
Auction rate money market preferred	3,200	—	858	2,342
Mortgage-backed securities	42,309	—	3,239	39,070
Collateralized mortgage obligations	218,301	—	12,573	205,728
Corporate	8,150	—	1,022	7,128
Total	$625,605	$392	$45,516	$580,481

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2023 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$—	$231,218	$—	$—	$—	$231,218
States and political subdivisions	15,461	28,082	20,003	31,291	—	94,837
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	35,321	35,321
Collateralized mortgage obligations	—	—	—	—	187,248	187,248
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$15,461	$259,300	$28,153	$31,291	$225,769	$559,974
Fair value	$15,907	$242,998	$26,400	$29,322	$213,521	$528,148
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group. Approximately $143,000 of the amortized cost of the collateralized mortgage portfolio consist of agency commercial mortgage-backed securities with defined maturity dates of less than ten years.
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2023	2022	2021
Proceeds from sales of AFS securities	$18,089	$—	$—
Realized gains (losses)	$67	$—	$—
Applicable income tax expense (benefit)	$14	$—	$—
The information on the following tables pertains to AFS securities with gross unrealized losses at December 31, 2023 and 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,417	$214,801	$16,417
States and political subdivisions	42	7,172	2,951	37,011	2,993
Auction rate money market preferred	—	—	269	2,931	269
Mortgage-backed securities	1	10	2,505	32,805	2,506
Collateralized mortgage obligations	116	4,554	9,357	173,221	9,473
Corporate	—	—	1,200	6,950	1,200
Total	$159	$11,736	$32,699	$467,719	$32,858
Number of securities in an unrealized loss position:		22		186	208

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$1,388	$18,331	$21,533	$190,370	$22,921
States and political subdivisions	2,389	48,083	2,514	40,667	4,903
Auction rate money market preferred	—	—	858	2,342	858
Mortgage-backed securities	3,239	39,070	—	—	3,239
Collateralized mortgage obligations	12,408	201,317	165	4,411	12,573
Corporate	—	—	1,022	7,128	1,022
Total	$19,424	$306,801	$26,092	$244,918	$45,516
Number of securities in an unrealized loss position:		178		266	444
The unrealized loss on our AFS securities portfolio resulted from the increase in short-term and intermediate-term interest rates.
As of December 31, 2023, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 4 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at December 31:

	2023		2022
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$189,186	14.02%	$161,895	12.80%
Unsecured	20,552	1.52%	16,533	1.31%
Total commercial and industrial	209,738	15.54%	178,428	14.11%
Commercial real estate
Commercial mortgage owner occupied	180,636	13.39%	192,117	15.20%
Commercial mortgage non-owner occupied	216,292	16.03%	204,091	16.14%
Commercial mortgage 1-4 family investor	89,208	6.61%	85,278	6.75%
Commercial mortgage multifamily	78,108	5.79%	84,526	6.69%
Total commercial real estate	564,244	41.82%	566,012	44.78%
Advances to mortgage brokers	18,541	1.37%	—	—%
Agricultural
Agricultural mortgage	69,044	5.12%	73,002	5.77%
Agricultural	30,950	2.29%	31,983	2.53%
Total agricultural	99,994	7.41%	104,985	8.30%
Residential real estate
Senior lien	313,459	23.23%	300,225	23.75%
Junior lien	5,945	0.44%	3,282	0.26%
Home equity lines of credit	37,014	2.74%	33,187	2.63%
Total residential real estate	356,418	26.41%	336,694	26.64%
Consumer
Secured - direct	37,948	2.81%	37,127	2.94%
Secured - indirect	59,324	4.40%	37,814	2.98%
Unsecured	3,256	0.24%	3,113	0.25%
Total consumer	100,528	7.45%	78,054	6.17%
Total	$1,349,463	100.00%	$1,264,173	100.00%
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A portion of loans is unsecured.
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
The following table summarizes nonaccrual loan data by class of loans as of December 31:

	2023		2022
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial:
Secured	$491	$435	$82	$82
Commercial real estate:
Commercial mortgage 1-4 family investor	—	—	14	14
Agricultural:
Agricultural mortgage	38	38	67	67
Agricultural other	167	167	167	167
Residential real estate:
Senior lien	286	286	127	107
Total	$982	$926	$457	$437

The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2023
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$165	$290	$201	$188,530	$189,186	$—
Unsecured	—	—	—	20,552	20,552	—
Total commercial and industrial	165	290	201	209,082	209,738	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	180,636	180,636	—
Commercial mortgage non-owner occupied	—	—	—	216,292	216,292	—
Commercial mortgage 1-4 family investor	—	—	—	89,208	89,208	—
Commercial mortgage multifamily	—	—	—	78,108	78,108	—
Total commercial real estate	—	—	—	564,244	564,244	—
Advances to mortgage brokers	—	—	—	18,541	18,541	—
Agricultural
Agricultural mortgage	—	—	—	69,044	69,044	—
Agricultural	—	—	—	30,950	30,950	—
Total agricultural	—	—	—	99,994	99,994	—
Residential real estate
Senior lien	3,188	349	201	309,721	313,459	87
Junior lien	—	—	—	5,945	5,945	—
Home equity lines of credit	—	—	—	37,014	37,014	—
Total residential real estate	3,188	349	201	352,680	356,418	87
Consumer
Secured - direct	3	—	—	37,945	37,948	—
Secured - indirect	181	—	—	59,143	59,324	—
Unsecured	9	—	—	3,247	3,256	—
Total consumer	193	—	—	100,335	100,528	—
Total	$3,546	$639	$402	$1,344,876	$1,349,463	$87

	2022
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$536	$—	$—	$161,359	$161,895	$—
Unsecured	—	—	—	16,533	16,533	—
Total commercial and industrial	536	—	—	177,892	178,428	—
Commercial real estate
Commercial mortgage owner occupied	94	—	—	192,023	192,117	—
Commercial mortgage non-owner occupied	4,208	2,570	—	197,313	204,091	—
Commercial mortgage 1-4 family investor	—	—	14	85,264	85,278	—
Commercial mortgage multifamily	—	—	—	84,526	84,526	—
Total commercial real estate	4,302	2,570	14	559,126	566,012	—
Advances to mortgage brokers	—	—	—	—	—	—
Agricultural
Agricultural mortgage	—	—	—	73,002	73,002	—
Agricultural	—	—	—	31,983	31,983	—
Total agricultural	—	—	—	104,985	104,985	—
Residential real estate
Senior lien	3,025	225	—	296,975	300,225	—
Junior lien	—	—	—	3,282	3,282	—
Home equity lines of credit	38	—	—	33,149	33,187	—
Total residential real estate	3,063	225	—	333,406	336,694	—
Consumer
Secured - direct	1	—	—	37,126	37,127	—
Secured - indirect	45	8	—	37,761	37,814	—
Unsecured	4	—	—	3,109	3,113	—
Total consumer	50	8	—	77,996	78,054	—
Total	$7,951	$2,803	$14	$1,253,405	$1,264,173	$—

Credit Quality Indicators
The following table displays commercial and agricultural loans by credit risk ratings and year of origination as of December 31:

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$15,061	$4,324	$6,188	$6,666	$422	$449	$12,305	$—	$45,415
Risk rating 4	38,680	35,245	22,065	4,523	2,469	1,762	29,826	—	134,570
Risk rating 5	391	2,634	233	305	111	101	1,994	—	5,769
Risk rating 6	—	—	4	207	6	128	2,596	—	2,941
Risk rating 7	465	—	—	24	2	—	—	—	491
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$54,597	$42,203	$28,490	$11,725	$3,010	$2,440	$46,721	$—	$189,186
Current year-to-date gross charge-offs	$200	$—	$—	$—	$—	$—	$—	$—	$200
Commercial and industrial: Unsecured
Risk ratings 1-3	$2,200	$259	$129	$71	$96	$707	$1,663	$—	$5,125
Risk rating 4	3,988	3,117	517	470	—	—	7,274	—	15,366
Risk rating 5	—	31	—	—	—	—	30	—	61
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,188	$3,407	$646	$541	$96	$707	$8,967	$—	$20,552
Current year-to-date gross charge-offs	$8	$—	$—	$—	$—	$—	$68	$—	$76
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,592	$1,712	$12,655	$14,228	$761	$3,313	$211	$—	$36,472
Risk rating 4	12,148	33,392	39,406	14,086	13,384	19,942	1,506	—	133,864
Risk rating 5	1,460	727	195	220	3,829	1,761	464	—	8,656
Risk rating 6	—	—	870	234	—	540	—	—	1,644
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,200	$35,831	$53,126	$28,768	$17,974	$25,556	$2,181	$—	$180,636
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$67	$4,383	$6,496	$827	$172	$1,766	$—	$—	$13,711
Risk rating 4	37,906	62,979	37,583	11,534	7,589	32,941	1,650	—	192,182
Risk rating 5	—	—	5,838	—	—	3,478	—	—	9,316
Risk rating 6	1,029	—	—	54	—	—	—	—	1,083
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,002	$67,362	$49,917	$12,415	$7,761	$38,185	$1,650	$—	$216,292
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$286	$1,445	$864	$905	$666	$887	$1,352	$—	$6,405
Risk rating 4	13,492	11,641	30,604	15,124	3,036	3,111	4,538	—	81,546
Risk rating 5	152	354	77	—	55	—	—	—	638
Risk rating 6	555	—	—	—	59	5	—	—	619
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,485	$13,440	$31,545	$16,029	$3,816	$4,003	$5,890	$—	$89,208
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,509	$4,682	$2,053	$568	$—	$1,515	$—	$—	$13,327
Risk rating 4	2,792	19,465	15,981	813	549	21,263	554	—	61,417
Risk rating 5	—	—	—	4	—	—	—	—	4
Risk rating 6	—	—	32	—	—	3,328	—	—	3,360
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,301	$24,147	$18,066	$1,385	$549	$26,106	$554	$—	$78,108
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$18,541	$—	$—	$—	$—	$—	$—	$—	$18,541
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,834	$1,241	$2,786	$604	$964	$94	$—	$8,815
Risk rating 4	5,622	12,903	8,970	5,940	3,926	7,883	566	—	45,810
Risk rating 5	126	4,098	5,886	689	175	60	756	—	11,790
Risk rating 6	842	—	—	—	—	1,749	—	—	2,591
Risk rating 7	—	—	—	—	—	38	—	—	38
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,882	$19,835	$16,097	$9,415	$4,705	$10,694	$1,416	$—	$69,044
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$801	$81	$121	$38	$183	$141	$2,659	$—	$4,024
Risk rating 4	1,830	2,481	2,280	619	146	75	14,405	—	21,836
Risk rating 5	753	8	163	507	—	480	2,731	—	4,642
Risk rating 6	—	—	32	—	—	—	249	—	281
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,384	$2,570	$2,596	$1,164	$329	$696	$20,211	$—	$30,950
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2022
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—	$—	$—
2 - High quality	9,045	4,533	—	13,578	342	100	442	14,020
3 - High satisfactory	68,133	36,608	—	104,741	9,757	4,608	14,365	119,106
4 - Low satisfactory	462,421	126,673	—	589,094	44,258	21,214	65,472	654,566
5 - Special mention	20,770	7,447	—	28,217	12,262	4,634	16,896	45,113
6 - Substandard	5,629	3,085	—	8,714	6,316	1,260	7,576	16,290
7 - Vulnerable	14	82	—	96	67	167	234	330
8 - Doubtful	—	—	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—	—	—
Total	$566,012	$178,428	$—	$744,440	$73,002	$31,983	$104,985	$849,425
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following table displays residential real estate and consumer loans by payment status and year of origination as of December 31:

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$45,878	$52,989	$80,122	$52,648	$23,356	$54,556	$—	$—	$309,549
Past due 30-89 days	—	784	714	123	478	1,438	—	—	3,537
Past due 90 or more days	—	—	—	—	—	87	—	—	87
Nonaccrual	48	—	—	31	—	207	—	—	286
Total	$45,926	$53,773	$80,836	$52,802	$23,834	$56,288	$—	$—	$313,459
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer : Secured - direct
Current	$14,813	$10,037	$6,468	$3,473	$1,682	$1,472	$—	$—	$37,945
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$14,813	$10,037	$6,468	$3,476	$1,682	$1,472	$—	$—	$37,948
Current year-to-date gross charge-offs	$139	$12	$6	$—	$3	$—	$—	$—	$160
Consumer : Secured - indirect
Current	$30,900	$10,977	$6,887	$5,376	$2,030	$2,973	$—	$—	$59,143
Past due 30-89 days	123	—	—	30	3	25	—	—	181
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$31,023	$10,977	$6,887	$5,406	$2,033	$2,998	$—	$—	$59,324
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,576	$740	$144	$86	$7	$—	$694	$—	$3,247
Past due 30-89 days	—	9	—	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,576	$749	$144	$86	$7	$—	$694	$—	$3,256
Current year-to-date gross charge-offs	$344	$21	$13	$2	$—	$1	$1	$—	$382
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
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the year ended December 31, 2023.

	2023
	Other-Than-Insignificant Payment Delay		Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage owner occupied	$118	0.07%	$—	—%	$—	—%
Commercial mortgage non-owner occupied	—	—%	1,030	0.48%	—	—%
Commercial mortgage multifamily	2,977	3.81%	—	—%	—	—%
Agricultural
Agricultural mortgage	—	—%	227	0.33%	24	0.03%
Agricultural	—	—%	32	0.10%	—	—%
Residential real estate
Senior lien	—	—%	5	—%	—	—%
Total	$3,095		$1,294		$24

We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 in additional funds in connection with modified loans at December 31, 2023, as displayed in the table above.
The following table summarizes the financial effect of the modifications granted to borrowers experiencing financial difficulty for the year ended December 31:

	2023
	Payment Delay Term	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial mortgage owner occupied	6 months	N/A	N/A
Commercial mortgage non-owner occupied	N/A	N/A	3.00
Commercial mortgage multifamily	6 months	N/A	N/A
Agricultural
Agricultural mortgage	N/A	4.50%	1.08
Agricultural	N/A	N/A	1.00
Residential real estate
Senior lien	N/A	N/A	2.60
For the year ended December 31, 2022, there were four loans restructured, three with a below market interest rate in the amount of $2,871, and one with both a below market interest rate and extension of amortization period in the amount of $98. Total restructured loans for the year ended December 31, 2022 was $2,969.
We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table summarizes the performance of such loans that were modified during the year ended December 31, 2023.

	December 31, 2023
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Residential real estate
Senior lien	$—	$—	$5	$5
Total	$—	$—	$5	$5
We had no loans that defaulted for the years ended December 31, 2023 and 2022 which were modified within 12 months prior to the default date.

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
A summary of changes in the ACL and the recorded investment in loans by segments follows:

	Allowance for Credit Losses
	Year Ended December 31, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	(276)	—	(4)	(2)	(542)	—	(824)
Recoveries	79	26	12	329	263	—	709
Credit loss expense	363	(141)	(68)	(143)	618	—	629
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$—	$13,108

	Allowance for Loan Losses
	Year Ended December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2022	$1,740	$289	$747	$908	$5,419	$9,103
Charge-offs	(77)	—	—	(542)	—	(619)
Recoveries	442	9	150	282	—	883
Credit loss expense	(784)	279	(280)	313	955	483
December 31, 2022	$1,321	$577	$617	$961	$6,374	$9,850

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2022
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance
Individually evaluated for impairment	$12	$—	$439	$—	$—	$451
Collectively evaluated for impairment	1,309	577	178	961	6,374	9,399
Total	$1,321	$577	$617	$961	$6,374	$9,850
Loans
Individually evaluated for impairment	$8,342	$10,935	$2,741	$—		$22,018
Collectively evaluated for impairment	736,098	94,050	333,953	78,054		1,242,155
Total	$744,440	$104,985	$336,694	$78,054		$1,264,173
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of December 31:

	2023		2022
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$465	$56	$—	$—
Commercial real estate	234	28	8,342	12
Agricultural	181	—	10,935	—
Residential real estate	203	—	2,741	439
Consumer	—	—	—	—
Total	$1,083	$84	$22,018	$451
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $1,083 in collateral dependent loans.

Note 5 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2023	2022
Land	$6,309	$5,904
Buildings and improvements	34,984	31,260
Furniture and equipment	35,528	35,906
Total	76,821	73,070
Less: accumulated depreciation	49,182	47,517
Premises and equipment, net	$27,639	$25,553
Depreciation expense amounted to $1,978, $2,071, and $2,314 in 2023, 2022, and 2021, respectively.
Note 6 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2023 and 2022.
Identifiable intangible assets were as follows as of December 31:

	2023
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,577	$2

	2022
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,574	$5
Amortization expense associated with identifiable intangible assets was $3, $15, and $29 in 2023, 2022, and 2021, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next two years succeeding December 31, 2023, and thereafter is as follows:

Estimated Amortization Expense
2024	$1
2025	1
Total	$2
Note 7 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2024	$289,393
2025	30,048
2026	10,921
2027	9,649
2028	6,300
Thereafter	63
Total	$346,374
Interest expense on time deposits greater than $250 was $3,419 in 2023, $621 in 2022 and $980 in 2021.

Note 8 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the years ended December 31:

	2023			2022
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$55,722	$42,982	2.22%	$58,140	$49,973	0.16%
Federal funds purchased	—	13	6.13%	—	1	3.02%
FRB Discount Window	—	66	5.34%	—	—	—%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $67,764 and $58,291 at December 31, 2023 and 2022, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows at December 31:

	2023		2022
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$46,801	3.11%	$57,771	0.49%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2023	2022
Pledged to secure borrowed funds	$391,529	$347,331
Pledged to secure repurchase agreements	67,764	58,291
Pledged for public deposits and for other purposes necessary or required by law	84,099	48,698
Total	$543,392	$454,320
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2023	2022
U.S. Treasury	$55,623	$29,351
States and political subdivisions	—	11,037
Mortgage-backed securities	9,462	6,819
Collateralized mortgage obligations	2,679	11,084
Total	$67,764	$58,291
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of December 31, 2023, we had the ability to borrow up to an additional $338,080, without pledging additional collateral.

FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rate of FHLB advances as of:

	2023		2022
	Amount	Rate	Amount	Rate
Fixed rate due 2024	$40,000	5.55%	$—	—%
FHLB advances outstanding as of December 31, 2023 were short-term, with maturities within one week after December 31, 2023.
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
The following table summarizes our outstanding notes at December 31:

	2023		2022
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(665)		(755)
Total subordinated debt, net	$29,335		$29,245
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2023	2022
Unfunded commitments under lines of credit	$313,646	$264,902
Commercial and standby letters of credit	1,624	1,321
Commitments to grant loans	6,460	24,770
Total	$321,730	$290,993
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
ACL - Off-Balance-Sheet Credit Commitments
In connection with the commitments for credit-related financial instruments discussed above, we established an allowance for credit losses related to this off-balance-sheet credit exposure. The allowance, recorded in a liability account, is calculated in accordance with ASC 326 and represents expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. The estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. No allowance is recognized if we have the unconditional right to cancel the obligation.
The allowance was $315 at December 31, 2023 and is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. There were no undesignated interest rate lock commitments at December 31, 2023 and 2022.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. There were undesignated forward loan sale commitments of $0 and $379 at December 31, 2023 and 2022, respectively. The fair value of these forward loan sale commitments was $0 and $394 at December 31, 2023 and 2022, respectively.

The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Other Matters
Correspondent banks may require us to maintain minimum cash reserve balances. The reserve balances related to correspondent banks amounted to $250 and $500 for the years ended December 31, 2023 and 2022.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2023, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2024, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $27,600.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2023 and 2022, that we met all capital adequacy requirements.
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

As of December 31, 2023 and 2022, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There were no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$178,316	12.48%	$100,043	7.00%	$92,897	6.50%
Consolidated	180,014	12.54%	100,449	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	178,316	12.48%	121,481	8.50%	114,335	8.00%
Consolidated	180,014	12.54%	121,973	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	191,739	13.42%	150,065	10.50%	142,919	10.00%
Consolidated	222,772	15.52%	150,673	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	178,316	8.71%	81,935	4.00%	102,419	5.00%
Consolidated	180,014	8.76%	82,154	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$190,060	14.07%	$94,565	7.00%	$87,811	6.50%
Consolidated	175,112	12.91%	94,948	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	190,060	14.07%	114,829	8.50%	108,075	8.00%
Consolidated	175,112	12.91%	115,295	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	199,910	14.80%	141,848	10.50%	135,093	10.00%
Consolidated	214,207	15.79%	142,423	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	190,060	9.36%	81,181	4.00%	101,476	5.00%
Consolidated	175,112	8.61%	81,392	4.00%	N/A	N/A

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
Earnings per common share have been computed based on the following for the years ended December 31:

	2023	2022	2021
Average number of common shares outstanding for basic calculation	7,511,591	7,549,878	7,853,398
Average potential effect of common shares in the Directors Plan (1)	34,962	70,329	99,813
Average potential effect of common shares in the RSP	28,939	27,405	12,750
Average number of common shares outstanding used to calculate diluted earnings per common share	7,575,492	7,647,612	7,965,961
Net income	$18,167	$22,238	$19,499
Earnings per common share
Basic	$2.42	$2.95	$2.48
Diluted	$2.40	$2.91	$2.45
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
For 2023, 2022 and 2021, expenses attributable to the plan were $885, $805, and $792, respectively.
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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2023	2022
Change in benefit obligation
Benefit obligation, January 1	$6,896	$9,725
Interest cost	317	224
Actuarial loss (gain)	(241)	(2,236)
Benefits paid, including plan expenses	(344)	(817)
Benefit obligation, December 31	6,628	6,896
Change in plan assets
Fair value of plan assets, January 1	6,582	8,649
Investment return (loss)	828	(1,250)
Contributions	—	—
Benefits paid, including plan expenses	(344)	(817)
Fair value of plan assets, December 31	7,066	6,582
Surplus (deficiency) in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$438	$(314)
Accumulated benefit obligation at December 31	$6,628	$6,896

	2023	2022
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(314)	$(1,076)
Contributions	—	—
Net periodic benefit cost (credit)	(95)	(59)
Net change in unrecognized actuarial loss and prior service cost	847	821
Prepaid (accrued) pension liability at December 31	$438	$(314)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the funded status in a prepaid account and the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).
The components of net periodic benefit cost are as follows for the years ended December 31:

	2023	2022	2021
Interest cost on benefit obligation	$317	$224	$233
Expected return on plan assets	(371)	(490)	(486)
Amortization of unrecognized actuarial net loss	149	216	222
Settlement loss	—	109	—
Net periodic benefit cost (credit)	$95	$59	$(31)
Settlement losses during 2022 were recognized in connection with lump-sum benefit distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2023 includes net unrecognized pension costs before income taxes of $882.

The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2023	2022	2021
Discount rate	4.69%	4.88%	2.43%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2023	2022	2021
Discount rate	4.88%	2.43%	2.30%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2023		2022
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$103	$103	$235	$235
Common collective trusts
Fixed income	3,273	3,273	2,983	2,983
Equity investments	3,690	3,690	3,364	3,364
Total	$7,066	$7,066	$6,582	$6,582
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 and 2022:
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
We anticipate contributions to the plan in 2024 to approximate net contribution costs.

Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2024	$721
2025	656
2026	685
2027	533
2028	545
2029 - 2033	2,342
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2023		2022
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	3,538	$76	52,961	$1,245
Shares held in Rabbi Trust	150,581	3,237	154,879	3,640
Total	154,119	$3,313	207,840	$4,885
Cash Incentive Plans
Executive Cash Incentive Plan
We provide an executive cash incentive plan, which provides separate potential payouts for Isabella Bank's CEO, President, and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 22% to 35% of the employee's annual salary. Expenses related to this plan for 2023, 2022, and 2021 were $53, $252, and $253 respectively.
Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2023, 2022 and 2021 were $796, $1,072, and $1,063, respectively.

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
A summary of changes in nonvested restricted stock awards follows for the years ended December 31:

	2023		2022
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	27,072	$592	20,123	$418
Granted	—	—	6,949	174
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, December 31	27,072	$592	27,072	$592
Expenses related to the RSP for 2023, 2022, 2021 were $253, $147, and $86 respectively. As of December 31, 2023, there was $92 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 1.55 years.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2023, 2022 and 2021 were $345, $251, and $352, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $100 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,281 in 2023, $3,026 in 2022 and $3,297 in 2021.
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2023, 2022 and 2021, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2023, 2022 and 2021.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2023	2022	2021
Debit card income	$4,063	$3,783	$3,623
Trust service fees	3,110	2,622	2,707
Investment advisory fees	447	383	364
Service charges and fees related to deposit accounts	362	345	312
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.

Note 14 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2023	2022	2021
Audit, consulting, and legal fees	$2,340	$2,358	$2,066
ATM and debit card fees	1,767	1,909	1,810
Marketing costs	1,159	1,056	939
Memberships and subscriptions	1,042	876	877
Loan underwriting fees	927	1,004	849
FDIC insurance premiums	922	537	690
Donations and community relations	915	923	705
Other losses	871	546	194
Director fees	764	790	703
All other	2,401	2,237	1,989
Total other noninterest expenses	$13,108	$12,236	$10,822
Note 15 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2023	2022	2021
Currently payable	$2,657	$4,593	$4,371
Deferred expense (benefit)	1,008	13	(523)
Income tax expense	$3,665	$4,606	$3,848

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the year ended December 31:

	2023	2022	2021
Income taxes at statutory rate	$4,585	$5,637	$4,903
Effect of nontaxable income
Interest income on tax exempt municipal securities	(552)	(587)	(643)
Earnings on corporate owned life insurance policies	(193)	(197)	(225)
Other	292	329	312
Total effect of nontaxable income	(453)	(455)	(556)
Effect of nondeductible expenses	86	45	46
Effect of tax credits	(602)	(621)	(617)
Unrecognized deferred tax benefit	49	—	72
Federal income tax expense	$3,665	$4,606	$3,848
The unrecognized deferred tax benefit recorded during 2023 related to a low income housing tax credit investment. The unrecognized deferred tax benefit recorded during 2021 related to our joint venture investment in Corporate Settlement Solutions, LLC, which was sold during the fourth quarter of 2020. The sale of each investment resulted in a capital loss carryforward that is unlikely to be recognized in the foreseeable future. As such, we did not recognize a deferred tax asset as of December 31, 2023, 2022 and 2021 related to our low income housing tax credit investment or the investment in Corporate Settlement Solutions, LLC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, measured at the 21% statutory rate, included in other assets on our consolidated balance sheets, are summarized as follows as of December 31:

	2023	2022
Deferred tax assets
Allowance for credit losses	$2,658	$1,848
Deferred compensation	1,388	1,648
Employee benefit plans	80	82
Core deposit premium and acquisition expenses	764	764
Net unrealized losses on AFS securities	6,627	9,296
Net unrecognized actuarial losses on pension plan	185	363
Life insurance death benefit payable	497	497
Other	821	789
Total deferred tax assets	13,020	15,287
Deferred tax liabilities
Prepaid pension cost	277	297
Premises and equipment	2,251	1,590
Accretion on securities	315	166
Core deposit premium and acquisition expenses	1,022	984
Other	1,236	1,075
Total deferred tax liabilities	5,101	4,112
Net deferred tax assets (liabilities)	$7,919	$11,175
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2020. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2023 and 2022 and we are not aware of any claims for such amounts by federal income tax authorities.

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
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2021, 2022 and 2023 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2021	$10,485	$(42)	$(2,745)	$7,698
OCI before reclassifications	(8,371)	53	955	(7,363)
Amounts reclassified from AOCI	—	—	(31)	(31)
Subtotal	(8,371)	53	924	(7,394)
Tax effect	1,759	(11)	(193)	1,555
OCI, net of tax	(6,612)	42	731	(5,839)
Balance, December 31, 2021	3,873	—	(2,014)	1,859
OCI before reclassifications	(50,015)	—	762	(49,253)
Amounts reclassified from AOCI	—	—	59	59
Subtotal	(50,015)	—	821	(49,194)
Tax effect	10,314	—	(173)	10,141
OCI, net of tax	(39,701)	—	648	(39,053)
Balance, December 31, 2022	(35,828)	—	(1,366)	(37,194)
OCI before reclassifications	13,365	—	752	14,117
Amounts reclassified from AOCI	(67)	—	95	28
Subtotal	13,298	—	847	14,145
Tax effect	(2,669)	—	(178)	(2,847)
OCI, net of tax	10,629	—	669	11,298
Balance, December 31, 2023	$(25,199)	$—	$(697)	$(25,896)
Included in OCI are changes in unrealized gains and losses related to auction rate money market preferred stocks. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2023			2022			2021
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$589	$12,776	$13,365	$(900)	$(49,115)	$(50,015)	$5	$(8,376)	$(8,371)
Reclassification adjustment for net (gains) losses included in net income	—	(67)	(67)	—	—	—	—	—	—
Net unrealized gains (losses)	589	12,709	13,298	(900)	(49,115)	(50,015)	5	(8,376)	(8,371)
Tax effect	—	(2,669)	(2,669)	—	10,314	10,314	—	1,759	1,759
Unrealized gains (losses), net of tax	$589	$10,040	$10,629	$(900)	$(38,801)	$(39,701)	$5	$(6,617)	$(6,612)

The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2023	2022	2021
Unrealized gains (losses) on AFS securities
	$67	$—	$—	Net gains on sale of AFS securities
	14	—	—	Federal income tax expense
	$53	$—	$—	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$95	$59	$(31)	Other noninterest expenses
	20	12	(7)	Federal income tax (benefit) expense
	$75	$47	$(24)	Net income
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
The following tables list the quantitative fair value information about loans measured at fair value on a nonrecurring basis as of:

	December 31, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$1,083	Real Estate	20%	20%
		Equipment	25% - 35%	33%
		Accounts receivable	25%	25%

	December 31, 2022
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
		Discount applied to collateral:
		Real Estate	20% - 30%	24%
Impaired Loans -		Equipment	25% - 35%	31%
Discounted value	$17,143	Cash crop inventory	40%	40%
		Livestock	30%	30%
		Accounts receivable	25%	27%
		Furniture, fixtures & equipment	45%	45%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
Mortgage loans AFS	—	—	—	—	—
Gross loans	1,349,463	1,292,458	—	—	1,292,458
Less allowance for credit losses	13,108	13,108	—	—	13,108
Net loans	1,336,355	1,279,350	—	—	1,279,350
Accrued interest receivable	8,167	8,167	8,167	—	—
Equity securities without readily determinable fair values (1)	15,848	N/A	—	—	—
OMSR	2,422	3,164	—	3,164	—
LIABILITIES
Deposits without stated maturities	1,377,321	1,377,321	1,377,321	—	—
Deposits with stated maturities	346,374	341,489	—	341,489	—
Federal funds purchased and repurchase agreements	46,801	46,704	—	46,704	—
FHLB advances	40,000	40,000	—	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	26,146	—	26,146	—
Accrued interest payable	890	890	890	—	—

	2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$38,924	$38,924	$38,924	$—	$—
Mortgage loans AFS	379	395	—	395	—
Gross loans	1,264,173	1,225,669	—	—	1,225,669
Less allowance for credit losses	9,850	9,850	—	—	9,850
Net loans	1,254,323	1,215,819	—	—	1,215,819
Accrued interest receivable	7,472	7,472	7,472	—	—
Equity securities without readily determinable fair values (1)	15,746	N/A	—	—	—
OMSR	2,559	3,174	—	3,174	—
LIABILITIES
Deposits without stated maturities	1,492,235	1,492,235	1,492,235	—	—
Deposits with stated maturities	252,040	240,964	—	240,964	—
Federal funds purchased and repurchase agreements	57,771	57,581	—	57,581	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,245	26,365	—	26,365	—
Accrued interest payable	255	255	255	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2023				2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$214,801	$—	$214,801	$—	$208,701	$—	$208,701	$—
States and political subdivisions	92,876	—	92,876	—	117,512	—	117,512	—
Auction rate money market preferred	2,931	—	2,931	—	2,342	—	2,342	—
Mortgage-backed securities	32,815	—	32,815	—	39,070	—	39,070	—
Collateralized mortgage obligations	177,775	—	177,775	—	205,728	—	205,728	—
Corporate	6,950	—	6,950	—	7,128	—	7,128	—
Total AFS securities	528,148	—	528,148	—	580,481	—	580,481	—
Nonrecurring items
Collateral dependent (net of ACL) in 2023 Impaired loans (net of the ALLL) in 2022	1,083	—	—	1,083	17,143	—	—	17,143
Foreclosed assets	406	—	—	406	439	—	—	439
Total	$529,637	$—	$528,148	$1,489	$598,063	$—	$580,481	$17,582
Percent of assets and liabilities measured at fair value		0.00%	99.72%	0.28%		0.00%	97.06%	2.94%
We recorded losses of $132 and $6 through earnings related fair value changes in foreclosed assets for the years ended December 31, 2023 and 2022. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2023 and 2022.
Note 18 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2023	2022
Balance, January 1	$20,963	$22,558
New loans	569	1,829
Repayments	(2,005)	(3,424)
Balance, December 31	$19,527	$20,963
Total deposits of these principal officers and directors and their affiliates amounted to $7,735 and $12,317 at December 31, 2023 and 2022, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 20,000 shares of our common stock as of December 31, 2023 and 2022. Such shares are included in the computation of dividends and earnings per share.
The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2023	2022	2021
Total assets	$1,221	$1,385	$1,511
Donations	$—	$50	$50

Note 19 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2023, 2022, and 2021 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.
Note 20 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2023	2022
ASSETS
Cash on deposit at the Bank	$25,010	$8,525
Investments in subsidiaries	157,671	158,125
Premises and equipment	1,196	1,171
Other assets	47,949	47,922
TOTAL ASSETS	$231,826	$215,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,335	$29,245
Other liabilities	89	288
Shareholders' equity	202,402	186,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,826	$215,743
Condensed Statements of Income

	Year Ended December 31
	2023	2022	2021
Income
Dividends from subsidiaries	$30,000	$6,000	$3,600
Interest income	191	15	12
Other income	13	14	17
Total income	30,204	6,029	3,629
Expenses
Interest expense	1,065	1,065	615
Management fee	952	900	854
Audit, consulting, and legal fees	577	522	590
Director fees	408	417	352
Other	354	339	358
Total expenses	3,356	3,243	2,769
Income before income tax benefit and equity in undistributed earnings of subsidiaries	26,848	2,786	860
Federal income tax benefit	654	670	500
Income before equity in undistributed earnings of subsidiaries	27,502	3,456	1,360
Undistributed earnings of subsidiaries	(9,335)	18,782	18,139
Net income	$18,167	$22,238	$19,499

Condensed Statements of Cash Flows

	Year Ended December 31
	2023	2022	2021
Operating activities
Net income	$18,167	$22,238	$19,499
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	9,335	(18,782)	(18,139)
Share-based payment awards under the Directors Plan	529	463	433
Share-based payment awards under the RSP	253	147	86
Amortization of subordinated debt issuance costs	90	87	52
Depreciation	52	50	50
Deferred income tax expense (benefit)	228	(133)	(267)
Changes in operating assets and liabilities which provided (used) cash
Other assets	(255)	1,383	(304)
Other liabilities	(199)	160	70
Net cash provided by (used in) operating activities	28,200	5,613	1,480
Investing activities
Purchase of equity investments	—	(250)	—
Net (purchases) sales of premises and equipment	(77)	260	(2)
Net cash provided by (used in) investing activities	(77)	10	(2)
Financing activities
Issuance of subordinated debt, net of unamortized issuance costs	—	—	29,106
Cash dividends paid on common stock	(8,216)	(8,082)	(8,367)
Proceeds from the issuance of common stock	1,617	1,762	1,593
Common stock repurchased	(3,415)	(1,124)	(13,758)
Common stock purchased for deferred compensation obligations	(1,624)	(1,189)	(1,187)
Net cash provided by (used in) financing activities	(11,638)	(8,633)	7,387
Increase (decrease) in cash and cash equivalents	16,485	(3,010)	8,865
Cash and cash equivalents at beginning of period	8,525	11,535	2,670
Cash and cash equivalents at end of period	$25,010	$8,525	$11,535
Note 21 – Subsequent Events
We evaluated subsequent events after December 31, 2023 through the date our condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2023 and the date our condensed consolidated financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2023.
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
Based upon these criteria, we believe that, as of December 31, 2023, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2023 consolidated financial statements and our internal control over financial reporting as of December 31, 2023. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board of Directors. Rehmann has issued an unqualified audit opinion on our 2023 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2023, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)
March 7, 2024

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 7, 2024
Item 9B. Other Information.
Securities Trading Plans of Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2024 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2023, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	3,538	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	27,072	(4)	—	(5)	—	(6)
Total	30,610
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
(3) As of December 31, 2023, the Directors Plan had 154,119 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 150,581 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A).
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
Item 15. Exhibit and Financial Statement Schedules.

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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3.1	Amended Articles of Incorporation (1)
	3.2	Amendment to the Articles of Incorporation (2)
	3.3	Amendment to the Articles of Incorporation (3)
	3.4	Amendment to the Articles of Incorporation (4)
	3.5	Amendment to the Articles of Incorporation (7)
	3.6	Amended Bylaws (5)
	3.7	Amendment to Bylaws (6)
	3.8	Amendment to Bylaws (9)
	3.9	Amendment to Bylaws (10)
	4.1	Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (16)
	4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (13)
	10.1	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10.2	Isabella Bank Corporation Split Dollar Plan* (12)
	10.3	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10.4	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10.5	Amendment to the Isabella Bank Corporation Supplemental Executive Retirement Plan* (14)
	10.6	Isabella Bank Corporation Restricted Stock Plan* (15)
	10.7	Amendment to the Isabella Bank Corporation Restricted Stock Plan* (17)
	10.8	Isabella Bank Corporation Executive Cash Incentive Plan* (15)
	10.9	Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	10.10	Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**
104	Cover Page Interactive Data File

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed February 12, 2019, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 26, 2020, and incorporated herein by reference.
(16)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 2, 2021, and incorporated herein by reference.
(17)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 15, 2022, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jerome E. Schwind	Date:	March 7, 2024
Jerome E. Schwind, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 7, 2024
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 7, 2024
Jill Bourland

/s/ Melinda M. Coffin	Director	March 7, 2024
Melinda M. Coffin

/s/ Jae A. Evans	Director	March 7, 2024
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 7, 2024
Jennifer L. Gill

/s/ Thomas L. Kleinhardt	Director	March 7, 2024
Thomas L. Kleinhardt

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer), Isabella Bank President, and Director	March 7, 2024
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 7, 2024
Sarah R. Opperman

/s/ Chad R. Payton	Director	March 7, 2024
Chad R. Payton

/s/ Vicki L. Rupp	Director	March 7, 2024
Vicki L. Rupp

/s/ Jerome E. Schwind	President, Chief Executive Officer (Principal Executive Officer), and Director	March 7, 2024
Jerome E. Schwind