Form 10-Q
period 2024-03-31
ISABELLA BANK Corp
filed 2024-05-02
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,474,799 as of April 30, 2024.

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

ACL: Allowance for credit losses	Freddie Mac: Federal Home Loan Mortgage Corporation
AFS: Available-for-sale	FTE: Fully taxable equivalent
ALCO: Asset-Liability Committee	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	N/A: Not applicable
ASU: FASB Accounting Standards Update	N/M: Not meaningful
ATM: Automated teller machine	NAV: Net asset value
CECL: Current expected credit losses	NSF: Non-sufficient funds
CIK: Central Index Key	OCI: Other comprehensive income (loss)
DIF: Deposit Insurance Fund	OMSR: Originated mortgage servicing rights
DIFS: Department of Insurance and Financial Services	OREO: Other real estate owned
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	Rabbi Trust: A trust established to fund our Directors Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	XBRL: eXtensible Business Reporting Language
FRB: Federal Reserve Bank	Yield Curve: U.S. Treasury Yield Curve
FHLB: Federal Home Loan Bank

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2024	December 31 2023
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$22,987	$25,628
Fed Funds sold and interest bearing balances due from banks	2,231	8,044
Total cash and cash equivalents	25,218	33,672
AFS securities, at fair value	517,585	528,148
Mortgage loans AFS	366	—
Loans	1,365,508	1,349,463
Less allowance for credit losses	13,390	13,108
Net loans	1,352,118	1,336,355
Premises and equipment	27,951	27,639
Bank owned life insurance policies	34,131	33,892
Equity securities without readily determinable fair values	15,848	15,848
Goodwill and other intangible assets	48,284	48,284
Accrued interest receivable and other assets	36,075	35,130
TOTAL ASSETS	$2,057,576	$2,058,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$413,272	$428,505
Interest bearing demand deposits	349,401	320,737
Certificates of deposit under $250 and other savings	881,528	857,768
Certificates of deposit over $250	124,106	116,685
Total deposits	1,768,307	1,723,695
Borrowed funds
Federal funds purchased and repurchase agreements	42,998	46,801
FHLB advances	—	40,000
Subordinated debt, net of unamortized issuance costs	29,357	29,335
Total borrowed funds	72,355	116,136
Accrued interest payable and other liabilities	16,240	16,735
Total liabilities	1,856,902	1,856,566
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,488,101 shares (including 169,677 shares held in the Rabbi Trust) in 2024 and 7,485,889 shares (including 150,581 shares held in the Rabbi Trust) in 2023	126,656	127,323
Shares to be issued for deferred compensation obligations	3,890	3,693
Retained earnings	98,318	97,282
Accumulated other comprehensive income (loss)	(28,190)	(25,896)
Total shareholders’ equity	200,674	202,402
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,057,576	$2,058,968

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2024	2023
Interest income
Loans, including fees	$18,057	$14,889
AFS securities
Taxable	2,258	2,502
Nontaxable	626	718
Federal funds sold and other	439	486
Total interest income	21,380	18,595
Interest expense
Deposits	7,163	2,829
Borrowings
Federal funds purchased and repurchase agreements	321	149
FHLB advances	388	—
Subordinated debt, net of unamortized issuance costs	266	266
Total interest expense	8,138	3,244
Net interest income	13,242	15,351
Provision for credit losses	392	41
Net interest income after provision for credit losses	12,850	15,310
Noninterest income
Service charges and fees	2,046	1,978
Wealth management fees	939	786
Earnings on bank owned life insurance policies	243	226
Net gain on sale of mortgage loans	34	67
Other	206	236
Total noninterest income	3,468	3,293
Noninterest expenses
Compensation and benefits	7,015	6,589
Furniture and equipment	1,675	1,597
Occupancy	1,031	1,005
Other	2,955	3,007
Total noninterest expenses	12,676	12,198
Income before federal income tax expense	3,642	6,405
Federal income tax expense	511	1,084
NET INCOME	$3,131	$5,321
Earnings per common share
Basic	$0.42	$0.70
Diluted	$0.42	$0.70
Cash dividends per common share	$0.28	$0.28

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2024	2023
Net income	$3,131	$5,321
Unrealized gains (losses) on AFS securities arising during the period	(2,926)	8,610
Reclassification adjustment for net (gains) losses included in net income	—	(1)
Tax effect (1)	632	(1,729)
Unrealized gains (losses) on AFS securities, net of tax	(2,294)	6,880
Comprehensive income (loss)	$837	$12,201
(1)See “Note 9 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	5,321	6,880	12,201
Issuance of common stock	19,873	462	—	—	—	462
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	7	(7)	—	—	—
Share-based payment awards under the Directors Plan	—	—	346	—	—	346
Share-based compensation expense recognized in earnings under the RSP	—	42	—	—	—	42
Common stock purchased for deferred compensation obligations	—	(508)	—	—	—	(508)
Common stock repurchased	(39,279)	(937)	—	—	—	(937)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,066)	—	(2,066)
March 31, 2023	7,540,015	$127,717	$5,344	$90,586	$(30,314)	$193,333
January 1, 2024	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	3,131	(2,294)	837
Issuance of common stock	22,456	447	—	—	—	447
Issuance of common stock for vested shares under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	21	(21)	—	—	—
Share-based payment awards under the Directors Plan	—	—	218	—	—	218
Share-based compensation expense recognized in earnings under the RSP	—	25	—	—	—	25
Common stock purchased for deferred compensation obligations	—	(420)	—	—	—	(420)
Common stock repurchased	(36,484)	(740)	—	—	—	(740)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,095)	—	(2,095)
March 31, 2024	7,488,101	$126,656	$3,890	$98,318	$(28,190)	$200,674

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2024	2023
OPERATING ACTIVITIES
Net income	$3,131	$5,321
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	392	41
Depreciation	506	478
Amortization of OMSR	37	36
Amortization of acquisition intangibles	—	1
Amortization of subordinated debt issuance costs	22	22
Net amortization of AFS securities	353	372
Net gains on sale of AFS securities	—	(1)
Net gain on sale of mortgage loans	(34)	(67)
Net (gains) losses on foreclosed assets	(69)	(22)
Increase in cash value of corporate owned life insurance policies, net of expenses	(239)	(220)
Share-based payment awards under the Directors Plan	218	346
Share-based payment awards under the RSP	25	42
Origination of loans held-for-sale	(1,690)	(1,519)
Proceeds from loan sales	1,358	1,794
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable and other assets	(177)	1,913
Accrued interest payable and other liabilities	(492)	(968)
Net cash provided by (used in) operating activities	3,341	7,569
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	4,145
Maturities, calls, and principal payments	7,284	22,090
Purchases	—	(6,166)
Net loan principal (originations) collections	(16,354)	(6,493)
Proceeds from sales of foreclosed assets	95	67
Purchases of premises and equipment	(818)	(1,229)
Funding of low income housing tax credit investments	(3)	(612)
Net cash provided by (used in) investing activities	(9,796)	11,802

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2024	2023
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$44,612	$69,253
Net increase (decrease) in fed funds purchased and repurchase agreements	(3,803)	(25,776)
Net increase (decrease) in FHLB advances	(40,000)	—
Cash dividends paid on common stock	(2,095)	(2,066)
Proceeds from issuance of common stock	447	462
Common stock repurchased	(740)	(937)
Common stock purchased for deferred compensation obligations	(420)	(508)
Net cash provided by (used in) financing activities	(1,999)	40,428
Increase (decrease) in cash and cash equivalents	(8,454)	59,799
Cash and cash equivalents at beginning of period	33,672	38,924
Cash and cash equivalents at end of period	$25,218	$98,723
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,844	$2,819
Income taxes paid	$—	$100
SUPPLEMENTAL NONCASH INFORMATION:
Investment in low income housing tax credits	$—	$5,000
Transfers of loans to foreclosed assets	$199	$20

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “the Corporation”, “Isabella”, “we”, “our”, “us”, and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. References to Isabella Bank or “the Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,114	$—	$16,888	$214,226
States and political subdivisions	93,569	805	3,904	90,470
Auction rate money market preferred	3,200	—	187	3,013
Mortgage-backed securities	33,762	—	2,718	31,044
Collateralized mortgage obligations	182,542	—	10,711	171,831
Corporate	8,150	—	1,149	7,001
Total	$552,337	$805	$35,557	$517,585

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,218	$—	$16,417	$214,801
States and political subdivisions	94,837	1,032	2,993	92,876
Auction rate money market preferred	3,200	—	269	2,931
Mortgage-backed securities	35,321	—	2,506	32,815
Collateralized mortgage obligations	187,248	—	9,473	177,775
Corporate	8,150	—	1,200	6,950
Total	$559,974	$1,032	$32,858	$528,148

The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2024 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$9,990	$221,124	$—	$—	$—	$231,114
States and political subdivisions	15,105	27,636	19,913	30,915	—	93,569
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	33,762	33,762
Collateralized mortgage obligations	—	—	—	—	182,542	182,542
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$25,095	$248,760	$28,063	$30,915	$219,504	$552,337
Fair value	$25,158	$232,115	$26,197	$28,227	$205,888	$517,585
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
A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended March 31
	2024	2023
Proceeds from sales of AFS securities	$—	$4,145
Realized gains (losses)	$—	$1
Applicable income tax expense (benefit)	$—	$—

The information in the following tables pertains to AFS securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,888	$214,226	$16,888
States and political subdivisions	86	14,347	3,818	41,225	3,904
Auction rate money market preferred	—	—	187	3,013	187
Mortgage-backed securities	1	3	2,717	31,041	2,718
Collateralized mortgage obligations	—	—	10,711	171,831	10,711
Corporate	—	—	1,149	7,001	1,149
Total	$87	$14,350	$35,470	$468,337	$35,557
Number of securities in an unrealized loss position:		40		218	258

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,417	$214,801	$16,417
States and political subdivisions	42	7,172	2,951	37,011	2,993
Auction rate money market preferred	—	—	269	2,931	269
Mortgage-backed securities	1	10	2,505	32,805	2,506
Collateralized mortgage obligations	116	4,554	9,357	173,221	9,473
Corporate	—	—	1,200	6,950	1,200
Total	$159	$11,736	$32,699	$467,719	$32,858
Number of securities in an unrealized loss position:		22		186	208
The unrealized loss on our AFS securities portfolio resulted from the increase in short-term and intermediate-term interest rates.
As of March 31, 2024, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	March 31, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$200,940	14.72%	$189,186	14.02%
Unsecured	25,341	1.86%	20,552	1.52%
Total commercial and industrial	226,281	16.58%	209,738	15.54%
Commercial real estate
Commercial mortgage owner occupied	178,158	13.05%	180,636	13.39%
Commercial mortgage non-owner occupied	215,091	15.75%	216,292	16.03%
Commercial mortgage 1-4 family investor	90,812	6.65%	89,208	6.61%
Commercial mortgage multifamily	77,062	5.64%	78,108	5.79%
Total commercial real estate	561,123	41.09%	564,244	41.82%
Advances to mortgage brokers	29,688	2.17%	18,541	1.37%
Agricultural
Agricultural mortgage	67,891	4.97%	69,044	5.12%
Agricultural other	25,804	1.89%	30,950	2.29%
Total agricultural	93,695	6.86%	99,994	7.41%
Residential real estate
Senior lien	312,692	22.90%	313,459	23.23%
Junior lien	6,773	0.50%	5,945	0.44%
Home equity lines of credit	37,193	2.72%	37,014	2.74%
Total residential real estate	356,658	26.12%	356,418	26.41%
Consumer
Secured - direct	37,496	2.75%	37,948	2.81%
Secured - indirect	57,396	4.20%	59,324	4.40%
Unsecured	3,171	0.23%	3,256	0.24%
Total consumer	98,063	7.18%	100,528	7.45%
Total	$1,365,508	100.00%	$1,349,463	100.00%
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

The following table summarizes nonaccrual loan data by class of loans as of:

	March 31, 2024		December 31, 2023
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial:
Secured	$567	$292	$491	$435
Commercial real estate:
Commercial mortgage owner occupied	234	160	—	—
Agricultural:
Agricultural mortgage	22	22	38	38
Agricultural other	167	167	167	167
Residential real estate:
Senior lien	293	293	286	286
Total	$1,283	$934	$982	$926
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$683	$92	$407	$199,758	$200,940	$—
Unsecured	—	—	—	25,341	25,341	—
Total commercial and industrial	683	92	407	225,099	226,281	—
Commercial real estate
Commercial mortgage owner occupied	701	234	—	177,223	178,158	—
Commercial mortgage non-owner occupied	2,421	—	—	212,670	215,091	—
Commercial mortgage 1-4 family investor	—	—	—	90,812	90,812	—
Commercial mortgage multifamily	—	—	—	77,062	77,062	—
Total commercial real estate	3,122	234	—	557,767	561,123	—
Advances to mortgage brokers	—	—	—	29,688	29,688	—
Agricultural
Agricultural mortgage	—	—	—	67,891	67,891	—
Agricultural other	28	—	—	25,776	25,804	—
Total agricultural	28	—	—	93,667	93,695	—
Residential real estate
Senior lien	4,084	7	—	308,601	312,692	—
Junior lien	20	—	—	6,753	6,773	—
Home equity lines of credit	47	—	—	37,146	37,193	—
Total residential real estate	4,151	7	—	352,500	356,658	—
Consumer
Secured - direct	55	—	—	37,441	37,496	—
Secured - indirect	127	—	—	57,269	57,396	—
Unsecured	5	—	—	3,166	3,171	—
Total consumer	187	—	—	97,876	98,063	—
Total	$8,171	$333	$407	$1,356,597	$1,365,508	$—

	December 31, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$165	$290	$201	$188,530	$189,186	$—
Unsecured	—	—	—	20,552	20,552	—
Total commercial and industrial	165	290	201	209,082	209,738	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	180,636	180,636	—
Commercial mortgage non-owner occupied	—	—	—	216,292	216,292	—
Commercial mortgage 1-4 family investor	—	—	—	89,208	89,208	—
Commercial mortgage multifamily	—	—	—	78,108	78,108	—
Total commercial real estate	—	—	—	564,244	564,244	—
Advances to mortgage brokers	—	—	—	18,541	18,541	—
Agricultural
Agricultural mortgage	—	—	—	69,044	69,044	—
Agricultural other	—	—	—	30,950	30,950	—
Total agricultural	—	—	—	99,994	99,994	—
Residential real estate
Senior lien	3,188	349	201	309,721	313,459	87
Junior lien	—	—	—	5,945	5,945	—
Home equity lines of credit	—	—	—	37,014	37,014	—
Total residential real estate	3,188	349	201	352,680	356,418	87
Consumer
Secured - direct	3	—	—	37,945	37,948	—
Secured - indirect	181	—	—	59,143	59,324	—
Unsecured	9	—	—	3,247	3,256	—
Total consumer	193	—	—	100,335	100,528	—
Total	$3,546	$639	$402	$1,344,876	$1,349,463	$87

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$662	$19,868	$4,473	$6,069	$6,286	$865	$9,260	$—	$47,483
Risk rating 4	14,523	38,158	32,961	18,951	3,675	3,876	29,694	—	141,838
Risk rating 5	2,425	292	314	217	114	100	1,771	—	5,233
Risk rating 6	—	—	2,160	—	194	107	3,358	—	5,819
Risk rating 7	—	389	—	—	178	—	—	—	567
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,610	$58,707	$39,908	$25,237	$10,447	$4,948	$44,083	$—	$200,940
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$—	$1,850	$203	$114	$48	$714	$4,969	$—	$7,898
Risk rating 4	1,755	3,835	2,563	476	448	—	8,296	—	17,373
Risk rating 5	—	—	29	—	—	—	41	—	70
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,755	$5,685	$2,795	$590	$496	$714	$13,306	$—	$25,341
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$129	$3,681	$1,684	$12,472	$14,060	$3,518	$434	$—	$35,978
Risk rating 4	2,749	12,054	31,967	36,182	12,673	31,487	1,212	—	128,324
Risk rating 5	199	623	1,475	2,678	694	5,369	372	—	11,410
Risk rating 6	—	823	—	858	—	531	—	—	2,212
Risk rating 7	—	—	—	—	234	—	—	—	234
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,077	$17,181	$35,126	$52,190	$27,661	$40,905	$2,018	$—	$178,158
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$339	$63	$4,340	$6,428	$761	$1,897	$—	$—	$13,828
Risk rating 4	214	37,117	63,177	37,162	11,346	40,046	1,673	—	190,735
Risk rating 5	—	—	228	5,787	—	3,437	—	—	9,452
Risk rating 6	—	1,023	—	—	53	—	—	—	1,076
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$553	$38,203	$67,745	$49,377	$12,160	$45,380	$1,673	$—	$215,091
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$208	$284	$1,181	$846	$889	$1,221	$1,414	$—	$6,043
Risk rating 4	3,973	13,272	11,329	30,174	14,807	4,815	5,159	—	83,529
Risk rating 5	—	150	351	76	—	54	—	—	631
Risk rating 6	—	551	—	—	—	58	—	—	609
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,181	$14,257	$12,861	$31,096	$15,696	$6,148	$6,573	$—	$90,812
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$4,196	$4,589	$2,018	$562	$1,480	$—	$—	$12,845
Risk rating 4	—	2,564	19,300	15,817	801	21,591	795	—	60,868
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	29	—	3,320	—	—	3,349
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$—	$6,760	$23,889	$17,864	$1,363	$26,391	$795	$—	$77,062
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$29,688	$—	$—	$—	$—	$—	$—	$—	$29,688
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$—	$293	$2,822	$1,209	$2,628	$1,341	$6	$—	$8,299
Risk rating 4	1,353	5,033	11,379	8,802	5,809	9,681	1,049	—	43,106
Risk rating 5	228	527	5,366	5,777	683	790	674	—	14,045
Risk rating 6	—	837	—	—	—	1,582	—	—	2,419
Risk rating 7	—	—	—	—	—	22	—	—	22
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,581	$6,690	$19,567	$15,788	$9,120	$13,416	$1,729	$—	$67,891
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$249	$649	$62	$109	$37	$325	$1,127	$—	$2,558
Risk rating 4	423	1,380	2,359	2,123	551	93	10,901	—	17,830
Risk rating 5	—	50	6	73	499	480	2,938	—	4,046
Risk rating 6	—	472	—	117	—	—	614	—	1,203
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$672	$2,551	$2,427	$2,422	$1,087	$898	$15,747	$—	$25,804
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$15,061	$4,324	$6,188	$6,666	$422	$449	$12,305	$—	$45,415
Risk rating 4	38,680	35,245	22,065	4,523	2,469	1,762	29,826	—	134,570
Risk rating 5	391	2,634	233	305	111	101	1,994	—	5,769
Risk rating 6	—	—	4	207	6	128	2,596	—	2,941
Risk rating 7	465	—	—	24	2	—	—	—	491
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$54,597	$42,203	$28,490	$11,725	$3,010	$2,440	$46,721	$—	$189,186
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$2,200	$259	$129	$71	$96	$707	$1,663	$—	$5,125
Risk rating 4	3,988	3,117	517	470	—	—	7,274	—	15,366
Risk rating 5	—	31	—	—	—	—	30	—	61
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,188	$3,407	$646	$541	$96	$707	$8,967	$—	$20,552
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,592	$1,712	$12,655	$14,228	$761	$3,313	$211	$—	$36,472
Risk rating 4	12,148	33,392	39,406	14,086	13,384	19,942	1,506	—	133,864
Risk rating 5	1,460	727	195	220	3,829	1,761	464	—	8,656
Risk rating 6	—	—	870	234	—	540	—	—	1,644
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,200	$35,831	$53,126	$28,768	$17,974	$25,556	$2,181	$—	$180,636
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$67	$4,383	$6,496	$827	$172	$1,766	$—	$—	$13,711
Risk rating 4	37,906	62,979	37,583	11,534	7,589	32,941	1,650	—	192,182
Risk rating 5	—	—	5,838	—	—	3,478	—	—	9,316
Risk rating 6	1,029	—	—	54	—	—	—	—	1,083
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,002	$67,362	$49,917	$12,415	$7,761	$38,185	$1,650	$—	$216,292
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$286	$1,445	$864	$905	$666	$887	$1,352	$—	$6,405
Risk rating 4	13,492	11,641	30,604	15,124	3,036	3,111	4,538	—	81,546
Risk rating 5	152	354	77	—	55	—	—	—	638
Risk rating 6	555	—	—	—	59	5	—	—	619
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,485	$13,440	$31,545	$16,029	$3,816	$4,003	$5,890	$—	$89,208
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,509	$4,682	$2,053	$568	$—	$1,515	$—	$—	$13,327
Risk rating 4	2,792	19,465	15,981	813	549	21,263	554	—	61,417
Risk rating 5	—	—	—	4	—	—	—	—	4
Risk rating 6	—	—	32	—	—	3,328	—	—	3,360
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,301	$24,147	$18,066	$1,385	$549	$26,106	$554	$—	$78,108
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$18,541	$—	$—	$—	$—	$—	$—	$—	$18,541
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,834	$1,241	$2,786	$604	$964	$94	$—	$8,815
Risk rating 4	5,622	12,903	8,970	5,940	3,926	7,883	566	—	45,810
Risk rating 5	126	4,098	5,886	689	175	60	756	—	11,790
Risk rating 6	842	—	—	—	—	1,749	—	—	2,591
Risk rating 7	—	—	—	—	—	38	—	—	38
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,882	$19,835	$16,097	$9,415	$4,705	$10,694	$1,416	$—	$69,044
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$801	$81	$121	$38	$183	$141	$2,659	$—	$4,024
Risk rating 4	1,830	2,481	2,280	619	146	75	14,405	—	21,836
Risk rating 5	753	8	163	507	—	480	2,731	—	4,642
Risk rating 6	—	—	32	—	—	—	249	—	281
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,384	$2,570	$2,596	$1,164	$329	$696	$20,211	$—	$30,950
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
•Collateral has marginal or no value.
•Debtor cannot be located.
•Over 120 days delinquent.

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$7,411	$44,777	$51,875	$78,773	$51,642	$74,002	$—	$—	$308,480
Past due 30-89 days	—	121	861	897	280	1,760	—	—	3,919
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	46	—	—	30	217	—	—	293
Total	$7,411	$44,944	$52,736	$79,670	$51,952	$75,979	$—	$—	$312,692
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$1,072	$3,757	$1,131	$140	$126	$527	$—	$—	$6,753
Past due 30-89 days	—	—	—	20	—	—	—	—	20
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,072	$3,757	$1,131	$160	$126	$527	$—	$—	$6,773
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,146	$—	$37,146
Past due 30-89 days	—	—	—	—	—	—	47	—	47
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,193	$—	$37,193
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$3,921	$12,504	$9,223	$5,861	$3,102	$2,830	$—	$—	$37,441
Past due 30-89 days	1	19	9	—	12	14	—	—	55
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,922	$12,523	$9,232	$5,861	$3,114	$2,844	$—	$—	$37,496
Current year-to-date gross charge-offs	$—	$62	$—	$—	$—	$—	$—	$—	$62
Consumer: Secured - indirect
Current	$2,151	$28,849	$10,271	$6,407	$5,026	$4,565	$—	$—	$57,269
Past due 30-89 days	—	78	—	—	40	9	—	—	127
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,151	$28,927	$10,271	$6,407	$5,066	$4,574	$—	$—	$57,396
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$442	$1,260	$572	$91	$59	$4	$738	$—	$3,166
Past due 30-89 days	—	—	5	—	—	—	—	—	5
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$442	$1,260	$577	$91	$59	$4	$738	$—	$3,171
Current year-to-date gross charge-offs	$107	$7	$14	$—	$—	$—	$—	$—	$128

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$45,878	$52,989	$80,122	$52,648	$23,356	$54,556	$—	$—	$309,549
Past due 30-89 days	—	784	714	123	478	1,438	—	—	3,537
Past due 90 or more days	—	—	—	—	—	87	—	—	87
Nonaccrual	48	—	—	31	—	207	—	—	286
Total	$45,926	$53,773	$80,836	$52,802	$23,834	$56,288	$—	$—	$313,459
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2
Residential real estate: Junior lien
Current	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$14,813	$10,037	$6,468	$3,473	$1,682	$1,472	$—	$—	$37,945
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$14,813	$10,037	$6,468	$3,476	$1,682	$1,472	$—	$—	$37,948
Current year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$—	$5

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$30,900	$10,977	$6,887	$5,376	$2,030	$2,973	$—	$—	$59,143
Past due 30-89 days	123	—	—	30	3	25	—	—	181
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$31,023	$10,977	$6,887	$5,406	$2,033	$2,998	$—	$—	$59,324
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Unsecured
Current	$1,576	$740	$144	$86	$7	$—	$694	$—	$3,247
Past due 30-89 days	—	9	—	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,576	$749	$144	$86	$7	$—	$694	$—	$3,256
Current year-to-date gross charge-offs	$91	$—	$3	$—	$—	$—	$—	$—	$94
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended March 31, 2024
	Other-Than-Insignificant Payment Delay		Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	—%	$13	0.01%
Commercial real estate
Commercial mortgage owner occupied	823	0.46%	—	—%
Consumer
Secured - indirect	—	—%	2	—%
Total	$823		$15

	Three Months Ended March 31, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable
Agricultural
Agricultural mortgage	$232	0.33%
Agricultural other	34	0.14%
Residential real estate
Senior lien	5	—%
Total	$271
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 in additional funds to be disbursed in connection with modified loans at March 31, 2024 and 2023, as displayed in the tables above.
The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

Three Months Ended March 31
	2024		2023
	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	N/A	3 years	N/A
Commercial real estate
Commercial mortgage owner occupied	7 months	N/A	N/A
Agricultural
Agricultural mortgage	N/A	N/A	1 year
Agricultural other	N/A	N/A	1 year
Residential real estate
Senior lien	N/A	N/A	2.6 years
Consumer
Secured - indirect	N/A	1.3 years	N/A

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the performance of such loans that were modified during the three-month periods ended March 31, 2024 and 2023:

March 31, 2024
Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Commercial and industrial
Secured	$—	$—	$—	$—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	—
Consumer
Secured - indirect	—	—	—	—
Total	$—	$—	$—	$—

March 31, 2023
Past Due:
	30-59 Days	60-89 Days	90 Days or More	Total Past Due
Agricultural
Agricultural mortgage	$—	$—	$—	$—
Agricultural other	—	—	—	—
Residential real estate
Senior lien	—	—	—	—
Total	$—	$—	$—	$—
We had no loans that defaulted in the three-month periods ended March 31, 2024 and 2023 which were modified within 12 months prior to the default date.
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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended March 31, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
January 1, 2024	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	—	—	—	(1)	(190)	(191)
Recoveries	2	6	2	64	71	145
Credit loss expense	297	19	(7)	(91)	110	328
March 31, 2024	$1,267	$5,903	$265	$4,308	$1,647	$13,390

	Three Months Ended March 31, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	—	—	—	(2)	(99)	—	(101)
Recoveries	—	10	4	24	72	—	110
Credit loss expense	15	33	(69)	(61)	119	—	37
March 31, 2023	$817	$6,036	$265	$4,113	$1,409	$—	$12,640

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	March 31, 2024		December 31, 2023
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$550	$275	$465	$56
Commercial real estate	234	74	234	28
Agricultural	167	—	181	—
Residential real estate	217	—	203	—
Consumer	—	—	—	—
Total	$1,168	$349	$1,083	$84
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $1,168 in collateral dependent loans.
Note 4 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, and federal funds purchased generally mature within one to four days from the transaction date.
We had no FRB Discount Window advances during the three-month periods ended March 31, 2024 and 2023. A summary of borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended March 31
	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$43,250	$40,621	3.15%	$54,236	$39,706	1.33%
Federal funds purchased	$—	$2	6.52%	$—	$3	5.27%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $67,088 and $67,764 at March 31, 2024 and December 31, 2023, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$42,998	3.17%	$46,801	3.11%

We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2024	December 31 2023
Pledged to secure borrowed funds	$377,896	$391,529
Pledged to secure repurchase agreements	67,088	67,764
Pledged for public deposits and for other purposes necessary or required by law	93,455	84,099
Total	$538,439	$543,392
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2024	December 31 2023
U.S. Treasury	$55,504	$55,623
Mortgage-backed securities	9,004	9,462
Collateralized mortgage obligations	2,580	2,679
Total	$67,088	$67,764
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2024, we had the ability to borrow up to an additional $374,707, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate due 2024	$—	—%	$40,000	5.55%
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
The following table summarizes our outstanding notes as of:

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(643)		(665)
Total subordinated debt, net	$29,357		$29,335

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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2024	2023
Average number of common shares outstanding for basic calculation	7,493,334	7,556,585
Average potential effect of common shares in the Directors Plan (1)	—	49,484
Average potential effect of common shares in the RSP	14,405	28,348
Average number of common shares outstanding used to calculate diluted earnings per common share	7,507,739	7,634,417
Net income	$3,131	$5,321
Earnings per common share
Basic	$0.42	$0.70
Diluted	$0.42	$0.70
(1)Exclusive of shares held in the Rabbi Trust
Note 6 – Restricted Stock Plan
Under the RSP, an equity-based bonus plan, we award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank's CEO and President. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 30% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All such Grant Agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards is as follows for the:

	Three Months Ended March 31
	2024		2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Balance, January 1	27,072	$592	27,072	$592
Granted	6,686	130	3,705	91
Vested	(16,240)	(345)	—	—
Forfeited	—	—	—	—
Balance, March 31	17,518	$377	30,777	$683
Expenses related to the RSP awards during the three months ended March 31, 2024 and 2023 were $25 and $42. As of March 31, 2024, there was $202 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.11 years.

Note 7 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2024	2023
Audit, consulting, and legal fees	$513	$535
ATM and debit card fees	469	400
FDIC insurance premiums	252	228
Marketing costs	244	245
Memberships and subscriptions	228	240
Loan underwriting fees	183	215
Donations and community relations	182	184
Director fees	176	204
All other	708	756
Total other noninterest expenses	$2,955	$3,007
Note 8 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2024	2023
Income taxes at statutory rate	$765	$1,345
Effect of nontaxable income
Interest income on tax exempt municipal securities	(121)	(148)
Earnings on corporate owned life insurance policies	(51)	(47)
Other	(6)	(7)
Total effect of nontaxable income	(178)	(202)
Effect of nondeductible expenses	8	9
Effect of tax credits	(84)	(68)
Federal income tax expense	$511	$1,084

Note 9 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2024			2023
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(25,199)	$(697)	$(25,896)	$(35,828)	$(1,366)	$(37,194)
OCI before reclassifications	(2,926)	—	(2,926)	8,610	—	8,610
Amounts reclassified from AOCI	—	—	—	(1)	—	(1)
Subtotal	(2,926)	—	(2,926)	8,609	—	8,609
Tax effect	632	—	632	(1,729)	—	(1,729)
OCI, net of tax	(2,294)	—	(2,294)	6,880	—	6,880
Balance, March 31	$(27,493)	$(697)	$(28,190)	$(28,948)	$(1,366)	$(30,314)
Included in OCI for the three-month periods ended March 31, 2024 and 2023 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2024			2023
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$82	$(3,008)	$(2,926)	$374	$8,236	$8,610
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(1)	(1)
Net unrealized gains (losses)	82	(3,008)	(2,926)	374	8,235	8,609
Tax effect	—	632	632	—	(1,729)	(1,729)
Unrealized gains (losses), net of tax	$82	$(2,376)	$(2,294)	$374	$6,506	$6,880
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
The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

	March 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$1,168	Real Estate	20%	20%
		Equipment	25% - 35%	31%
		Accounts receivable	50%	50%

	December 31, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$1,083	Real Estate	20%	20%
		Equipment	25% - 35%	33%
		Accounts receivable	25%	25%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$25,218	$25,218	$25,218	$—	$—
Mortgage loans AFS	366	371	—	371	—
Gross loans	1,365,508	1,303,850	—	—	1,303,850
Less allowance for credit losses	13,390	13,390	—	—	13,390
Net loans	1,352,118	1,290,460	—	—	1,290,460
Accrued interest receivable	8,645	8,645	8,645	—	—
Equity securities without readily determinable fair values (1)	15,848	N/A	—	—	—
OMSR	2,385	3,104	—	3,104	—
LIABILITIES
Deposits without stated maturities	1,402,164	1,402,164	1,402,164	—	—
Deposits with stated maturities	366,143	361,532	—	361,532	—
Federal funds purchased and repurchase agreements	42,998	42,914	—	42,914	—
Subordinated debt, net of unamortized issuance costs	29,357	26,410	—	26,410	—
Accrued interest payable	941	941	941	—	—

	December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
Mortgage loans AFS	—	—	—	—	—
Gross loans	1,349,463	1,292,458	—	—	1,292,458
Less allowance for credit losses	13,108	13,108	—	—	13,108
Net loans	1,336,355	1,279,350	—	—	1,279,350
Accrued interest receivable	8,167	8,167	8,167	—	—
Equity securities without readily determinable fair values (1)	15,848	N/A	—	—	—
OMSR	2,422	3,164	—	3,164	—
LIABILITIES
Deposits without stated maturities	1,377,321	1,377,321	1,377,321	—	—
Deposits with stated maturities	346,374	341,489	—	341,489	—
Federal funds purchased and repurchase agreements	46,801	46,704	—	46,704	—
FHLB advances	40,000	40,000	—	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	26,146	—	26,146	—
Accrued interest payable	890	890	890	—	—
(1)Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$214,226	$—	$214,226	$—	$214,801	$—	$214,801	$—
States and political subdivisions	90,470	—	90,470	—	92,876	—	92,876	—
Auction rate money market preferred	3,013	—	3,013	—	2,931	—	2,931	—
Mortgage-backed securities	31,044	—	31,044	—	32,815	—	32,815	—
Collateralized mortgage obligations	171,831	—	171,831	—	177,775	—	177,775	—
Corporate	7,001	—	7,001	—	6,950	—	6,950	—
Total AFS securities	517,585	—	517,585	—	528,148	—	528,148	—
Nonrecurring items
Collateral dependent (net of ACL)	1,168	—	—	1,168	1,083	—	—	1,083
Total	$518,753	$—	$517,585	$1,168	$529,231	$—	$528,148	$1,083
Percent of assets and liabilities measured at fair value		—%	99.77%	0.23%		0.00%	99.80%	0.20%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2024. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 11 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The Bank as of March 31, 2024 and December 31, 2023 and for the three-month periods ended March 31, 2024 and 2023, represents approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2024	December 31 2023
ASSETS
Cash on deposit at the Bank	$27,902	$25,010
Investments in subsidiaries	153,127	157,671
Premises and equipment	1,182	1,196
Other assets	48,175	47,949
TOTAL ASSETS	$230,386	$231,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt, net of unamortized issuance costs	$29,357	$29,335
Other liabilities	355	89
Shareholders' equity	200,674	202,402
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,386	$231,826
Interim Condensed Statements of Income

	Three Months Ended March 31
	2024	2023
Income
Dividends from subsidiaries	$6,000	$5,000
Interest income	108	22
Other income	3	3
Total income	6,111	5,025
Expenses
Interest expense	266	266
Management fee	297	238
Audit, consulting, and legal fees	142	119
Director fees	94	111
Other	96	91
Total expenses	895	825
Income before income tax benefit and equity in undistributed earnings of subsidiaries	5,216	4,200
Federal income tax benefit	165	168
Income before equity in undistributed earnings of subsidiaries	5,381	4,368
Undistributed earnings of subsidiaries	(2,250)	953
Net income	$3,131	$5,321

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2024	2023
Operating activities
Net income	$3,131	$5,321
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	2,250	(953)
Share-based payment awards under the Directors Plan	218	346
Share-based payment awards under the RSP	25	42
Amortization of subordinated debt issuance costs	22	22
Depreciation	14	13
Changes in operating assets and liabilities which provided (used) cash
Other assets	(226)	(135)
Other liabilities	266	50
Net cash provided by (used in) operating activities	5,700	4,706
Investing activities - none
Financing activities
Cash dividends paid on common stock	(2,095)	(2,066)
Proceeds from the issuance of common stock	447	462
Common stock repurchased	(740)	(937)
Common stock purchased for deferred compensation obligations	(420)	(508)
Net cash provided by (used in) financing activities	(2,808)	(3,049)
Increase (decrease) in cash and cash equivalents	2,892	1,657
Cash and cash equivalents at beginning of period	25,010	8,525
Cash and cash equivalents at end of period	$27,902	$10,182

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three-month periods ended March 31, 2024 and 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
Results of Operations (March 31, 2024 to March 31, 2023 quarterly comparison)
During the three months ended March 31, 2024, we reported net income of $3,131 and earnings per common share of $0.42. Net income and earnings per common share for the same period of 2023 were $5,321 and $0.70, respectively.
Net interest income decreased $2,109 for the three-month period ended March 31, 2024 in comparison to the same period in 2023. The impact of higher rates has resulted in a slower repricing of earning assets than interest bearing liabilities and has had a negative impact on our net interest margin in the short term. Rising interest rates and growth in loans led to a $2,785 increase in gross interest income during the three-month period ended March 31, 2024 compared to the same period in 2023. Conversely, rising interest rates on deposits and an increase in borrowings led to a $4,894 increase in interest expense for the three-month period ended March 31, 2024 when compared to the same period in 2023.
Our net yield on interest earning assets (FTE) was 2.78% for the three months ended March 31, 2024, as compared to 3.22% for the three months ended March 31, 2023. The book yield from securities was 2.25% and 2.29% at March 31, 2024 and 2023. The yield includes the effect of the investment of excess cash in shorter term US treasury securities following the COVID pandemic in 2021 and 2022. As a result, these securities will mature over the next 2 to 5 years, and the proceeds are expected to be reinvested in market rate loans and securities. The yield on loans expanded to 5.36% in the first quarter 2024, up from 4.70% in the same quarter of 2023. Approximately 46% of commercial loans are fixed at rates that are lower than current market rates but will contractually reprice to variable rates over the next 3 to 5 years which will improve the overall yield on earning assets. To maintain liquidity, we increased most of our deposit rates beginning in the fourth quarter of 2022 and in recent periods, increased our level of borrowings to fund loan growth. Our cost of interest-bearing liabilities increased to 2.27% from 0.95% in the first quarter 2023 due to several interest rate hikes throughout 2023.
The provision for credit losses was $392 in the first quarter of 2024 and was $41 in the same quarter of 2023. The change was largely due to loan growth and a few specific reserves on commercial loans that were downgraded in the first quarter of 2024.
Noninterest income increased $175, or 5.3%, during the first three months of 2024 compared to the same period in 2023. Wealth management fees grew $153 due to an increase in new accounts and higher market valuations. Customer service fees increased $55 as compared to the same quarter of 2023 on a higher number of transaction accounts. A decline in gain on the sale of loans of $33 offset this growth.
Noninterest expenses for the first three months of 2024 increased $478, or 3.9%, in comparison to the same period in 2023. Annual merit increases and medical claim adjustments totaling $225 led to a $426 increase in compensation and benefits expenses.
Financial Condition (March 31, 2024 to December 31, 2023 quarterly comparison)
As of March 31, 2024, total assets and assets under management were $2,057,576 and $2,963,050, respectively. Assets under management include loans sold and serviced of $244,829 and investment and trust assets managed by Isabella Wealth of $660,645, in addition to assets on our consolidated balance sheet. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a “well capitalized” institution.
Our AFS securities portfolio totaled $517,585 at March 31, 2024 and included net unrealized losses of $34,752, or 6.29%, of the portfolio. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. As a result, this change in unrealized losses has reduced our balance of shareholders' equity and negatively impacted our tangible book value. Our tangible book value per share was $20.35 as of March 31, 2024, compared to $20.59 on December 31, 2023. Unrealized losses on securities, net of taxes, reduced tangible book value per share by $3.67 and $3.36 at the end of those respective periods. Management does not anticipate the need to sell securities and incur a loss as a result of such sale.

Loans outstanding as of March 31, 2024 totaled $1,365,508. Since December 31, 2023, gross loans have increased $16,045 as a result of growth in the commercial portfolio and advances to mortgage brokers as we selectively expanded our book of business across many industries. Residential loan volume remained stable during the quarter as originations kept pace with pay downs, as well as a few sales in the secondary market. Demand for mortgages remains low given prevailing market rates, housing prices and low inventory.
The ACL increased $282 to $13,390 at the end of the first quarter 2024 due to loan growth and specific reserves on a few small commercial loans whose credit ratings were downgraded. Nonaccruing loans increased $301 to $1,283, principally due to one commercial credit that is expected to be settled in the near-term. Past due accounts between 30 to 89 days as a percentage of total loans was 0.62% during the first quarter 2024, compared to 0.31% at year-end 2023. Overall, credit quality remains strong, and there are no negative trends.
Total deposits increased $44,612 since December 31, 2023 to $1,768,307 at the end of the first quarter 2024. Consumer demand for retail CDs continues based on the rate environment, resulting in a $19,769 increase in the balance during the quarter. Other interest-bearing deposits increased $40,076, which underscores strong relationships the Bank continues to build in the communities we serve. Noninterest deposits decreased $15,233, which is consistent in seasonal trends in our markets. Additionally, the strong inflow of deposits provided the opportunity to payoff $40,000 of higher cost FHLB advances during the quarter.
Subsequent Events
We evaluated subsequent events after March 31, 2024 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between March 31, 2024 and the date our interim condensed consolidated financial statements were issued.

Results of Operations (Unaudited)
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
INCOME STATEMENT DATA
Interest income	$21,380	$21,056	$20,485	$19,495	$18,595
Interest expense	8,138	7,444	6,183	4,816	3,244
Net interest income	13,242	13,612	14,302	14,679	15,351
Provision for credit losses	392	684	(292)	196	41
Noninterest income	3,468	3,516	3,414	3,604	3,293
Noninterest expenses	12,676	11,915	12,658	12,539	12,198
Federal income tax expense	511	726	937	918	1,084
Net income	$3,131	$3,803	$4,413	$4,630	$5,321
PER SHARE
Basic earnings	$0.42	$0.51	$0.59	$0.62	$0.70
Diluted earnings	0.42	0.51	0.58	0.61	0.70
Dividends	0.28	0.28	0.28	0.28	0.28
Tangible book value (1)	20.35	20.59	18.27	18.69	19.24
Quoted market value
High	21.74	22.00	23.00	26.00	25.10
Low	18.25	19.75	19.61	19.13	22.08
Market price (1)	19.40	21.50	21.05	20.50	24.80
Common shares outstanding (1)	7,488,101	7,485,889	7,490,557	7,496,826	7,540,015
PERFORMANCE RATIOS
Return on average total assets	0.61%	0.74%	0.86%	0.91%	1.04%
Return on average shareholders' equity	6.16%	8.05%	9.24%	9.47%	11.35%
Return on average tangible shareholders' equity	8.07%	10.82%	12.37%	12.58%	15.28%
Net interest margin yield (FTE)	2.78%	2.85%	3.02%	3.11%	3.22%
BALANCE SHEET DATA (1)
Gross loans	$1,365,508	$1,349,463	$1,334,674	$1,334,402	$1,270,651
AFS securities	517,585	528,148	516,897	530,497	568,650
Total assets	2,057,576	2,058,968	2,118,490	2,042,448	2,084,624
Deposits	1,768,307	1,723,695	1,769,474	1,714,948	1,813,528
Borrowed funds	72,355	116,136	146,642	121,392	61,262
Shareholders' equity	200,674	202,402	185,123	188,431	193,333
Gross loans to deposits	77.22%	78.29%	75.43%	77.81%	70.07%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$244,829	$248,756	$252,176	$254,934	$259,512
Assets managed by Isabella Wealth	660,645	641,027	590,666	593,530	571,453
Total assets under management	2,963,050	2,948,751	2,961,332	2,890,912	2,915,589
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.09%	0.08%	0.04%	0.04%	0.04%
Nonperforming assets to total assets	0.09%	0.07%	0.05%	0.05%	0.05%
ACL to gross loans	0.98%	0.97%	0.96%	0.96%	0.99%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.75%	9.83%	8.74%	9.23%	9.27%
Tier 1 leverage	8.80%	8.76%	8.77%	8.70%	8.58%
Common equity tier 1 capital	12.36%	12.54%	12.43%	12.39%	12.71%
Tier 1 risk-based capital	12.36%	12.54%	12.43%	12.39%	12.71%
Total risk-based capital	15.31%	15.52%	15.39%	15.37%	15.77%
(1) At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three-month periods ended:

	March 31 2024	March 31 2023	March 31 2022
INCOME STATEMENT DATA
Interest income	$21,380	$18,595	$14,762
Interest expense	8,138	3,244	1,283
Net interest income	13,242	15,351	13,479
Provision for credit losses	392	41	37
Noninterest income	3,468	3,293	3,547
Noninterest expenses	12,676	12,198	11,320
Federal income tax expense	511	1,084	935
Net income	$3,131	$5,321	$4,734
PER SHARE
Basic earnings	$0.42	$0.70	$0.63
Diluted earnings	$0.42	$0.70	$0.62
Dividends	$0.28	$0.28	$0.27
Tangible book value (1)	$20.35	$19.24	$19.56
Quoted market value
High	$21.74	$25.10	$26.00
Low	$18.25	$22.08	$24.50
Market price (1)	$19.40	$24.80	$25.85
Common shares outstanding (1)	7,488,101	7,540,015	7,542,758
PERFORMANCE RATIOS
Return on average total assets	0.61%	1.04%	0.92%
Return on average shareholders' equity	6.16%	11.35%	9.02%
Return on average tangible shareholders' equity	8.07%	15.28%	11.72%
Net interest margin yield (FTE)	2.78%	3.22%	2.86%
BALANCE SHEET DATA (1)
Gross loans	$1,365,508	$1,270,651	$1,218,371
AFS securities	$517,585	$568,650	$544,919
Total assets	$2,057,576	$2,084,624	$2,060,933
Deposits	$1,768,307	$1,813,528	$1,764,161
Borrowed funds	$72,355	$61,262	$90,534
Shareholders' equity	$200,674	$193,333	$195,842
Gross loans to deposits	77.22%	70.07%	69.06%
ASSETS UNDER MANAGEMENT (1)
Loans sold with servicing retained	$244,829	$259,512	$275,556
Assets managed by Isabella Wealth	$660,645	$571,453	$501,829
Total assets under management	$2,963,050	$2,915,589	$2,838,318
ASSET QUALITY (1)
Nonperforming loans to gross loans	0.09%	0.04%	0.06%
Nonperforming assets to total assets	0.09%	0.05%	0.05%
ACL to gross loans	0.98%	0.99%	0.76%
CAPITAL RATIOS (1)
Shareholders' equity to assets	9.75%	9.27%	9.50%
Tier 1 leverage	8.80%	8.58%	8.12%
Common equity tier 1 capital	12.36%	12.71%	12.83%
Tier 1 risk-based capital	12.36%	12.71%	12.83%
Total risk-based capital	15.31%	15.77%	15.84%
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

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,348,749	$18,057	5.36%	$1,340,271	$17,580	5.25%	$1,268,269	$14,889	4.70%
Taxable investment securities	467,974	2,228	1.90%	473,660	2,274	1.92%	504,889	2,471	1.96%
Nontaxable investment securities	89,056	902	4.05%	90,408	899	3.98%	106,240	1,021	3.84%
Fed funds sold	7	—	5.69%	13	—	5.76%	17	—	4.50%
Other	37,972	439	4.62%	39,585	549	5.55%	60,583	486	3.21%
Total earning assets	1,943,758	21,626	4.45%	1,943,937	21,302	4.38%	1,939,998	18,867	3.89%
NONEARNING ASSETS
Allowance for credit losses	(13,100)			(12,780)			(12,660)
Cash and demand deposits due from banks	24,018			23,244			25,039
Premises and equipment	28,022			27,444			25,864
Accrued income and other assets	84,059			71,592			71,063
Total assets	$2,066,757			$2,053,437			$2,049,304
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$345,842	$413	0.48%	$317,996	$504	0.63%	$379,717	$146	0.15%
Savings deposits	633,904	3,333	2.10%	634,539	2,819	1.78%	645,987	1,466	0.91%
Time deposits	357,541	3,417	3.82%	338,852	3,076	3.63%	267,463	1,217	1.82%
Federal funds purchased and repurchase agreements	40,623	321	3.16%	50,049	357	2.85%	39,709	149	1.50%
FHLB advances	27,692	388	5.60%	29,674	422	5.69%	—	—	—%
Subordinated debt, net of unamortized issuance costs	29,342	266	3.63%	29,320	266	3.63%	29,253	266	3.64%
Total interest bearing liabilities	1,434,944	8,138	2.27%	1,400,430	7,444	2.13%	1,362,129	3,244	0.95%
NONINTEREST BEARING LIABILITIES
Demand deposits	412,228			446,747			486,491
Other	16,151			17,302			13,094
Shareholders’ equity	203,434			188,958			187,590
Total liabilities and shareholders’ equity	$2,066,757			$2,053,437			$2,049,304
Net interest income (FTE)		$13,488			$13,858			$15,623
Net yield on interest earning assets (FTE)			2.78%			2.85%			3.22%
(1) Includes loans and mortgage loans AFS

Three Months Ended

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

	Three Months Ended March 31, 2024 Compared to December 31, 2023 Increase (Decrease) Due to			Three Months Ended March 31, 2024 Compared to March 31, 2023 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$112	$365	$477	$986	$2,182	$3,168
Taxable investment securities	(27)	(19)	(46)	(177)	(66)	(243)
Nontaxable investment securities	(14)	17	3	(172)	53	(119)
Fed Funds Sold	—	—	—	—	—	—
Other	(22)	(88)	(110)	(218)	171	(47)
Total changes in interest income	49	275	324	419	2,340	2,759
Changes in interest expense
Interest bearing demand deposits	41	(132)	(91)	(14)	281	267
Savings deposits	(3)	517	514	(28)	1,895	1,867
Time deposits	174	167	341	516	1,684	2,200
Federal funds purchased and repurchase agreements	(72)	36	(36)	4	168	172
FHLB advances	(28)	(6)	(34)	388	—	388
Subordinated debt, net of unamortized issuance costs	—	—	—	1	(1)	—
Total changes in interest expense	112	582	694	867	4,027	4,894
Net change in interest margin (FTE)	$(63)	$(307)	$(370)	$(448)	$(1,687)	$(2,135)
Over the past several quarters, rising rates on deposit accounts and an increase in borrowed funds have reversed our recent improvement in our net interest margin. With the repricing of fixed rate loans and maturity of investment securities over the next 2 to 5 years, we expect to see improvement in net yield on interest earning assets.

	Average Yield / Rate for the Three-Month Periods Ended:
	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Total earning assets	4.45%	4.38%	4.30%	4.11%	3.89%
Total interest bearing liabilities	2.27%	2.13%	1.79%	1.41%	0.95%
Net yield on interest earning assets (FTE)	2.78%	2.85%	3.02%	3.11%	3.22%

	Quarter to Date Net Interest Income (FTE)
	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Total interest income (FTE)	$21,626	$21,302	$20,735	$19,750	$18,867
Total interest expense	8,138	7,444	6,183	4,816	3,244
Net interest income (FTE)	$13,488	$13,858	$14,552	$14,934	$15,623

Past Due and Nonaccrual Loans
Fluctuations in past due and nonaccrual loans can have a significant impact on the ACL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans for indications of additional deterioration.

	Total Past Due and Nonaccrual Loans
	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Commercial and industrial	$1,182	$656	$207	$25	$291
Commercial real estate	3,356	—	—	2,495	2,844
Agricultural	217	205	219	218	588
Residential real estate	4,279	3,910	756	838	2,365
Consumer	187	193	53	103	43
Total	$9,221	$4,964	$1,235	$3,679	$6,131
Total past due and nonaccrual loans to gross loans	0.68%	0.37%	0.09%	0.28%	0.48%
The increase in past due and nonaccrual loans within the commercial real estate portfolio is mainly related to one relationship at the end of the quarter. The accrual of interest on commercial and agricultural loans, as well as residential real estate loans, is discontinued at the time a loan is 90 days or more past due unless the credit is well-secured and in the process of short-term collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged-off no later than 180 days past due. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status.
The following table summarizes nonaccrual loans as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Commercial and industrial	$567	$491	$17	$17	$20
Commercial real estate	234	—	—	—	57
Agricultural	189	205	208	218	232
Residential real estate	293	286	295	179	179
Total	$1,283	$982	$520	$414	$488
Nonaccrual loans as a % of loans at end of period	0.09%	0.07%	0.04%	0.03%	0.04%
A summary of loans past due by type and information related to nonaccrual status loans are included in “Note 3 – Loans and ACL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Nonaccrual loans	$1,283	$982	$520	$414	$488
Accruing loans past due 90 days or more	—	87	—	133	—
Total nonperforming loans	1,283	1,069	520	547	488
Foreclosed assets	579	406	509	405	414
Debt securities	12	12	77	77	77
Total nonperforming assets	$1,874	$1,487	$1,106	$1,029	$979
Nonperforming loans as a % of total loans	0.09%	0.08%	0.04%	0.04%	0.04%
Nonperforming assets as a % of total assets	0.09%	0.07%	0.05%	0.05%	0.05%

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
The following table summarizes our charge-offs, recoveries, provision for credit losses, and ACL balances as of, and for the:

	Three Months Ended March 31
	2024	2023
Allowance at beginning of period	$13,108	$9,850
Adoption of ASC 326	—	2,744
Charge-offs
Commercial and industrial	—	—
Commercial real estate	—	—
Agricultural	—	—
Residential real estate	1	2
Consumer	190	99
Total charge-offs	191	101
Recoveries
Commercial and industrial	2	—
Commercial real estate	6	10
Agricultural	2	4
Residential real estate	64	24
Consumer	71	72
Total recoveries	145	110
Net loan charge-offs (recoveries)	46	(9)
Provision for credit losses - loans	328	37
Allowance at end of period	$13,390	$12,640
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.00%
The following table summarizes our charge-offs, recoveries, provisions for credit losses, and ACL balances as of, and for the three-month periods ended:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Total charge-offs	$191	$452	$179	$92	$101
Total recoveries	145	71	433	95	110
Net loan charge-offs (recoveries)	46	381	(254)	(3)	(9)
Net loan charge-offs (recoveries) to average loans outstanding	0.00%	0.03%	(0.02)%	0.00%	0.00%
Provision for credit losses - loans	$328	$722	$(320)	$190	$37
Provision for credit losses to average loans outstanding	0.02%	0.05%	(0.02)%	0.01%	0.00%
ACL	$13,390	$13,108	$12,767	$12,833	$12,640
ACL as a % of loans at end of period	0.98%	0.97%	0.96%	0.96%	0.99%
ACL as a % of nonaccrual loans	1,043.65%	1,334.83%	2,455.19%	3,099.76%	2,590.16%

The following table illustrates the two main components of the ACL as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
ACL
Individually evaluated	$349	$84	$—	$—	$—
Collectively evaluated	13,041	13,024	12,767	12,833	12,640
Total	$13,390	$13,108	$12,767	$12,833	$12,640
ACL to gross loans
Individually evaluated	0.03%	0.01%	0.00%	0.00%	0.00%
Collectively evaluated	0.95%	0.96%	0.96%	0.96%	0.99%
Total	0.98%	0.97%	0.96%	0.96%	0.99%
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
Noninterest Income and Noninterest Expenses
Significant noninterest income balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2024	2023	$	%
Service charges and fees
ATM and debit card fees	$1,215	$1,160	$55	4.74%
Service charges and fees on deposit accounts	614	611	3	0.49%
Freddie Mac servicing fee	150	159	(9)	(5.66)%
Net OMSR income (loss)	(37)	(36)	(1)	(2.78)%
Other fees for customer services	104	84	20	23.81%
Total service charges and fees	2,046	1,978	68	3.44%
Wealth management fees	939	786	153	19.47%
Earnings on corporate owned life insurance policies	243	226	17	7.52%
Net gain on sale of mortgage loans	34	67	(33)	(49.25)%
All other	206	236	(30)	(12.71)%
Total noninterest income	$3,468	$3,293	$175	5.31%
OMSR income results are driven, in part, by changes in offering rates on residential mortgage loans, anticipated prepayments in the servicing-retained portfolio, and the volume of loans within the servicing-retained portfolio. The decline in the volume of originated loans and balance of loans serviced led to net OMSR losses during the first three months of 2024 and 2023.
The increase in wealth management fees is due to an increase in new accounts and market growth. Wealth management fees for the remainder of 2024 are expected to exceed 2023 levels.
The amount of loans sold is driven by customer demand and balance sheet management strategies. With fewer mortgage loans being originated and sold, we experienced a decline in net gain on sale of mortgage loans. While demand is expected to increase during the remainder of 2024, income for 2024 may not exceed 2023 levels.
The fluctuations in all other noninterest income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense balances are highlighted in the following tables for the:

	Three Months Ended March 31
			Change
	2024	2023	$	%
Compensation and benefits	$7,015	$6,589	$426	6.47%
Furniture and equipment	1,675	1,597	78	4.88%
Occupancy	1,031	1,005	26	2.59%
Other
Audit, consulting, and legal fees	513	535	(22)	(4.11)%
ATM and debit card fees	469	400	69	17.25%
FDIC insurance premiums	252	228	24	10.53%
Marketing costs	244	245	(1)	(0.41)%
Memberships and subscriptions	228	240	(12)	(5.00)%
Loan underwriting fees	183	215	(32)	(14.88)%
Donations and community relations	182	184	(2)	(1.09)%
Director fees	176	204	(28)	(13.73)%
All other	708	756	(48)	(6.35)%
Total other noninterest expenses	2,955	3,007	(52)	(1.73)%
Total noninterest expenses	$12,676	$12,198	$478	3.92%
The increase in compensation and benefits was driven by annual merit increases and increased medical claims totaling $225. Compensation and benefit expense is expected to exceed 2023 levels for the remainder of 2024 as a result of additional merit increases and insurance related benefits.
The increase in ATM and debit card fees is the result of increased card usage. As ATM and debit card usage is expected to continue to increase, fees for the remainder of 2024 are expected to exceed 2023 levels.
The fluctuations in all other noninterest expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2024	December 31 2023	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$25,218	$33,672	$(8,454)	(25.11)%
AFS securities
Amortized cost of AFS securities	552,337	559,974	(7,637)	(1.36)%
Unrealized gains (losses) on AFS securities	(34,752)	(31,826)	(2,926)	9.19%
AFS securities	517,585	528,148	(10,563)	(2.00)%
Mortgage loans AFS	366	—	366	N/M
Loans	1,365,508	1,349,463	16,045	1.19%
Less allowance for credit losses	13,390	13,108	282	2.15%
Net loans	1,352,118	1,336,355	15,763	1.18%
Premises and equipment	27,951	27,639	312	1.13%
Bank owned life insurance policies	34,131	33,892	239	0.71%
Equity securities without readily determinable fair values	15,848	15,848	—	—%
Goodwill and other intangible assets	48,284	48,284	—	—%
Accrued interest receivable and other assets	36,075	35,130	945	2.69%
TOTAL ASSETS	$2,057,576	$2,058,968	$(1,392)	(0.07)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,768,307	$1,723,695	$44,612	2.59%
Borrowed funds	72,355	116,136	(43,781)	(37.70)%
Accrued interest payable and other liabilities	16,240	16,735	(495)	(2.96)%
Total liabilities	1,856,902	1,856,566	336	0.02%
Shareholders’ equity	200,674	202,402	(1,728)	(0.85)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,057,576	$2,058,968	$(1,392)	(0.07)%
As shown above, total assets decreased $1,392 from December 31, 2023, driven primarily by a decline in the level of cash and investment securities to fund loan growth. Total loans grew $16,045, largely driven by an increase in advances to mortgage brokers and growth in the commercial portfolio. Total deposits grew $44,612 from December 31, 2023 and funded the paydown of borrowed funds.

The following table outlines the changes in loan balances:

	March 31 2024	December 31 2023	$ Change	% Change (unannualized)
Commercial and industrial	$226,281	$209,738	$16,543	7.89%
Commercial real estate	561,123	564,244	(3,121)	(0.55)%
Advances to mortgage brokers	29,688	18,541	11,147	60.12%
Agricultural	93,695	99,994	(6,299)	(6.30)%
Residential real estate	356,658	356,418	240	0.07%
Consumer	98,063	100,528	(2,465)	(2.45)%
Total	$1,365,508	$1,349,463	$16,045	1.19%
The following table displays loan balances as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Commercial and industrial	$226,281	$209,738	$195,814	$194,914	$189,185
Commercial real estate	561,123	564,244	566,639	564,254	566,410
Advances to mortgage brokers	29,688	18,541	24,807	39,099	—
Agricultural	93,695	99,994	99,233	96,689	94,760
Residential real estate	356,658	356,418	348,196	343,474	336,186
Consumer	98,063	100,528	99,985	95,972	84,110
Total	$1,365,508	$1,349,463	$1,334,674	$1,334,402	$1,270,651
We've experienced an increase in the commercial loan portfolio in recent periods as demand has increased. Increased activity in mortgage lending in the second quarter of 2023 allowed us to resume participation in a mortgage purchase program. Growth in the agricultural portfolio is expected during the remainder of 2024. Residential mortgage lending activities have slowed over the last year as a result of rising interest rates. As interest rates are expected to stabilize and fall in late 2024, growth in residential loans is anticipated during the remainder of 2024. While the consumer portfolio declined during the first quarter of 2024, continued growth is expected during 2024.
The following table outlines the changes in deposit balances:

	March 31 2024	December 31 2023	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$413,272	$428,505	$(15,233)	(3.55)%
Interest bearing demand deposits	349,401	320,737	28,664	8.94%
Savings deposits	639,491	628,079	11,412	1.82%
Certificates of deposit	366,143	346,374	19,769	5.71%
Total	$1,768,307	$1,723,695	$44,612	2.59%
The following table displays deposit balances as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Noninterest bearing demand deposits	$413,272	$428,505	$445,043	$458,845	$478,829
Interest bearing demand deposits	349,401	320,737	363,558	335,922	383,602
Savings deposits	639,491	628,079	628,795	606,644	662,495
Certificates of deposit	366,143	346,374	332,078	313,537	288,602
Total	$1,768,307	$1,723,695	$1,769,474	$1,714,948	$1,813,528

Total deposits have fluctuated significantly over the past 12 months with an overall decline in non-contractual deposits, such as demand and savings deposits. During the first quarter of 2024, interest bearing deposits continue to grow as deposit rates remain high. We expect interest rates to continue to rise throughout 2024 due to competitive pressure, and anticipate a continuation in the shift of customers moving to higher interest-earning products.

The primary objective of our investing activities is to manage our overall exposure to changes in interest rates. Secondary considerations include ensuring ample access to liquidity, generating returns, and providing current income. The following table displays fair values of AFS securities as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
U.S. Treasury	$214,226	$214,801	$209,182	$209,353	$212,086
States and political subdivisions	90,470	92,876	89,773	95,242	108,719
Auction rate money market preferred	3,013	2,931	2,570	2,637	2,716
Mortgage-backed securities	31,044	32,815	32,923	35,532	37,797
Collateralized mortgage obligations	171,831	177,775	175,630	180,996	200,252
Corporate	7,001	6,950	6,819	6,737	7,080
Total	$517,585	$528,148	$516,897	$530,497	$568,650
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, subordinated debt, and federal funds purchased. The balance of borrowed funds fluctuates from period to period based on our funding needs that arise from changes in loans, investments, and deposits. To provide balance sheet growth, we may utilize borrowings and brokered deposits to fund earning assets.
The following table displays borrowed funds balances as of:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Securities sold under agreements to repurchase without stated maturity dates	$42,998	$46,801	$52,330	$37,102	$31,995
FHLB advances	—	40,000	65,000	55,000	—
Subordinated debt, net of unamortized issuance costs	29,357	29,335	29,312	29,290	29,267
Total	$72,355	$116,136	$146,642	$121,392	$61,262
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

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 22,456 shares or $447 of common stock during the first three months of 2024, as compared to 19,873 shares or $462 of common stock during the same period in 2023. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $218 and $346 during the three-month periods ended March 31, 2024 and 2023, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $25 during the first three months of 2024, as compared to $42 during the same period in 2023.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 36,484 shares or $740 of common stock during the first three months of 2024 and 39,279 shares or $937 during the first three months of 2023. As of March 31, 2024, we were authorized to repurchase up to an additional 234,322 shares of common stock.
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

	March 31, 2024			December 31, 2023
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.36%	7.00%	6.50%	12.54%	7.00%	6.50%
Tier 1 capital	12.36%	8.50%	8.00%	12.54%	8.50%	8.00%
Total capital	15.31%	10.50%	10.00%	15.52%	10.50%	10.00%
Tier 1 leverage	8.80%	4.00%	5.00%	8.76%	4.00%	5.00%
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At March 31, 2024, the Bank exceeded all minimum capital requirements.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $353,893 or 17.20% of assets as of March 31, 2024, compared to $381,417 or 18.52% as of December 31, 2023. The decrease in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities, collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2024, we had available lines of credit of $374,707.

The frequency and complexity of our liquidity stress testing has increased due to economic uncertainly and changes within the interest rate and economic environment. Our liquidity position remained strong at March 31, 2024, which is illustrated in the following table:

	March 31 2024	December 31 2023
Total cash and cash equivalents	$25,218	$33,672
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000
FHLB borrowings	248,624	211,860
FRB Discount Window	28,083	28,220
Other lines of credit	5,000	5,000
Total available lines of credit	374,707	338,080
Unencumbered lendable value of FRB collateral, estimated[1]	310,000	320,000
Total cash and liquidity	$709,925	$691,752
Uninsured deposits	$658,564	$600,381
Coverage ratio of uninsured deposits with total cash and liquidity	108%	115%
(1)Includes estimated unencumbered lendable value of FHLB collateral of $210,000 and $230,000 as of March 31, 2024 and December 31, 2023, respectively.
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table provides information for the three-month period ended March 31, 2024, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
December 31, 2023				270,806
January 1 - 31	8,711	$21.58	8,711	262,095
February 1 - 29	12,945	20.47	12,945	249,150
March 1 - 31	14,828	19.36	14,828	234,322
March 31, 2024	36,484	$20.28	36,484	234,322
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended March 31, 2024, none of the Corporation’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

Isabella Bank Corporation

Date:	May 2, 2024	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2024	/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)