Form 10-Q
period 2024-06-30
ISABELLA BANK Corp
filed 2024-08-12
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,445,214 as of August 9, 2024.

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

ACL: Allowance for credit losses	Freddie Mac: Federal Home Loan Mortgage Corporation
AFS: Available-for-sale	FTE: Fully taxable equivalent
ALCO: Asset-Liability Committee	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	HFS: Held-for-sale
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
BOLI: Bank-owned life insurance	NAV: Net asset value
CECL: Current expected credit losses	NIM: Net Interest Margin
CIK: Central Index Key	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OCI: Other comprehensive income (loss)
DIFS: Department of Insurance and Financial Services	OMSR: Originated mortgage servicing rights
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OREO: Other real estate owned
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	Rabbi Trust: A trust established to fund our Directors Plan
Exchange Act: Securities Exchange Act of 1934	RSP: Isabella Bank Corporation Restricted Stock Plan
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FRB: Federal Reserve Bank	XBRL: eXtensible Business Reporting Language
FHLB: Federal Home Loan Bank	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2024	December 31 2023
ASSETS
Cash and demand deposits due from banks	$22,690	$25,628
Fed Funds sold and interest bearing balances due from banks	869	8,044
Total cash and cash equivalents	23,559	33,672

AFS securities, at fair value	505,646	528,148
FHLB stock	12,762	12,762
Mortgage loans HFS	637	—

Loans	1,381,636	1,349,463
Less allowance for credit losses	13,095	13,108
Net loans	1,368,541	1,336,355

Premises and equipment	27,843	27,639
BOLI policies	34,382	33,892
Goodwill and other intangible assets	48,283	48,284
Other assets	38,486	38,216
Total assets	$2,060,139	$2,058,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$412,193	$428,505
Interest bearing demand deposits	338,329	320,737
Savings	603,328	628,079
Certificates of deposit	368,449	346,374
Total deposits	1,722,299	1,723,695
Federal funds purchased and repurchase agreements	44,194	46,801
FHLB advances	45,000	40,000
Subordinated debt, net of unamortized issuance costs	29,380	29,335
Total borrowed funds	118,574	116,136

Other liabilities	17,017	16,735
Total liabilities	1,857,890	1,856,566
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized: issued and outstanding 7,474,016 shares in 2024 and 7,485,889 shares in 2023	126,126	127,323
Shares to be issued for deferred compensation obligations	3,951	3,693
Retained earnings	99,808	97,282
Accumulated other comprehensive income (loss)	(27,636)	(25,896)
Total shareholders’ equity	202,249	202,402
Total liabilities and shareholders' equity	$2,060,139	$2,058,968

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Interest income
Loans	$18,863	$15,931	$36,920	$30,820
AFS securities	2,804	3,047	5,688	6,267
FHLB stock	158	71	304	135
Federal funds sold and other	263	446	556	868
Total interest income	22,088	19,495	43,468	38,090
Interest expense
Deposits	7,313	4,109	14,476	6,938
Federal funds purchased and repurchase agreements	321	171	642	320
FHLB advances	638	270	1,026	270
Subordinated debt, net of unamortized issuance costs	266	266	532	532
Total interest expense	8,538	4,816	16,676	8,060
Net interest income	13,550	14,679	26,792	30,030
Provision for credit losses	170	196	562	237
Net interest income after provision for credit losses	13,380	14,483	26,230	29,793
Noninterest income
Service charges and fees	2,128	2,047	4,174	4,025
Wealth management fees	1,048	981	1,987	1,767
Earnings on BOLI policies	253	226	496	452
Net gain on sale of mortgage loans	67	56	101	123
Other	112	294	318	530
Total noninterest income	3,608	3,604	7,076	6,897
Noninterest expenses
Compensation and benefits	6,970	6,561	13,985	13,150
Occupancy and equipment	2,619	2,606	5,325	5,208
Other professional services	527	557	1,040	1,092
ATM and debit card fees	487	409	956	809
FDIC insurance premiums	280	233	532	461
Other	2,012	2,173	3,733	4,017
Total noninterest expenses	12,895	12,539	25,571	24,737
Income before income tax expense	4,093	5,548	7,735	11,953
Income tax expense	612	918	1,123	2,002
Net income	$3,481	$4,630	$6,612	$9,951
Earnings per common share
Basic	$0.47	$0.62	$0.88	$1.32
Diluted	0.46	0.61	0.88	1.31
Cash dividends per common share	0.28	0.28	0.56	0.56

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income	$3,481	$4,630	$6,612	$9,951
Unrealized gains (losses) on AFS securities	703	(7,638)	(2,223)	972
Reclassification adjustment for net (gains) losses included in net income	—	(66)	—	(67)
Tax effect (1)	(149)	1,601	483	(128)
Unrealized gains (losses) on AFS securities, net of tax	554	(6,103)	(1,740)	777
Comprehensive income (loss)	$4,035	$(1,473)	$4,872	$10,728
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	9,951	777	10,728
Issuance of common stock	37,983	846	—	—	—	846
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	38	(38)	—	—	—
Share-based payment awards under the Directors Plan	—	—	428	—	—	428
Share-based compensation expense recognized in earnings under the RSP	—	128	—	—	—	128
Common stock purchased for deferred compensation obligations	—	(976)	—	—	—	(976)
Common stock repurchased	(100,578)	(2,409)	—	—	—	(2,409)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,107)	—	(4,107)
June 30, 2023	7,496,826	$126,278	$5,395	$93,175	$(36,417)	$188,431

January 1, 2024	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	6,612	(1,740)	4,872
Issuance of common stock	43,980	840	—	—	—	840
Issuance of common stock for vested shares under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	21	(21)	—	—	—
Share-based payment awards under the Directors Plan	—	—	279	—	—	279
Share-based compensation expense recognized in earnings under the RSP	—	45	—	—	—	45
Common stock purchased for deferred compensation obligations	—	(701)	—	—	—	(701)
Common stock repurchased	(72,093)	(1,402)	—	—	—	(1,402)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,086)	—	(4,086)
June 30, 2024	7,474,016	$126,126	$3,951	$99,808	$(27,636)	$202,249

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2024	2023
OPERATING ACTIVITIES
Net income	$6,612	$9,951
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	562	237
Depreciation	1,025	994
Net amortization of AFS securities	692	745
Increase in cash value of BOLI policies, net of expenses	(490)	(445)
Share-based payment awards	324	556
Origination of loans HFS	(4,214)	(3,719)
Proceeds from loan sales	3,678	3,859
Net changes in:
Other assets	261	2,555
Other liabilities	330	208
Net cash provided by (used in) operating activities	8,780	14,941
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of AFS securities	19,587	56,377
Purchases of AFS securities	—	(6,166)
Net loan principal (originations) collections	(33,078)	(70,397)
Proceeds from sales of foreclosed assets	182	279
Purchases of premises and equipment	(1,229)	(1,824)
Funding of low income housing tax credit investments	(3)	(612)
Net cash provided by (used in) investing activities	(14,541)	(22,343)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,396)	(29,327)
Net increase (decrease) in fed funds purchased and repurchase agreements	(2,607)	(20,669)
Net increase (decrease) in FHLB advances	5,000	55,000
Cash dividends paid on common stock	(4,086)	(4,107)
Proceeds from issuance of common stock	840	846
Common stock repurchased	(1,402)	(2,409)
Common stock purchased for deferred compensation obligations	(701)	(976)
Net cash provided by (used in) financing activities	(4,352)	(1,642)
Increase (decrease) in cash and cash equivalents	(10,113)	(9,044)
Cash and cash equivalents at beginning of period	33,672	38,924
Cash and cash equivalents at end of period	$23,559	$29,880
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$16,651	$7,715
Income taxes paid	800	1,400
SUPPLEMENTAL NONCASH INFORMATION:
Investment in low income housing tax credits	—	5,000
Transfers of loans to foreclosed assets	330	170

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Certain amounts reported in the interim 2023 consolidated financial statements have been reclassified to conform with the 2024 presentation. Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,012	$—	$15,679	$215,333
States and political subdivisions	86,789	464	4,202	83,051
Auction rate money market preferred	3,200	—	192	3,008
Mortgage-backed securities	32,120	—	2,579	29,541
Collateralized mortgage obligations	178,424	—	10,715	167,709
Corporate	8,150	—	1,146	7,004
Total	$539,695	$464	$34,513	$505,646

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,218	$—	$16,417	$214,801
States and political subdivisions	94,837	1,032	2,993	92,876
Auction rate money market preferred	3,200	—	269	2,931
Mortgage-backed securities	35,321	—	2,506	32,815
Collateralized mortgage obligations	187,248	—	9,473	177,775
Corporate	8,150	—	1,200	6,950
Total	$559,974	$1,032	$32,858	$528,148

The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2024 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$19,922	$211,090	$—	$—	$—	$231,012
States and political subdivisions	15,613	24,254	18,442	28,480	—	86,789
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	32,120	32,120
Collateralized mortgage obligations	—	—	—	—	178,424	178,424
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$35,535	$235,344	$26,592	$28,480	$213,744	$539,695
Fair value	$35,351	$219,602	$24,268	$26,167	$200,258	$505,646
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
A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Proceeds from sales of AFS securities	$—	$13,944	$—	$18,089
Realized gains (losses)	—	66	—	67
Applicable income tax expense (benefit)	—	14	—	14

The information in the following tables pertains to AFS securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$15,679	$215,333	$15,679
States and political subdivisions	379	26,922	3,823	40,571	4,202
Auction rate money market preferred	—	—	192	3,008	192
Mortgage-backed securities	—	—	2,579	29,541	2,579
Collateralized mortgage obligations	—	—	10,715	167,709	10,715
Corporate	—	—	1,146	7,004	1,146
Total	$379	$26,922	$34,134	$463,166	$34,513
Number of securities in an unrealized loss position:		210		198	408

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,417	$214,801	$16,417
States and political subdivisions	42	7,172	2,951	37,011	2,993
Auction rate money market preferred	—	—	269	2,931	269
Mortgage-backed securities	1	10	2,505	32,805	2,506
Collateralized mortgage obligations	116	4,554	9,357	173,221	9,473
Corporate	—	—	1,200	6,950	1,200
Total	$159	$11,736	$32,699	$467,719	$32,858
Number of securities in an unrealized loss position:		22		186	208
The unrealized loss on our AFS securities portfolio resulted from the increase in short-term and intermediate-term interest rates.
As of June 30, 2024, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	June 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$206,784	14.97%	$189,186	14.02%
Unsecured	31,461	2.28%	20,552	1.52%
Total commercial and industrial	238,245	17.25%	209,738	15.54%
Commercial real estate
Commercial mortgage owner occupied	176,234	12.76%	180,636	13.39%
Commercial mortgage non-owner occupied	207,853	15.04%	216,292	16.03%
Commercial mortgage 1-4 family investor	91,789	6.64%	89,208	6.61%
Commercial mortgage multifamily	71,129	5.15%	78,108	5.79%
Total commercial real estate	547,005	39.59%	564,244	41.82%
Advances to mortgage brokers	39,300	2.84%	18,541	1.37%
Agricultural
Agricultural mortgage	67,168	4.87%	69,044	5.12%
Agricultural other	27,828	2.01%	30,950	2.29%
Total agricultural	94,996	6.88%	99,994	7.41%
Residential real estate
Senior lien	319,859	23.15%	313,459	23.23%
Junior lien	7,521	0.54%	5,945	0.44%
Home equity lines of credit	37,808	2.74%	37,014	2.74%
Total residential real estate	365,188	26.43%	356,418	26.41%
Consumer
Secured - direct	37,579	2.72%	37,948	2.81%
Secured - indirect	56,036	4.05%	59,324	4.40%
Unsecured	3,287	0.24%	3,256	0.24%
Total consumer	96,902	7.01%	100,528	7.45%
Total	$1,381,636	100.00%	$1,349,463	100.00%
We grant commercial, agricultural, residential real estate, and consumer loans to customers primarily in Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A portion of loans are unsecured.
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

The following table summarizes nonaccrual loan data by class of loans as of:

	June 30, 2024		December 31, 2023
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$271	$180	$491	$435
Agricultural
Agricultural mortgage	—	—	38	38
Agricultural other	167	167	167	167
Residential real estate
Senior lien	556	510	286	286
Total	$994	$857	$982	$926
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$83	$157	$115	$206,429	$206,784	$—
Unsecured	435	—	—	31,026	31,461	—
Total commercial and industrial	518	157	115	237,455	238,245	—
Commercial real estate
Commercial mortgage owner occupied	304	—	—	175,930	176,234	—
Commercial mortgage non-owner occupied	143	—	—	207,710	207,853	—
Commercial mortgage 1-4 family investor	—	—	—	91,789	91,789	—
Commercial mortgage multifamily	—	—	—	71,129	71,129	—
Total commercial real estate	447	—	—	546,558	547,005	—
Advances to mortgage brokers	—	—	—	39,300	39,300	—
Agricultural
Agricultural mortgage	—	—	—	67,168	67,168	—
Agricultural other	—	—	—	27,828	27,828	—
Total agricultural	—	—	—	94,996	94,996	—
Residential real estate
Senior lien	136	139	404	319,180	319,859	15
Junior lien	—	20	—	7,501	7,521	—
Home equity lines of credit	—	—	—	37,808	37,808	—
Total residential real estate	136	159	404	364,489	365,188	15
Consumer
Secured - direct	19	5	—	37,555	37,579	—
Secured - indirect	192	—	—	55,844	56,036	—
Unsecured	7	—	—	3,280	3,287	—
Total consumer	218	5	—	96,679	96,902	—
Total	$1,319	$321	$519	$1,379,477	$1,381,636	$15

	December 31, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$165	$290	$201	$188,530	$189,186	$—
Unsecured	—	—	—	20,552	20,552	—
Total commercial and industrial	165	290	201	209,082	209,738	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	180,636	180,636	—
Commercial mortgage non-owner occupied	—	—	—	216,292	216,292	—
Commercial mortgage 1-4 family investor	—	—	—	89,208	89,208	—
Commercial mortgage multifamily	—	—	—	78,108	78,108	—
Total commercial real estate	—	—	—	564,244	564,244	—
Advances to mortgage brokers	—	—	—	18,541	18,541	—
Agricultural
Agricultural mortgage	—	—	—	69,044	69,044	—
Agricultural other	—	—	—	30,950	30,950	—
Total agricultural	—	—	—	99,994	99,994	—
Residential real estate
Senior lien	3,188	349	201	309,721	313,459	87
Junior lien	—	—	—	5,945	5,945	—
Home equity lines of credit	—	—	—	37,014	37,014	—
Total residential real estate	3,188	349	201	352,680	356,418	87
Consumer
Secured - direct	3	—	—	37,945	37,948	—
Secured - indirect	181	—	—	59,143	59,324	—
Unsecured	9	—	—	3,247	3,256	—
Total consumer	193	—	—	100,335	100,528	—
Total	$3,546	$639	$402	$1,344,876	$1,349,463	$87

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$4,485	$18,766	$4,279	$5,478	$5,705	$581	$8,354	$—	$47,648
Risk rating 4	20,793	39,115	31,128	18,014	3,171	3,525	29,229	—	144,975
Risk rating 5	3,728	264	385	198	68	84	3,535	—	8,262
Risk rating 6	25	—	2,125	—	180	84	3,214	—	5,628
Risk rating 7	—	115	—	—	156	—	—	—	271
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$29,031	$58,260	$37,917	$23,690	$9,280	$4,274	$44,332	$—	$206,784
Current year-to-date gross charge-offs	$—	$277	$33	$—	$17	$—	$—	$—	$327
Commercial and industrial: Unsecured
Risk ratings 1-3	$350	$1,850	$203	$99	$48	$652	$10,462	$—	$13,664
Risk rating 4	1,863	3,754	2,530	447	423	—	8,735	—	17,752
Risk rating 5	—	—	—	—	—	—	45	—	45
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,213	$5,604	$2,733	$546	$471	$652	$19,242	$—	$31,461
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$1	$—	$9
Commercial real estate: Owner occupied
Risk ratings 1-3	$485	$3,723	$1,625	$12,316	$13,874	$4,129	$—	$—	$36,152
Risk rating 4	8,217	11,906	31,934	37,905	12,163	30,156	1,647	—	133,928
Risk rating 5	199	612	914	193	683	990	372	—	3,963
Risk rating 6	—	823	—	846	—	522	—	—	2,191
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,901	$17,064	$34,473	$51,260	$26,720	$35,797	$2,019	$—	$176,234
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$336	$60	$4,573	$6,363	$645	$1,860	$—	$—	$13,837
Risk rating 4	2,584	31,218	63,152	36,785	10,906	38,463	492	—	183,600
Risk rating 5	—	—	225	5,738	—	3,383	—	—	9,346
Risk rating 6	—	1,018	—	—	52	—	—	—	1,070
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,920	$32,296	$67,950	$48,886	$11,603	$43,706	$492	$—	$207,853
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$372	$283	$1,154	$932	$668	$1,116	$1,367	$—	$5,892
Risk rating 4	5,608	13,056	10,989	29,603	14,656	4,337	6,425	—	84,674
Risk rating 5	—	149	347	74	—	53	—	—	623
Risk rating 6	—	546	—	—	—	54	—	—	600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,980	$14,034	$12,490	$30,609	$15,324	$5,560	$7,792	$—	$91,789
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$3,856	$4,495	$1,983	$557	$1,445	$—	$—	$12,336
Risk rating 4	119	2,539	19,184	10,910	790	21,381	562	—	55,485
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	25	—	3,283	—	—	3,308
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$119	$6,395	$23,679	$12,918	$1,347	$26,109	$562	$—	$71,129
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$39,300	$—	$—	$—	$—	$—	$—	$—	$39,300
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$—	$102	$2,739	$1,109	$2,586	$1,317	$4	$—	$7,857
Risk rating 4	2,034	4,797	11,239	8,639	6,070	9,527	1,343	—	43,649
Risk rating 5	—	1,346	5,292	5,651	298	1,133	820	—	14,540
Risk rating 6	—	—	—	—	—	1,122	—	—	1,122
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,034	$6,245	$19,270	$15,399	$8,954	$13,099	$2,167	$—	$67,168
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$406	$523	$62	$110	$5	$311	$1,813	$—	$3,230
Risk rating 4	1,232	1,455	2,163	2,059	532	75	11,315	—	18,831
Risk rating 5	1,620	47	5	36	499	480	1,843	—	4,530
Risk rating 6	—	472	—	90	—	—	508	—	1,070
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,258	$2,497	$2,230	$2,295	$1,036	$866	$15,646	$—	$27,828
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$15,061	$4,324	$6,188	$6,666	$422	$449	$12,305	$—	$45,415
Risk rating 4	38,680	35,245	22,065	4,523	2,469	1,762	29,826	—	134,570
Risk rating 5	391	2,634	233	305	111	101	1,994	—	5,769
Risk rating 6	—	—	4	207	6	128	2,596	—	2,941
Risk rating 7	465	—	—	24	2	—	—	—	491
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$54,597	$42,203	$28,490	$11,725	$3,010	$2,440	$46,721	$—	$189,186
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$2,200	$259	$129	$71	$96	$707	$1,663	$—	$5,125
Risk rating 4	3,988	3,117	517	470	—	—	7,274	—	15,366
Risk rating 5	—	31	—	—	—	—	30	—	61
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,188	$3,407	$646	$541	$96	$707	$8,967	$—	$20,552
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,592	$1,712	$12,655	$14,228	$761	$3,313	$211	$—	$36,472
Risk rating 4	12,148	33,392	39,406	14,086	13,384	19,942	1,506	—	133,864
Risk rating 5	1,460	727	195	220	3,829	1,761	464	—	8,656
Risk rating 6	—	—	870	234	—	540	—	—	1,644
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,200	$35,831	$53,126	$28,768	$17,974	$25,556	$2,181	$—	$180,636
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$67	$4,383	$6,496	$827	$172	$1,766	$—	$—	$13,711
Risk rating 4	37,906	62,979	37,583	11,534	7,589	32,941	1,650	—	192,182
Risk rating 5	—	—	5,838	—	—	3,478	—	—	9,316
Risk rating 6	1,029	—	—	54	—	—	—	—	1,083
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,002	$67,362	$49,917	$12,415	$7,761	$38,185	$1,650	$—	$216,292
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$286	$1,445	$864	$905	$666	$887	$1,352	$—	$6,405
Risk rating 4	13,492	11,641	30,604	15,124	3,036	3,111	4,538	—	81,546
Risk rating 5	152	354	77	—	55	—	—	—	638
Risk rating 6	555	—	—	—	59	5	—	—	619
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,485	$13,440	$31,545	$16,029	$3,816	$4,003	$5,890	$—	$89,208
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,509	$4,682	$2,053	$568	$—	$1,515	$—	$—	$13,327
Risk rating 4	2,792	19,465	15,981	813	549	21,263	554	—	61,417
Risk rating 5	—	—	—	4	—	—	—	—	4
Risk rating 6	—	—	32	—	—	3,328	—	—	3,360
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,301	$24,147	$18,066	$1,385	$549	$26,106	$554	$—	$78,108
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$18,541	$—	$—	$—	$—	$—	$—	$—	$18,541
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,834	$1,241	$2,786	$604	$964	$94	$—	$8,815
Risk rating 4	5,622	12,903	8,970	5,940	3,926	7,883	566	—	45,810
Risk rating 5	126	4,098	5,886	689	175	60	756	—	11,790
Risk rating 6	842	—	—	—	—	1,749	—	—	2,591
Risk rating 7	—	—	—	—	—	38	—	—	38
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,882	$19,835	$16,097	$9,415	$4,705	$10,694	$1,416	$—	$69,044
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$801	$81	$121	$38	$183	$141	$2,659	$—	$4,024
Risk rating 4	1,830	2,481	2,280	619	146	75	14,405	—	21,836
Risk rating 5	753	8	163	507	—	480	2,731	—	4,642
Risk rating 6	—	—	32	—	—	—	249	—	281
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,384	$2,570	$2,596	$1,164	$329	$696	$20,211	$—	$30,950
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
•Loan performing according to terms.
•If loan is secured, collateral is acceptable, and loan is fully protected.
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
•Negative debt service coverage, however, the credit is well collateralized, and payments are current.
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$22,658	$44,372	$51,695	$77,899	$50,559	$71,830	$—	$—	$319,013
Past due 30-89 days	—	58	—	—	—	217	—	—	275
Past due 90 or more days	—	—	—	—	—	15	—	—	15
Nonaccrual	—	145	123	165	29	94	—	—	556
Total	$22,658	$44,575	$51,818	$78,064	$50,588	$72,156	$—	$—	$319,859
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$2,221	$3,548	$1,040	$106	$101	$485	$—	$—	$7,501
Past due 30-89 days	—	—	—	20	—	—	—	—	20
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,221	$3,548	$1,040	$126	$101	$485	$—	$—	$7,521
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,808	$—	$37,808
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,808	$—	$37,808
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$7,470	$11,562	$8,188	$5,118	$2,737	$2,480	$—	$—	$37,555
Past due 30-89 days	—	—	18	—	—	6	—	—	24
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,470	$11,562	$8,206	$5,118	$2,737	$2,486	$—	$—	$37,579
Current year-to-date gross charge-offs	$—	$63	$—	$—	$27	$2	$—	$—	$92
Consumer: Secured - indirect
Current	$5,364	$26,649	$9,342	$5,852	$4,723	$3,914	$—	$—	$55,844
Past due 30-89 days	55	62	25	44	—	6	—	—	192
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$5,419	$26,711	$9,367	$5,896	$4,723	$3,920	$—	$—	$56,036
Current year-to-date gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$—	$24

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$904	$1,045	$433	$51	$39	$1	$807	$—	$3,280
Past due 30-89 days	—	5	—	1	—	—	1	—	7
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$904	$1,050	$433	$52	$39	$1	$808	$—	$3,287
Current year-to-date gross charge-offs	$223	$11	$21	$—	$—	$1	$—	$—	$256

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$45,878	$52,989	$80,122	$52,648	$23,356	$54,556	$—	$—	$309,549
Past due 30-89 days	—	784	714	123	478	1,438	—	—	3,537
Past due 90 or more days	—	—	—	—	—	87	—	—	87
Nonaccrual	48	—	—	31	—	207	—	—	286
Total	$45,926	$53,773	$80,836	$52,802	$23,834	$56,288	$—	$—	$313,459
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$14,813	$10,037	$6,468	$3,473	$1,682	$1,472	$—	$—	$37,945
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$14,813	$10,037	$6,468	$3,476	$1,682	$1,472	$—	$—	$37,948
Current year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$—	$5

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$30,900	$10,977	$6,887	$5,376	$2,030	$2,973	$—	$—	$59,143
Past due 30-89 days	123	—	—	30	3	25	—	—	181
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$31,023	$10,977	$6,887	$5,406	$2,033	$2,998	$—	$—	$59,324
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Unsecured
Current	$1,576	$740	$144	$86	$7	$—	$694	$—	$3,247
Past due 30-89 days	—	9	—	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,576	$749	$144	$86	$7	$—	$694	$—	$3,256
Current year-to-date gross charge-offs	$172	$—	$6	$—	$—	$4	$—	$—	$182
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30, 2024
	Other-Than-Insignificant Payment Delay		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$2,125	1.03%	$—	0.00%
Agricultural
Agricultural mortgage	1,345	2.00%	60	0.09%
Agricultural other	—	0.00%	507	1.82%
Total	$3,470		$567

	Six Months Ended June 30, 2024
	Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$2,125	1.03%	$11	0.01%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	823	0.47%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	1,345	2.00%	—	0.00%	60	0.09%
Agricultural other	—	0.00%	—	0.00%	507	1.82%
Consumer
Secured - indirect	—	0.00%	2	0.00%	—	0.00%
Total	$4,293		$13		$567

	Three Months Ended June 30, 2023
	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	28	0.04%
Total	$1,034		$28

	Six Months Ended June 30, 2023
	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	0.00%
Agricultural
Agricultural mortgage	232	0.33%	28	0.04%
Agricultural other	34	0.13%	—	0.00%
Residential real estate
Senior lien	5	0.00%	—	0.00%
Total	$1,305		$28
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $642 and $0 in additional funds to be disbursed in connection with modified loans at June 30, 2024 and 2023, respectively, as displayed in the tables above.
The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30
	2024		2023
	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	4 months	N/A	N/A	N/A
Commercial real estate
Commercial mortgage non-owner occupied	N/A	N/A	N/A	3.00
Agricultural
Agricultural mortgage	5 months	0.50	4.50%	1.75
Agricultural other	4 months	0.33	N/A	N/A

	Six Months Ended June 30
	2024		2023
	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	4 months	0.20	N/A	N/A
Commercial real estate
Commercial mortgage owner occupied	7 months	N/A	N/A	N/A
Commercial mortgage non-owner occupied	N/A	N/A	N/A	3.00
Agricultural
Agricultural mortgage	5 months	0.50	4.50%	1.08
Agricultural other	4 months	0.33	N/A	1.00
Residential real estate
Senior lien	N/A	N/A	N/A	2.60
Consumer
Secured - indirect	N/A	1.33	N/A	N/A

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the past 12 months prior to:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$2,136	$—	$—	$—	$2,136
Commercial real estate
Commercial mortgage owner occupied	941	—	—	—	941
Commercial mortgage multifamily	2,947	—	—	—	2,947
Agricultural
Agricultural mortgage	1,405	—	—	—	1,405
Agricultural other	507	—	—	—	507
Consumer
Secured - indirect	2	—	—	—	2
Total	$7,938	$—	$—	$—	$7,938

	June 30, 2023 (1)
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	$—	$—	$—	$1,034
Agricultural
Agricultural mortgage	260	—	—	—	260
Agricultural other	34	—	—	—	34
Residential real estate
Senior lien	—	5	—	—	5
Total	$1,328	$5	$—	$—	$1,333
(1) We adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, therefore, the June 30, 2023 presentation only includes loans since the guidance became effective.
We had no loans that defaulted in the three and six-month periods ended June 30, 2024 and 2023 which were modified within 12 months prior to the default date.

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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.

A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
April 1, 2024	$1,267	$5,903	$265	$4,308	$1,647	$13,390
Charge-offs	(336)	—	—	(9)	(182)	(527)
Recoveries	2	29	—	28	75	134
Credit loss expense	331	(363)	(7)	24	113	98
June 30, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095

	Six Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
January 1, 2024	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(336)	—	—	(10)	(372)	(718)
Recoveries	4	35	2	92	146	279
Credit loss expense	628	(344)	(14)	(67)	223	426
June 30, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095

	Three Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
April 1, 2023	$817	$6,036	$265	$4,113	$1,409	$12,640
Charge-offs	—	—	(4)	—	(88)	(92)
Recoveries	4	10	2	25	54	95
Credit loss expense	1	(78)	1	35	231	190
June 30, 2023	$822	$5,968	$264	$4,173	$1,606	$12,833

	Six Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	—	—	(4)	(2)	(187)	—	(193)
Recoveries	4	20	6	49	126	—	205
Credit loss expense	16	(45)	(68)	(26)	350	—	227
June 30, 2023	$822	$5,968	$264	$4,173	$1,606	$—	$12,833

The following table illustrates the two main components of the ACL as of:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
ACL
Individually evaluated	$137	$349	$84	$—	$—
Collectively evaluated	12,958	13,041	13,024	12,767	12,833
Total	$13,095	$13,390	$13,108	$12,767	$12,833
ACL to gross loans
Individually evaluated	0.01%	0.03%	0.01%	0.00%	0.00%
Collectively evaluated	0.94%	0.95%	0.96%	0.96%	0.96%
Total	0.95%	0.98%	0.97%	0.96%	0.96%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	June 30, 2024		December 31, 2023
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$271	$91	$465	$56
Commercial real estate	—	—	234	28
Agricultural	167	—	181	—
Residential real estate	483	46	203	—
Consumer	—	—	—	—
Total	$921	$137	$1,083	$84
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $921 in collateral dependent loans.

Note 4 – Borrowed Funds
Federal funds purchased and repurchase agreements
Securities sold under repurchase agreements without stated maturity dates, and federal funds purchased generally mature within one to four days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended June 30
	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$44,194	$40,593	3.18%	$39,801	$35,447	1.64%
Federal funds purchased	—	—	0.00%	—	48	6.13%
FRB Discount Window	—	15	5.52%	—	129	5.25%

	Six Months Ended June 30
	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$44,194	$40,607	3.16%	$54,236	$37,565	1.48%
Federal funds purchased	—	1	6.52%	—	26	6.08%
FRB Discount Window	—	8	5.52%	—	65	5.25%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $66,949 and $67,764 at June 30, 2024 and December 31, 2023, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$44,194	3.18%	$46,801	3.11%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2024	December 31 2023
Pledged to secure borrowed funds	$384,023	$391,529
Pledged to secure repurchase agreements	66,949	67,764
Pledged for public deposits and for other purposes necessary or required by law	93,908	84,099
Total	$544,880	$543,392
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2024	December 31 2023
U.S. Treasury	$55,820	$55,623
Mortgage-backed securities	8,634	9,462
Collateralized mortgage obligations	2,495	2,679
Total	$66,949	$67,764

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2024, we had the ability to borrow up to an additional $320,551 without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate due 2024	$45,000	5.57%	$40,000	5.55%
Subordinated notes
We have $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes will initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders.
The following table summarizes our outstanding notes as of:

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(620)		(665)
Total subordinated debt, net	$29,380		$29,335
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Average number of common shares outstanding for basic calculation	7,477,310	7,498,584	7,485,743	7,528,251
Average potential effect of common shares in the Directors Plan (1)	—	38,166	—	43,793
Average potential effect of common shares in the RSP	17,518	30,777	15,694	29,569
Average number of common shares outstanding used to calculate diluted earnings per common share	7,494,828	7,567,527	7,501,437	7,601,613
Net income	$3,481	$4,630	$6,612	$9,951
Earnings per common share
Basic	$0.47	$0.62	$0.88	$1.32
Diluted	0.46	0.61	0.88	1.31
(1) Exclusive of shares held in the Rabbi Trust

Note 6 – Capital Ratios and Shareholders' Equity
As of June 30, 2024 and December 31, 2023, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios as of:

	June 30, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$174,164	11.90%	$102,453	7.00%	$95,135	6.50%
Consolidated	181,602	12.37%	102,821	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	174,164	11.90%	124,407	8.50%	117,089	8.00%
Consolidated	181,602	12.37%	124,854	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	187,710	12.83%	153,679	10.50%	146,361	10.00%
Consolidated	224,527	15.29%	154,232	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	174,164	8.49%	82,024	4.00%	102,530	5.00%
Consolidated	181,602	8.83%	82,245	4.00%	N/A	N/A

	December 31, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$178,316	12.48%	$100,043	7.00%	$92,897	6.50%
Consolidated	180,014	12.54%	100,449	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	178,316	12.48%	121,481	8.50%	114,335	8.00%
Consolidated	180,014	12.54%	121,973	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	191,739	13.42%	150,065	10.50%	142,919	10.00%
Consolidated	222,772	15.52%	150,673	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	178,316	8.71%	81,935	4.00%	102,419	5.00%
Consolidated	180,014	8.76%	82,154	4.00%	N/A	N/A
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At June 30, 2024, the Bank exceeded all minimum capital requirements.

The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2024			2023
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, April 1	$(27,493)	$(697)	$(28,190)	$(28,948)	$(1,366)	$(30,314)
OCI before reclassifications	703	—	703	(7,638)	—	(7,638)
Amounts reclassified from AOCI	—	—	—	(66)	—	(66)
Subtotal	703	—	703	(7,704)	—	(7,704)
Tax effect	(149)	—	(149)	1,601	—	1,601
OCI, net of tax	554	—	554	(6,103)	—	(6,103)
Balance, June 30	$(26,939)	$(697)	$(27,636)	$(35,051)	$(1,366)	$(36,417)

	Six Months Ended June 30
	2024			2023
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(25,199)	$(697)	$(25,896)	$(35,828)	$(1,366)	$(37,194)
OCI before reclassifications	(2,223)	—	(2,223)	972	—	972
Amounts reclassified from AOCI	—	—	—	(67)	—	(67)
Subtotal	(2,223)	—	(2,223)	905	—	905
Tax effect	483	—	483	(128)	—	(128)
OCI, net of tax	(1,740)	—	(1,740)	777	—	777
Balance, June 30	$(26,939)	$(697)	$(27,636)	$(35,051)	$(1,366)	$(36,417)
Included in OCI for the three and six-month periods ended June 30, 2024 and 2023 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2024			2023
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(5)	$708	$703	$(79)	$(7,559)	$(7,638)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(66)	(66)
Net unrealized gains (losses)	(5)	708	703	(79)	(7,625)	(7,704)
Tax effect	—	(149)	(149)	—	1,601	1,601
Unrealized gains (losses), net of tax	$(5)	$559	$554	$(79)	$(6,024)	$(6,103)

	Six Months Ended June 30
	2024			2023
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$77	$(2,300)	$(2,223)	$295	$677	$972
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(67)	(67)
Net unrealized gains (losses)	77	(2,300)	(2,223)	295	610	905
Tax effect	—	483	483	—	(128)	(128)
Unrealized gains (losses), net of tax	$77	$(1,817)	$(1,740)	$295	$482	$777
Note 7 – Fair Value
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
The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

	June 30, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$921	Real Estate	25%	25%
		Equipment	30% - 40%	35%

	December 31, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$1,083	Real Estate	20%	20%
		Equipment	25% - 35%	33%
		Accounts receivable	25%	25%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$23,559	$23,559	$23,559	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	637	645	—	645	—

Gross loans	1,381,636	1,312,082	—	—	1,312,082
Less allowance for credit losses	13,095	13,095	—	—	13,095
Net loans	1,368,541	1,298,987	—	—	1,298,987
Accrued interest receivable	7,859	7,859	7,859	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,338	3,039	—	3,039	—
LIABILITIES
Deposits without stated maturities	1,353,850	1,353,850	1,353,850	—	—
Deposits with stated maturities	368,449	363,775	—	363,775	—
Federal funds purchased and repurchase agreements	44,194	44,108	—	44,108	—
FHLB advances	45,000	45,001	—	45,001	—
Subordinated debt, net of unamortized issuance costs	29,380	26,203	—	26,203	—
Accrued interest payable	915	915	915	—	—

	December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	—	—	—	—	—

Gross loans	1,349,463	1,292,458	—	—	1,292,458
Less allowance for credit losses	13,108	13,108	—	—	13,108
Net loans	1,336,355	1,279,350	—	—	1,279,350
Accrued interest receivable	8,167	8,167	8,167	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,422	3,164	—	3,164	—
LIABILITIES
Deposits without stated maturities	1,377,321	1,377,321	1,377,321	—	—
Deposits with stated maturities	346,374	341,489	—	341,489	—
Federal funds purchased and repurchase agreements	46,801	46,704	—	46,704	—
FHLB advances	40,000	40,000	—	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	26,146	—	26,146	—
Accrued interest payable	890	890	890	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$215,333	$—	$215,333	$—	$214,801	$—	$214,801	$—
States and political subdivisions	83,051	—	83,051	—	92,876	—	92,876	—
Auction rate money market preferred	3,008	—	3,008	—	2,931	—	2,931	—
Mortgage-backed securities	29,541	—	29,541	—	32,815	—	32,815	—
Collateralized mortgage obligations	167,709	—	167,709	—	177,775	—	177,775	—
Corporate	7,004	—	7,004	—	6,950	—	6,950	—
Total AFS securities	505,646	—	505,646	—	528,148	—	528,148	—
Nonrecurring items
Collateral dependent (net of ACL)	921	—	—	921	1,083	—	—	1,083
Foreclosed assets	629	—	—	629	406	—	—	406
Total	$507,196	$—	$505,646	$1,550	$529,637	$—	$528,148	$1,489
Percent of assets and liabilities measured at fair value		0.00%	99.69%	0.31%		0.00%	99.72%	0.28%
We recorded an impairment related to foreclosed assets of $0 through earnings for the three and six month periods ended June 30, 2024 and $9 for the three and six month periods ended June 30, 2023 We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2024. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
(Dollars in thousands except per share amounts)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three months ended June 30, 2024 and 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Comparison of Operating Results for the three and six months ended June 30, 2024, and 2023, unless otherwise noted
For the three months ended June 30, 2024, we reported net income of $3,481 and earnings per share of $0.47. Net income and earnings per share for the same period of 2023 were $4,630 and $0.62, respectively. For the six months ended June 30, 2024, net income was $6,612 and earnings per share was $0.88. Net income and earnings per share for the same period of 2023 were $9,951 and $1.32, respectively. The decrease in net income in both comparative periods is principally due to a lower NIM as our interest earning assets have not repriced as quickly as our interest bearing liabilities in the current interest rate cycle.
During the second quarter of 2024, net interest income was $13,550, as compared with $14,679 in the same quarter of 2023. Our yield on interest earning assets (FTE) was 2.83% for the three months ended June 30, 2024, as compared to 3.11% for the three months ended June 30, 2023. The book yield from securities was 2.23% and 2.26% during the second quarter of 2024 and 2023, respectively. The yield includes the effect of the investment of excess cash in shorter term U.S. Treasury securities following the COVID pandemic in 2021 and 2022. The weighted average maturity of our U.S. Treasury portfolio is approximately 2 years. Our yield on loans expanded to 5.49% in the second quarter 2024, up from 4.90% in the same quarter of 2023. Loan yields continued to expand due to higher rates on new loans and the repricing of fixed rate commercial loans to variable rates. At the end of the second quarter 2024, approximately 44% of commercial loans are fixed at rates that are lower than current market rates but will contractually reprice to variable rates over the next 3 to 5 years. Our cost of interest bearing liabilities increased to 2.37% from 1.41% in the second quarter 2023 due to several interest rate hikes throughout 2023 and the associated remix from noninterest bearing deposits into higher tier money market and certificate of deposit accounts. While we have experienced a downward trend in our NIM for the past several quarters, the second quarter 2024 marks a reversal as NIM expanded five basis points over the first quarter 2024.
For the first six months of 2024, net interest income was $26,792 compared with $30,030 in the same period of 2023. The comparison of NIM and yield on interest earning assets for the respective six month periods of 2024 and 2023 were 2.80% and 3.17%, and 4.52% and 4.00%. The yield on loans expanded to 5.42%, up from 4.80%, and our cost of interest bearing liabilities increased to 2.32% from 1.18% for the six months of 2024 and 2023, respectively. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.
The provision for credit losses was $170 in the second quarter of 2024 and $196 for the same period in 2023. The provision for the current year quarter reflects growth in residential loans and a $72,000 increase due to higher unfunded commitments. For the first half of 2024, provision for credit losses was $562 and $237 in the same period of 2023. The increase is primarily driven by loan growth. The ratio of net charge-offs to total loans was near zero for the second quarter of 2024 and year-to-date June 30, 2024 as well in the same comparative periods of 2023. Net charge-offs have been at historic lows for the past five years, which we believe is due to our disciplined underwriting standards.
Noninterest income for the three months ended June 30, 2024 and 2023 was $3,608 and $3,604, respectively. Wealth management fees grew $67, or 6.8%, due to an increase in new accounts and higher market valuations. Customer service fees increased $81 compared to the same quarter of 2023 based on a higher number of transaction accounts. A decline in other income of $182, related to a few one-time items recorded in 2023, offset this growth. For the first half of 2024, noninterest income was $7,076, compared to $6,897 in the same period of 2023. The reasons for the increase in income for the six month comparison are the same as the three month comparison.
Noninterest expenses for the three-month period ended June 30, 2024 increased $356, or 2.8%, in comparison to the same period in 2023. Annual merit increases and medical claim adjustments totaling $190 led to a $409 increase in compensation and benefits expenses. Higher card usage drove a $78 increase in ATM and debit card expenses. For the first half of 2024, noninterest expense was $25,571, compared to $24,737 in the period of 2023. The reasons for the increase in expense for the six month comparison are the same as the three month comparison. Our year-to-date efficiency ratio is 74.37% in 2024 compared to 66.12% in 2023, which primarily reflects lower NIM and a relatively stable base of noninterest expense.

Financial Condition (June 30, 2024 to December 31, 2023 comparison)
Total assets remained steady at $2,060,139 as of June 30, 2024. Loan growth during the year was offset by lower cash and security balances and was primarily funded by security amortization and FHLB advances.
Our AFS securities portfolio totaled $505,646 at June 30, 2024, declining $22,502 due to municipal maturities and principal paydowns on mortgage-related securities. Net unrealized losses at June 30, 2024 totaled $34,049, or 6.31%, of the portfolio. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. Our bond portfolio has a very short remaining life with $220,000 of the U.S. Treasury portfolio maturing by the end of 2026. The $178,424 Collateral Mortgage Obligation portfolio has a projected weighted-average life of 3.4 years and most bonds are bulleted in structure. Over half of the tax-exempt municipal portfolio will mature over the next five years.
Loans outstanding as of June 30, 2024 totaled $1,381,636. Since December 31, 2023, gross loans have increased $32,173 as a result of growth in the residential real estate portfolio due to the slowing of prepayments on steady new volume. Additional loan growth came from increased participation in advances to mortgage brokers.
The ACL was $13,095 at June 30, 2024, relatively unchanged from $13,108 at December 31, 2023. A decline in commercial real estate loans and changes in reserves related to loans individually evaluated led to fluctuations in the allocation of the reserve. Nonaccrual loans remained flat when compared to December 31, 2023 at $994. Past due accounts between 30 to 89 days as a percentage of total loans was 0.12% at June 30, 2024, compared to 0.31% at year-end 2023. Overall, credit quality remains strong, and there are no negative trends.
Total deposits decreased $1,396 since December 31, 2023, to $1,722,299 at the end of the second quarter 2024. Consumer demand for retail CDs continues based on the rate environment, resulting in a $22,075 increase in the balance during the first half of 2024. Interest bearing demand deposits increased $17,592, while demand deposits declined $16,312.
Total equity was $202,249 at June 30, 2024 compared to $202,402 at year-end 2023. Our tangible book value per share was $20.60 as of June 30, 2024, compared to $20.59 on December 31, 2023. Net unrealized losses on AFS securities reduced tangible book value per share by $3.60 and $3.37 for the respective periods.
We continue to have robust liquidity levels and capital. As of June 30, 2024, we had $754,110 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.83%, Tier 1 risk-based capital was 12.37%, and Total risk-based capital was 15.29%.
Reclassifications
Certain amounts reported in the interim 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation.
Subsequent Events
We evaluated subsequent events after June 30, 2024 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2024 and the date our interim condensed consolidated financial statements were issued.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of, and for the:

	Three Months Ended					Six Months Ended
	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023	June 30 2024	June 30 2023
PER SHARE
Basic earnings	$0.47	$0.42	$0.51	$0.59	$0.62	$0.88	$1.32
Diluted earnings	0.46	0.42	0.51	0.58	0.61	0.88	1.31
Dividends	0.28	0.28	0.28	0.28	0.28	0.56	0.56
Book value (1)	27.06	26.80	27.04	24.71	25.13	27.06	25.13
Tangible book value (1)	20.60	20.35	20.59	18.27	18.69	20.60	18.69
Market price (1)	18.20	19.40	21.50	21.05	20.50	18.20	20.50
PERFORMANCE RATIOS
Return on average total assets	0.67%	0.61%	0.74%	0.86%	0.91%	0.64%	0.97%
Return on average shareholders' equity	6.94%	6.16%	8.05%	9.24%	9.47%	6.54%	10.39%
Return on average tangible shareholders' equity	9.14%	8.07%	10.82%	12.37%	12.58%	8.60%	13.89%
Net interest margin yield (FTE) (2)	2.83%	2.78%	2.85%	3.02%	3.11%	2.80%	3.17%
Efficiency ratio (2)	73.93%	74.84%	68.41%	70.56%	67.90%	74.37%	66.12%
Net loan to deposit ratio (1)	79.46%	74.46%	77.53%	74.71%	77.06%	79.46%	77.06%
Shareholders' equity to total assets (1)	9.82%	9.75%	9.83%	8.74%	9.23%	9.82%	9.23%
Tangible shareholders' equity to tangible assets (1)	7.65%	7.58%	7.66%	6.61%	7.03%	7.65%	7.03%
FINANCIAL DATA (in millions)
Total assets (1)	2,060	2,058	2,059	2,118	2,042	2,060	2,042
AFS securities (1)	506	518	528	517	530	506	530
Gross loans (1)	1,382	1,366	1,349	1,335	1,334	1,382	1,334
ACL (1)	13	13	13	13	13	13	13
Deposits (1)	1,722	1,768	1,724	1,769	1,715	1,722	1,715
Borrowed funds (1)	119	72	116	147	121	119	121
Shareholders' equity (1)	202	201	202	185	188	202	188
Wealth assets under management (1)	648	661	641	591	594	648	594
Net income	3	3	4	4	5	7	10
Interest income	22	21	21	20	19	43	38
Interest expense	9	8	7	6	5	17	8
Net interest income	14	13	14	14	15	27	30
Provision for credit losses	—	—	1	—	—	1	—
Noninterest income	4	3	4	3	4	7	7
Noninterest expenses	13	13	12	13	13	26	25
(1) At end of period
(2) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21%. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB restricted equity holdings are included in other interest earning assets.

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,375,523	$18,863	5.49%	$1,348,749	$18,057	5.36%	$1,300,593	$15,931	4.90%
AFS securities (2)	545,827	3,041	2.23%	557,030	3,130	2.25%	583,652	3,302	2.26%
FHLB stock	12,762	158	4.95%	12,762	146	4.58%	12,762	71	2.23%
Fed funds sold	7	—	5.48%	7	—	5.69%	4	—	4.70%
Other (3)	14,054	263	7.49%	25,210	293	4.65%	24,902	446	7.16%
Total interest earning assets	1,948,173	22,325	4.58%	1,943,758	21,626	4.45%	1,921,913	19,750	4.11%
NONEARNING ASSETS
Allowance for credit losses	(13,431)			(13,100)			(12,759)
Cash and demand deposits due from banks	23,931			24,018			24,807
Premises and equipment	27,999			28,022			26,401
Other assets	80,539			84,059			80,374
Total assets	$2,067,211			$2,066,757			$2,040,736
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$342,931	$334	0.39%	$345,842	$413	0.48%	$348,341	$194	0.22%
Savings	613,601	3,321	2.16%	633,904	3,333	2.10%	628,673	1,849	1.18%
Certificates of deposit	366,440	3,658	3.99%	357,541	3,417	3.82%	303,117	2,066	2.73%
Federal funds purchased and repurchase agreements	40,593	321	3.16%	40,623	321	3.16%	35,495	171	1.93%
FHLB advances	45,510	638	5.61%	27,692	388	5.60%	20,404	270	5.29%
Subordinated debt, net of unamortized issuance costs	29,365	266	3.62%	29,342	266	3.63%	29,275	266	3.63%
Total interest bearing liabilities	1,438,440	8,538	2.37%	1,434,944	8,138	2.27%	1,365,305	4,816	1.41%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	411,282			412,228			462,953
Other liabilities	16,755			16,151			16,906
Shareholders’ equity	200,734			203,434			195,572
Total liabilities and shareholders’ equity	$2,067,211			$2,066,757			$2,040,736
Net interest income (FTE)		$13,787			$13,488			$14,934
Net yield on interest earning assets (FTE) (4)			2.83%			2.78%			3.11%
(1) Includes loans HFS and nonaccrual loans
(2) Average balances for AFS securities are based on amortized cost
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,362,135	$36,920	5.42%	$1,284,520	$30,820	4.80%
AFS securities (2)	551,429	6,171	2.24%	597,313	6,794	2.27%
FHLB stock	12,762	304	4.76%	12,762	135	2.12%
Fed funds sold	7	—	5.58%	10	—	4.77%
Other (3)	19,632	556	5.66%	36,297	868	4.78%
Total interest earning assets	1,945,965	43,951	4.52%	1,930,902	38,617	4.00%
NONEARNING ASSETS
Allowance for credit losses	(13,264)			(12,709)
Cash and demand deposits due from banks	23,974			24,918
Premises and equipment	28,010			26,132
Other assets	82,302			75,746
Total assets	$2,066,987			$2,044,989
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$344,386	$747	0.43%	$363,942	$340	0.19%
Savings	623,753	6,654	2.13%	637,281	3,315	1.04%
Certificates of deposit	361,990	7,075	3.91%	285,389	3,283	2.30%
Federal funds purchased and repurchase agreements	40,616	642	3.16%	37,656	320	1.70%
FHLB advances	36,593	1,026	5.61%	10,193	270	5.30%
Subordinated debt, net of unamortized issuance costs	29,354	532	3.62%	29,264	532	3.64%
Total interest bearing liabilities	1,436,692	16,676	2.32%	1,363,725	8,060	1.18%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	411,756			474,656
Other liabilities	16,445			15,005
Shareholders’ equity	202,094			191,603
Total liabilities and shareholders’ equity	$2,066,987			$2,044,989
Net interest income (FTE)		$27,275			$30,557
Net yield on interest earning assets (FTE) (4)			2.80%			3.17%
(1) Includes loans HFS and nonaccrual loans
(2) Average balances for AFS securities are based on amortized cost
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

Loans
The following table displays loan balances as of:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Commercial and industrial	$238,245	$226,281	$209,738	$195,814	$194,914	21.15%	223.93%
Commercial real estate	547,005	561,123	564,244	566,639	564,254	(10.06)%	27.18%
Advances to mortgage brokers	39,300	29,688	18,541	24,807	39,099	129.51%	(6.11)%
Agricultural	94,996	93,695	99,994	99,233	96,689	5.55%	(10.00)%
Residential real estate	365,188	356,658	356,418	348,196	343,474	9.57%	4.92%
Consumer	96,902	98,063	100,528	99,985	95,972	(4.74)%	(7.21)%
Total	$1,381,636	$1,365,508	$1,349,463	$1,334,674	$1,334,402	4.72%	4.77%
Deposits
The following table displays deposit balances as of:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Noninterest bearing demand deposits	$412,193	$413,272	$428,505	$445,043	$458,845	(1.04)%	(7.61)%
Interest bearing demand deposits	338,329	349,401	320,737	363,558	335,922	(12.68)%	10.97%
Savings	603,328	639,491	628,079	628,795	606,644	(22.62)%	(7.88)%
Certificates of deposit	368,449	366,143	346,374	332,078	313,537	2.52%	12.75%
Total	$1,722,299	$1,768,307	$1,723,695	$1,769,474	$1,714,948	(10.41)%	(0.16)%

Asset Quality Analysis
The following table outlines our quarter-to-date asset quality analysis as of, and for the three-month periods ended:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
NONPERFORMING ASSETS
Commercial and industrial	$271	$567	$491	$17	$17
Commercial real estate	—	234	—	—	—
Agricultural	167	189	205	208	218
Residential real estate	556	293	286	295	179
Consumer	—	—	—	—	—
Total nonaccrual loans	994	1,283	982	520	414
Accruing loans past due 90 days or more	15	—	87	—	133
Total nonperforming loans	1,009	1,283	1,069	520	547
Foreclosed assets	629	579	406	509	405
Debt securities	12	12	12	77	77
Total nonperforming assets	$1,650	$1,874	$1,487	$1,106	$1,029
Nonperforming loans to gross loans	0.07%	0.09%	0.08%	0.04%	0.04%
Nonperforming assets to total assets	0.08%	0.09%	0.07%	0.05%	0.05%
ACL as a % of nonaccrual loans	1,317.40%	1,043.65%	1,334.83%	2,455.19%	3,099.76%
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$13,390	$13,108	$12,767	$12,833	$12,640
Charge-offs	527	191	452	179	92
Recoveries	134	145	71	433	95
Net loan charge-offs (recoveries)	393	46	381	(254)	(3)
Provision for credit losses - loans	98	328	722	(320)	190
Allowance at end of period	$13,095	$13,390	$13,108	$12,767	$12,833
ACL to gross loans	0.95%	0.98%	0.97%	0.96%	0.96%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$334	$(2)	$242	$(41)	$(4)
Commercial real estate	(29)	(6)	(3)	(3)	(10)
Agricultural	—	(2)	(6)	—	2
Residential real estate	(19)	(63)	(14)	(266)	(25)
Consumer	107	119	162	56	34
Total	$393	$46	$381	$(254)	$(3)
Net (recoveries) charge-offs (Quarter to Date annualized to average loans)	0.03%	0.00%	0.03%	(0.02)%	0.00%
Net (recoveries) charge-offs (Year to Date annualized to average loans)	0.12%	0.00%	0.03%	(0.02)%	0.00%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$1,484	$7,938	$3,895	$715	$3,132
Accruing loans past due 90 days or more	15	—	87	—	133
Total accruing past due loans	1,499	7,938	3,982	715	3,265
Nonaccrual loans	994	1,283	982	520	414
Total past due and nonaccrual loans	$2,493	$9,221	$4,964	$1,235	$3,679

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 43,980 shares or $840 of common stock during the first six months of 2024, as compared to 37,983 shares or $846 of common stock during the same period in 2023. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $279 and $428 during the six-month periods ended June 30, 2024 and 2023, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $45 during the first six months of 2024, as compared to $128 during the same period in 2023.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 72,093 shares or $1,402 of common stock during the first six months of 2024 and 100,578 shares or $2,409 during the first six months of 2023. As of June 30, 2024, we were authorized to repurchase up to an additional 198,713 shares of common stock.
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
The following table sets forth our ratios as of:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
Common equity tier 1 capital	12.37%	12.36%	12.54%	12.43%	12.39%
Tier 1 capital	12.37%	12.36%	12.54%	12.43%	12.39%
Total capital	15.29%	15.31%	15.52%	15.39%	15.37%
Tier 1 leverage	8.83%	8.80%	8.76%	8.77%	8.70%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $339,911, or 16.50% of assets, as of June 30, 2024, compared to $381,417, or 18.52%, as of December 31, 2023. The decrease in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2024, we had available lines of credit of $320,551.

The frequency and complexity of our liquidity stress testing has increased due to economic uncertainty and changes within the interest rate and economic environment. Our liquidity position remained strong at June 30, 2024, which is illustrated in the following table:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
Total cash and cash equivalents	$23,559	$25,218	$33,672	$115,879	$29,880
Brokered CD capacity	120,000	120,000	120,000	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000	93,000	73,000	93,000
FHLB borrowings	194,403	248,624	211,860	182,125	186,284
FRB Discount Window	28,148	28,083	28,220	27,785	27,927
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	320,551	374,707	338,080	287,910	312,211
Unencumbered lendable value of FRB collateral, estimated (1)	290,000	310,000	320,000	320,000	360,000
Total cash and liquidity	$754,110	$829,925	$811,752	$843,789	$822,091
Uninsured deposits	$623,245	$658,564	$600,381	$615,633	$566,694
Coverage ratio of uninsured deposits with total cash and liquidity	121%	126%	135%	137%	145%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $210,000 as of June 30, 2024.
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
For further information regarding fair value measurements see “Note 7 – Fair Value” of our interim condensed consolidated financial statements.
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

The following table summarizes our interest rate sensitivity for 12 and 24 months as of June 30, 2024. The results displayed in the table reflect the modeling of immediate shifts in the yield curve and a flat balance sheet and may not reflect actual or expected changes.

	June 30, 2024
	12 Months				24 Months
Immediate basis point change assumption (short-term)	- 200	- 100	+ 100	+ 200	- 200	- 100	+ 100	+ 200
Percent change in net interest income vs. constant rate	0.11%	0.24%	(0.18)%	(0.36)%	1.32%	1.04%	(1.25)%	(2.67)%
Gap analysis, the secondary method to measure IRR, measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans may have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of home sales, and the overall availability of credit in the marketplace. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.
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

Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Quarterly Report on Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names.
The following table provides more detailed analysis, and reconciliation for, our non-GAAP financial measures.

		Three Months Ended					Six Months Ended
		June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023	June 30 2024	June 30 2023
Noninterest expenses		$12,895	$12,676	$11,915	$12,658	$12,539	$25,571	$24,737
Amortization of acquisition intangibles		1	—	1	—	1	1	2
Core noninterest expense	(A)	$12,894	$12,676	$11,914	$12,658	$12,538	$25,570	$24,735

Net interest income		$13,550	$13,242	$13,612	$14,302	$14,679	$26,792	$30,030
Tax equivalent adjustment for net interest margin		237	246	246	250	255	483	527
Net interest income (FTE)	(B)	13,787	13,488	13,858	14,552	14,934	27,275	30,557
Noninterest income		3,608	3,468	3,516	3,414	3,604	7,076	6,897
Tax equivalent adjustment for efficiency ratio		53	51	50	48	47	104	95
Core revenue (FTE)		17,448	17,007	17,424	18,014	18,585	34,455	37,549
Nonrecurring items
Net gains on sale of AFS securities		—	—	—	—	66	—	67
Net gains (losses) on foreclosed assets		6	69	8	75	53	75	75
Total nonrecurring items		6	69	8	75	119	75	142
Adjusted core revenue	(C)	$17,442	$16,938	$17,416	$17,939	$18,466	$34,380	$37,407
Efficiency ratio	(A/C)	73.93%	74.84%	68.41%	70.56%	67.90%	74.37%	66.12%
Average earning assets	(D)	1,948,173	1,943,758	1,943,937	1,927,906	1,921,913	1,945,965	1,930,902
Net yield on interest earning assets (FTE)	(B/D)	2.83%	2.78%	2.85%	3.02%	3.11%	2.80%	3.17%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information for the three-month period ended June 30, 2024, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
March 31, 2024				234,322
April 1 - 30	25,857	$18.60	25,857	208,465
May 1 - 31	4,448	18.44	4,448	204,017
June 1 - 30	5,304	18.67	5,304	198,713
June 30, 2024	35,609	$18.59	35,609	198,713
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended June 30, 2024, none of the Corporation’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

Isabella Bank Corporation

Date:	August 12, 2024	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)