Form 10-Q
period 2024-09-30
ISABELLA BANK Corp
filed 2024-11-14
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,435,398 as of November 12, 2024.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2024	December 31 2023
ASSETS
Cash and demand deposits due from banks	$27,019	$25,628
Fed Funds sold and interest bearing balances due from banks	359	8,044
Total cash and cash equivalents	27,378	33,672

AFS securities, at fair value	506,806	528,148
FHLB stock	12,762	12,762
Mortgage loans HFS	504	—

Loans	1,424,283	1,349,463
Less allowance for credit losses	12,635	13,108
Net loans	1,411,648	1,336,355

Premises and equipment	27,674	27,639
BOLI policies	34,625	33,892
Goodwill and other intangible assets	48,283	48,284
Other assets	37,221	38,216
Total assets	$2,106,901	$2,058,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$421,493	$428,505
Interest bearing demand deposits	376,592	320,737
Savings	600,150	628,079
Certificates of deposit	383,597	346,374
Total deposits	1,781,832	1,723,695
Short-term borrowings	52,434	46,801
FHLB advances	15,000	40,000
Subordinated debt, net of unamortized issuance costs	29,402	29,335
Total borrowed funds	96,836	116,136

Other liabilities	15,248	16,735
Total liabilities	1,893,916	1,856,566
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized: issued and outstanding 7,438,720 shares in 2024 and 7,485,889 shares in 2023	125,218	127,323
Shares to be issued for deferred compensation obligations	3,981	3,693
Retained earnings	101,065	97,282
Accumulated other comprehensive income (loss)	(17,279)	(25,896)
Total shareholders’ equity	212,985	202,402
Total liabilities and shareholders' equity	$2,106,901	$2,058,968

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest income
Loans	$20,230	$17,270	$57,150	$48,090
AFS securities	2,749	2,963	8,437	9,230
FHLB stock	168	91	472	226
Federal funds sold and other	194	161	750	1,029
Total interest income	23,341	20,485	66,809	58,575
Interest expense
Deposits	7,631	5,015	22,107	11,953
Short-term borrowings	384	284	1,026	604
FHLB advances	571	617	1,597	887
Subordinated debt, net of unamortized issuance costs	267	267	799	799
Total interest expense	8,853	6,183	25,529	14,243
Net interest income	14,488	14,302	41,280	44,332
Provision for credit losses	946	(292)	1,508	(55)
Net interest income after provision for credit losses	13,542	14,594	39,772	44,387
Noninterest income
Service charges and fees	2,159	2,060	6,333	6,085
Wealth management fees	1,003	858	2,990	2,625
Earnings on BOLI policies	252	229	748	681
Net gain on sale of mortgage loans	37	109	138	232
Other	77	158	395	688
Total noninterest income	3,528	3,414	10,604	10,311
Noninterest expenses
Compensation and benefits	7,251	6,639	21,236	19,789
Occupancy and equipment	2,645	2,535	7,970	7,743
Other professional services	588	672	1,628	1,764
ATM and debit card fees	503	471	1,459	1,280
FDIC insurance premiums	291	228	823	689
Other	1,950	2,113	5,683	6,130
Total noninterest expenses	13,228	12,658	38,799	37,395
Income before income tax expense	3,842	5,350	11,577	17,303
Income tax expense	561	937	1,684	2,939
Net income	$3,281	$4,413	$9,893	$14,364
Earnings per common share
Basic	$0.44	$0.59	$1.32	$1.91
Diluted	0.44	0.58	1.32	1.89
Cash dividends per common share	0.28	0.28	0.84	0.84

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net income	$3,281	$4,413	$9,893	$14,364
Unrealized gains (losses) on AFS securities	13,081	(6,708)	10,858	(5,736)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	(67)
Tax effect (1)	(2,724)	1,394	(2,241)	1,266
Unrealized gains (losses) on AFS securities, net of tax	10,357	(5,314)	8,617	(4,537)
Comprehensive income (loss)	$13,638	$(901)	$18,510	$9,827
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
July 1, 2023	7,496,826	$126,278	$5,395	$93,175	$(36,417)	$188,431
Comprehensive income (loss)	—	—	—	4,413	(5,314)	(901)
Issuance of common stock	17,473	362	—	—	—	362
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,803	(1,803)	—	—	—
Share-based payment awards under the Directors Plan	—	—	49	—	—	49
Share-based compensation expense recognized in earnings under the RSP	—	91	—	—	—	91
Common stock purchased for deferred compensation obligations	—	(357)	—	—	—	(357)
Common stock repurchased	(23,742)	(497)	—	—	—	(497)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,055)	—	(2,055)
September 30, 2023	7,490,557	$127,680	$3,641	$95,533	$(41,731)	$185,123

July 1, 2024	7,474,016	$126,126	$3,951	$99,808	$(27,636)	$202,249
Comprehensive income (loss)	—	—	—	3,281	10,357	13,638
Issuance of common stock	17,580	350	—	—	—	350
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	23	(23)	—	—	—
Share-based payment awards under the Directors Plan	—	—	53	—	—	53
Share-based compensation expense recognized in earnings under the RSP	—	26	—	—	—	26
Common stock purchased for deferred compensation obligations	—	(290)	—	—	—	(290)
Common stock repurchased	(52,876)	(1,017)	—	—	—	(1,017)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,024)	—	(2,024)
September 30, 2024	7,438,720	$125,218	$3,981	$101,065	$(17,279)	$212,985

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) continued
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
January 1, 2023	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	14,364	(4,537)	9,827
Issuance of common stock	55,456	1,208	—	—	—	1,208
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,841	(1,841)	—	—	—
Share-based payment awards under the Directors Plan	—	—	477	—	—	477
Share-based compensation expense recognized in earnings under the RSP	—	219	—	—	—	219
Common stock purchased for deferred compensation obligations	—	(1,333)	—	—	—	(1,333)
Common stock repurchased	(124,320)	(2,906)	—	—	—	(2,906)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,162)	—	(6,162)
September 30, 2023	7,490,557	$127,680	$3,641	$95,533	$(41,731)	$185,123

January 1, 2024	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	9,893	8,617	18,510
Issuance of common stock	61,560	1,190	—	—	—	1,190
Issuance of common stock for vested shares under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	44	(44)	—	—	—
Share-based payment awards under the Directors Plan	—	—	332	—	—	332
Share-based compensation expense recognized in earnings under the RSP	—	71	—	—	—	71
Common stock purchased for deferred compensation obligations	—	(991)	—	—	—	(991)
Common stock repurchased	(124,969)	(2,419)	—	—	—	(2,419)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,110)	—	(6,110)
September 30, 2024	7,438,720	$125,218	$3,981	$101,065	$(17,279)	$212,985

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2024	2023
OPERATING ACTIVITIES
Net income	$9,893	$14,364
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	1,508	(55)
Depreciation	1,555	1,482
Net amortization of AFS securities	1,017	1,120
Increase in cash value of BOLI policies, net of expenses	(733)	(666)
Share-based payment awards	403	696
Origination of loans HFS	(6,168)	(6,972)
Proceeds from loan sales	5,802	7,478
Net changes in:
Other assets	(1,033)	1,481
Other liabilities	270	(151)
Net cash provided by (used in) operating activities	12,514	18,777
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of AFS securities	31,183	62,894
Purchases of AFS securities	—	(6,166)
Net loan principal (originations) collections	(77,151)	(70,614)
Purchases of premises and equipment	(1,590)	(2,889)
Funding of low income housing tax credit investments	(1,690)	(612)
Net cash provided by (used in) investing activities	(49,248)	(17,387)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	58,137	25,199
Net increase (decrease) in short-term borrowings	5,633	(5,441)
Net increase (decrease) in FHLB advances	(25,000)	65,000
Cash dividends paid on common stock	(6,110)	(6,162)
Proceeds from issuance of common stock	1,190	1,208
Common stock repurchased	(2,419)	(2,906)
Common stock purchased for deferred compensation obligations	(991)	(1,333)
Net cash provided by (used in) financing activities	30,440	75,565
Increase (decrease) in cash and cash equivalents	(6,294)	76,955
Cash and cash equivalents at beginning of period	33,672	38,924
Cash and cash equivalents at end of period	$27,378	$115,879
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$25,203	$13,442
Income taxes paid	1,800	2,250
SUPPLEMENTAL NONCASH INFORMATION:
Investment in low income housing tax credits	—	5,000
Transfers of loans to foreclosed assets	350	341

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Certain amounts reported in the interim 2023 consolidated financial statements have been reclassified to conform with the 2024 presentation. Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,909	$—	$10,080	$220,829
States and political subdivisions	85,599	61	2,761	82,899
Auction rate money market preferred	3,200	—	83	3,117
Mortgage-backed securities	30,577	—	1,622	28,955
Collateralized mortgage obligations	169,339	5	5,580	163,764
Corporate	8,150	—	908	7,242
Total	$527,774	$66	$21,034	$506,806

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,218	$—	$16,417	$214,801
States and political subdivisions	94,837	1,032	2,993	92,876
Auction rate money market preferred	3,200	—	269	2,931
Mortgage-backed securities	35,321	—	2,506	32,815
Collateralized mortgage obligations	187,248	—	9,473	177,775
Corporate	8,150	—	1,200	6,950
Total	$559,974	$1,032	$32,858	$528,148

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2024 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$19,944	$210,965	$—	$—	$—	$230,909
States and political subdivisions	15,915	22,900	18,429	28,355	—	85,599
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	30,577	30,577
Collateralized mortgage obligations	—	—	—	—	169,339	169,339
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$35,859	$233,865	$26,579	$28,355	$203,116	$527,774
Fair value	$35,539	$223,815	$24,943	$26,673	$195,836	$506,806
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
A summary of the sales activity of AFS securities is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Proceeds from sales of AFS securities	$—	$—	$—	$18,089
Realized gains (losses)	—	—	—	67
Applicable income tax expense (benefit)	—	—	—	14

The information in the following tables pertains to AFS securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,080	$220,829	$10,080
States and political subdivisions	50	5,741	2,711	39,536	2,761
Auction rate money market preferred	—	—	83	3,117	83
Mortgage-backed securities	—	—	1,622	28,955	1,622
Collateralized mortgage obligations	—	—	5,580	157,945	5,580
Corporate	—	—	908	7,242	908
Total	$50	$5,741	$20,984	$457,624	$21,034
Number of securities in an unrealized loss position:		51		181	232

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,417	$214,801	$16,417
States and political subdivisions	42	7,172	2,951	37,011	2,993
Auction rate money market preferred	—	—	269	2,931	269
Mortgage-backed securities	1	10	2,505	32,805	2,506
Collateralized mortgage obligations	116	4,554	9,357	173,221	9,473
Corporate	—	—	1,200	6,950	1,200
Total	$159	$11,736	$32,699	$467,719	$32,858
Number of securities in an unrealized loss position:		22		186	208
The unrealized loss on our AFS securities portfolio resulted from the increase in short-term and intermediate-term interest rates.
As of September 30, 2024, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$217,693	15.28%	$189,186	14.02%
Unsecured	22,896	1.61%	20,552	1.52%
Total commercial and industrial	240,589	16.89%	209,738	15.54%
Commercial real estate
Commercial mortgage owner occupied	169,779	11.92%	180,636	13.39%
Commercial mortgage non-owner occupied	215,481	15.13%	216,292	16.03%
Commercial mortgage 1-4 family investor	92,154	6.47%	89,208	6.61%
Commercial mortgage multifamily	69,624	4.89%	78,108	5.79%
Total commercial real estate	547,038	38.41%	564,244	41.82%
Advances to mortgage brokers	76,187	5.35%	18,541	1.37%
Agricultural
Agricultural mortgage	66,789	4.69%	69,044	5.12%
Agricultural other	30,005	2.11%	30,950	2.29%
Total agricultural	96,794	6.80%	99,994	7.41%
Residential real estate
Senior lien	324,078	22.75%	313,459	23.23%
Junior lien	8,105	0.57%	5,945	0.44%
Home equity lines of credit	37,663	2.64%	37,014	2.74%
Total residential real estate	369,846	25.96%	356,418	26.41%
Consumer
Secured - direct	37,269	2.62%	37,948	2.81%
Secured - indirect	52,990	3.72%	59,324	4.40%
Unsecured	3,570	0.25%	3,256	0.24%
Total consumer	93,829	6.59%	100,528	7.45%
Total	$1,424,283	100.00%	$1,349,463	100.00%
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

The following table summarizes nonaccrual loan data by class of loans as of:

	September 30, 2024		December 31, 2023
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$95	$95	$491	$435
Unsecured	25	25	—	—
Agricultural
Agricultural mortgage	—	—	38	38
Agricultural other	—	—	167	167
Residential real estate
Senior lien	427	427	286	286
Total	$547	$547	$982	$926
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$36	$—	$95	$217,562	$217,693	$—
Unsecured	—	—	25	22,871	22,896	—
Total commercial and industrial	36	—	120	240,433	240,589	—
Commercial real estate
Commercial mortgage owner occupied	—	304	—	169,475	169,779	—
Commercial mortgage non-owner occupied	—	—	—	215,481	215,481	—
Commercial mortgage 1-4 family investor	62	—	—	92,092	92,154	—
Commercial mortgage multifamily	—	—	—	69,624	69,624	—
Total commercial real estate	62	304	—	546,672	547,038	—
Advances to mortgage brokers	—	—	—	76,187	76,187	—
Agricultural
Agricultural mortgage	3	—	—	66,786	66,789	—
Agricultural other	1,100	—	—	28,905	30,005	—
Total agricultural	1,103	—	—	95,691	96,794	—
Residential real estate
Senior lien	54	356	194	323,474	324,078	—
Junior lien	—	19	—	8,086	8,105	—
Home equity lines of credit	—	—	—	37,663	37,663	—
Total residential real estate	54	375	194	369,223	369,846	—
Consumer
Secured - direct	115	28	—	37,126	37,269	—
Secured - indirect	292	5	64	52,629	52,990	64
Unsecured	11	3	—	3,556	3,570	—
Total consumer	418	36	64	93,311	93,829	64
Total	$1,673	$715	$378	$1,421,517	$1,424,283	$64

	December 31, 2023
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$165	$290	$201	$188,530	$189,186	$—
Unsecured	—	—	—	20,552	20,552	—
Total commercial and industrial	165	290	201	209,082	209,738	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	180,636	180,636	—
Commercial mortgage non-owner occupied	—	—	—	216,292	216,292	—
Commercial mortgage 1-4 family investor	—	—	—	89,208	89,208	—
Commercial mortgage multifamily	—	—	—	78,108	78,108	—
Total commercial real estate	—	—	—	564,244	564,244	—
Advances to mortgage brokers	—	—	—	18,541	18,541	—
Agricultural
Agricultural mortgage	—	—	—	69,044	69,044	—
Agricultural other	—	—	—	30,950	30,950	—
Total agricultural	—	—	—	99,994	99,994	—
Residential real estate
Senior lien	3,188	349	201	309,721	313,459	87
Junior lien	—	—	—	5,945	5,945	—
Home equity lines of credit	—	—	—	37,014	37,014	—
Total residential real estate	3,188	349	201	352,680	356,418	87
Consumer
Secured - direct	3	—	—	37,945	37,948	—
Secured - indirect	181	—	—	59,143	59,324	—
Unsecured	9	—	—	3,247	3,256	—
Total consumer	193	—	—	100,335	100,528	—
Total	$3,546	$639	$402	$1,344,876	$1,349,463	$87

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$11,104	$17,451	$4,126	$5,557	$5,135	$462	$7,947	$—	$51,782
Risk rating 4	30,323	39,808	29,100	16,531	2,656	2,774	31,072	—	152,264
Risk rating 5	3,628	241	362	175	46	69	3,520	—	8,041
Risk rating 6	154	283	2,001	81	166	61	2,765	—	5,511
Risk rating 7	—	—	—	—	95	—	—	—	95
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$45,209	$57,783	$35,589	$22,344	$8,098	$3,366	$45,304	$—	$217,693
Current year-to-date gross charge-offs	$—	$277	$33	$—	$17	$—	$—	$—	$327
Commercial and industrial: Unsecured
Risk ratings 1-3	$375	$1,977	$203	$84	$48	$615	$1,599	$—	$4,901
Risk rating 4	2,455	3,505	2,452	418	398	—	8,700	—	17,928
Risk rating 5	—	—	—	—	—	—	42	—	42
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	25	—	25
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,830	$5,482	$2,655	$502	$446	$615	$10,366	$—	$22,896
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$1	$—	$9
Commercial real estate: Owner occupied
Risk ratings 1-3	$481	$3,871	$1,594	$12,158	$13,476	$3,034	$120	$—	$34,734
Risk rating 4	15,403	11,503	30,018	35,965	10,310	22,628	1,239	—	127,066
Risk rating 5	198	904	893	73	670	803	372	—	3,913
Risk rating 6	75	823	—	1,409	1,146	513	100	—	4,066
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,157	$17,101	$32,505	$49,605	$25,602	$26,978	$1,831	$—	$169,779
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$334	$56	$4,528	$6,297	$554	$1,821	$—	$—	$13,590
Risk rating 4	16,800	35,649	62,959	34,962	10,718	29,667	1,084	—	191,839
Risk rating 5	—	—	221	5,690	—	3,078	—	—	8,989
Risk rating 6	—	1,012	—	—	51	—	—	—	1,063
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,134	$36,717	$67,708	$46,949	$11,323	$34,566	$1,084	$—	$215,481
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$640	$—	$1,139	$810	$860	$979	$2,062	$—	$6,490
Risk rating 4	7,004	12,902	10,578	29,190	14,203	4,175	6,406	—	84,458
Risk rating 5	—	147	343	73	—	53	—	—	616
Risk rating 6	—	541	—	—	—	49	—	—	590
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,644	$13,590	$12,060	$30,073	$15,063	$5,256	$8,468	$—	$92,154
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$3,631	$4,400	$1,947	$551	$1,410	$—	$—	$11,939
Risk rating 4	1,375	2,512	19,010	10,791	672	19,500	557	—	54,417
Risk rating 5	—	—	—	22	—	329	—	—	351
Risk rating 6	—	—	—	—	—	2,917	—	—	2,917
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$1,375	$6,143	$23,410	$12,760	$1,223	$24,156	$557	$—	$69,624
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$76,187	$—	$—	$—	$—	$—	$—	$—	$76,187
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$80	$—	$2,727	$1,100	$2,576	$1,136	$2	$—	$7,621
Risk rating 4	3,144	4,569	13,161	8,534	6,312	9,243	1,418	—	46,381
Risk rating 5	—	1,338	2,894	5,640	—	1,133	661	—	11,666
Risk rating 6	60	—	—	—	—	1,061	—	—	1,121
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,284	$5,907	$18,782	$15,274	$8,888	$12,573	$2,081	$—	$66,789
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$476	$523	$62	$101	$4	$299	$1,885	$—	$3,350
Risk rating 4	1,878	1,339	2,049	2,018	511	560	13,152	—	21,507
Risk rating 5	1,694	44	4	30	438	—	1,457	—	3,667
Risk rating 6	—	172	—	90	—	—	1,219	—	1,481
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,048	$2,078	$2,115	$2,239	$953	$859	$17,713	$—	$30,005
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$15,061	$4,324	$6,188	$6,666	$422	$449	$12,305	$—	$45,415
Risk rating 4	38,680	35,245	22,065	4,523	2,469	1,762	29,826	—	134,570
Risk rating 5	391	2,634	233	305	111	101	1,994	—	5,769
Risk rating 6	—	—	4	207	6	128	2,596	—	2,941
Risk rating 7	465	—	—	24	2	—	—	—	491
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$54,597	$42,203	$28,490	$11,725	$3,010	$2,440	$46,721	$—	$189,186
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$2,200	$259	$129	$71	$96	$707	$1,663	$—	$5,125
Risk rating 4	3,988	3,117	517	470	—	—	7,274	—	15,366
Risk rating 5	—	31	—	—	—	—	30	—	61
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,188	$3,407	$646	$541	$96	$707	$8,967	$—	$20,552
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,592	$1,712	$12,655	$14,228	$761	$3,313	$211	$—	$36,472
Risk rating 4	12,148	33,392	39,406	14,086	13,384	19,942	1,506	—	133,864
Risk rating 5	1,460	727	195	220	3,829	1,761	464	—	8,656
Risk rating 6	—	—	870	234	—	540	—	—	1,644
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,200	$35,831	$53,126	$28,768	$17,974	$25,556	$2,181	$—	$180,636
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$67	$4,383	$6,496	$827	$172	$1,766	$—	$—	$13,711
Risk rating 4	37,906	62,979	37,583	11,534	7,589	32,941	1,650	—	192,182
Risk rating 5	—	—	5,838	—	—	3,478	—	—	9,316
Risk rating 6	1,029	—	—	54	—	—	—	—	1,083
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,002	$67,362	$49,917	$12,415	$7,761	$38,185	$1,650	$—	$216,292
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$286	$1,445	$864	$905	$666	$887	$1,352	$—	$6,405
Risk rating 4	13,492	11,641	30,604	15,124	3,036	3,111	4,538	—	81,546
Risk rating 5	152	354	77	—	55	—	—	—	638
Risk rating 6	555	—	—	—	59	5	—	—	619
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,485	$13,440	$31,545	$16,029	$3,816	$4,003	$5,890	$—	$89,208
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,509	$4,682	$2,053	$568	$—	$1,515	$—	$—	$13,327
Risk rating 4	2,792	19,465	15,981	813	549	21,263	554	—	61,417
Risk rating 5	—	—	—	4	—	—	—	—	4
Risk rating 6	—	—	32	—	—	3,328	—	—	3,360
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,301	$24,147	$18,066	$1,385	$549	$26,106	$554	$—	$78,108
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$18,541	$—	$—	$—	$—	$—	$—	$—	$18,541
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,834	$1,241	$2,786	$604	$964	$94	$—	$8,815
Risk rating 4	5,622	12,903	8,970	5,940	3,926	7,883	566	—	45,810
Risk rating 5	126	4,098	5,886	689	175	60	756	—	11,790
Risk rating 6	842	—	—	—	—	1,749	—	—	2,591
Risk rating 7	—	—	—	—	—	38	—	—	38
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,882	$19,835	$16,097	$9,415	$4,705	$10,694	$1,416	$—	$69,044
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$801	$81	$121	$38	$183	$141	$2,659	$—	$4,024
Risk rating 4	1,830	2,481	2,280	619	146	75	14,405	—	21,836
Risk rating 5	753	8	163	507	—	480	2,731	—	4,642
Risk rating 6	—	—	32	—	—	—	249	—	281
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,384	$2,570	$2,596	$1,164	$329	$696	$20,211	$—	$30,950
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$38,341	$42,674	$49,365	$75,791	$49,085	$68,147	$—	$—	$323,403
Past due 30-89 days	—	—	—	—	—	248	—	—	248
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	142	—	163	29	93	—	—	427
Total	$38,341	$42,816	$49,365	$75,954	$49,114	$68,488	$—	$—	$324,078
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$3,265	$3,296	$911	$100	$78	$436	$—	$—	$8,086
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,265	$3,296	$911	$119	$78	$436	$—	$—	$8,105
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,663	$—	$37,663
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,663	$—	$37,663
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$9,965	$10,612	$7,386	$4,482	$2,434	$2,247	$—	$—	$37,126
Past due 30-89 days	110	—	24	4	—	5	—	—	143
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,075	$10,612	$7,410	$4,486	$2,434	$2,252	$—	$—	$37,269
Current year-to-date gross charge-offs	$—	$73	$—	$—	$27	$2	$—	$—	$102
Consumer: Secured - indirect
Current	$6,669	$24,463	$8,426	$5,384	$4,327	$3,360	$—	$—	$52,629
Past due 30-89 days	38	137	58	—	41	23	—	—	297
Past due 90 or more days	—	—	64	—	—	—	—	—	64
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,707	$24,600	$8,548	$5,384	$4,368	$3,383	$—	$—	$52,990
Current year-to-date gross charge-offs	$—	$43	$—	$—	$—	$—	$—	$—	$43

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,513	$825	$323	$32	$25	$1	$837	$—	$3,556
Past due 30-89 days	6	3	—	—	—	—	5	—	14
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,519	$828	$323	$32	$25	$1	$842	$—	$3,570
Current year-to-date gross charge-offs	$1,939	$12	$21	$—	$—	$1	$21	$—	$1,994

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$45,878	$52,989	$80,122	$52,648	$23,356	$54,556	$—	$—	$309,549
Past due 30-89 days	—	784	714	123	478	1,438	—	—	3,537
Past due 90 or more days	—	—	—	—	—	87	—	—	87
Nonaccrual	48	—	—	31	—	207	—	—	286
Total	$45,926	$53,773	$80,836	$52,802	$23,834	$56,288	$—	$—	$313,459
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$14,813	$10,037	$6,468	$3,473	$1,682	$1,472	$—	$—	$37,945
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$14,813	$10,037	$6,468	$3,476	$1,682	$1,472	$—	$—	$37,948
Current year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$—	$—	$5

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$30,900	$10,977	$6,887	$5,376	$2,030	$2,973	$—	$—	$59,143
Past due 30-89 days	123	—	—	30	3	25	—	—	181
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$31,023	$10,977	$6,887	$5,406	$2,033	$2,998	$—	$—	$59,324
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Unsecured
Current	$1,576	$740	$144	$86	$7	$—	$694	$—	$3,247
Past due 30-89 days	—	9	—	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,576	$749	$144	$86	$7	$—	$694	$—	$3,256
Current year-to-date gross charge-offs	$172	$—	$6	$—	$—	$4	$—	$—	$182
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

There were no loan modification for the three months ended September 30, 2023. The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30, 2024
	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financial Receivable
Agricultural
Agricultural other	181	0.60%
Total	$181

	Nine Months Ended September 30, 2024
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$1,926	0.88%	$11	0.01%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	823	0.48%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	1,305	1.95%	—	0.00%	—	0.00%
Agricultural other	181	0.60%	—	0.00%	—	0.00%	1,038	3.46%
Consumer
Secured - indirect	—	0.00%	—	0.00%	1	0.00%	—	0.00%
Total	$181		$4,054		$12		$1,038

	Nine Months Ended September 30, 2023
	Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	0.48%	$—	0.00%
Agricultural
Agricultural mortgage	232	0.33%	26	0.04%
Agricultural other	34	0.12%	—	0.00%
Residential real estate
Senior lien	5	0.00%	—	0.00%
Total	$1,305		$26
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $112 and $0 in additional funds to be disbursed in connection with modified loans at September 30, 2024 and 2023, respectively, as displayed in the tables above.

The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30
	2024	2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Interest Rate Reduction
Agricultural
Agricultural other	0.50%	N/A

	Nine Months Ended September 30
	2024			2023
	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	N/A	4 months	3.00	N/A	N/A
Commercial real estate
Commercial mortgage owner occupied	N/A	7 months	N/A	N/A	N/A
Commercial mortgage non-owner occupied	N/A	N/A	N/A	N/A	3.00
Agricultural
Agricultural mortgage	N/A	5 months	0.50	4.50%	1.08
Agricultural other	0.50%	4 months	0.33	N/A	1.00
Residential real estate
Senior lien	N/A	N/A	N/A	N/A	2.60
Consumer
Secured - indirect	N/A	N/A	1.33	N/A	N/A

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the past 12 months prior to:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$1,937	$—	$—	$—	$1,937
Commercial real estate
Commercial mortgage owner occupied	823	—	—	—	823
Commercial mortgage multifamily	2,917	—	—	—	2,917
Agricultural
Agricultural mortgage	1,305	—	—	—	1,305
Agricultural other	1,219	—	—	—	1,219
Consumer
Secured - indirect	1	—	—	—	1
Total	$8,202	$—	$—	$—	$8,202

	September 30, 2023 (1)
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Commercial mortgage non-owner occupied	$1,034	$—	$—	$—	$1,034
Agricultural
Agricultural mortgage	258	—	—	—	258
Agricultural other	34	—	—	—	34
Residential real estate
Senior lien	5	—	—	—	5
Total	$1,331	$—	$—	$—	$1,331
(1) We adopted ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023, therefore, the September 30, 2023 presentation only includes loans since the guidance became effective.
We had no loans that defaulted in the three and nine-month periods ended September 30, 2024 and 2023 which were modified within 12 months prior to the default date.

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
•Changes in interest rates;
•Changes in international, national, regional, and local economic factors;
•Changes in the nature and volume of the portfolio and in the terms of loans;
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•Lack of current financial information;
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.

A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
July 1, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095
Charge-offs	—	—	—	—	(1,767)	(1,767)
Recoveries	6	318	—	20	64	408
Credit loss expense	(46)	(710)	—	(40)	1,695	899
September 30, 2024	$1,224	$5,177	$258	$4,331	$1,645	$12,635

	Nine Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
January 1, 2024	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(336)	—	—	(10)	(2,139)	(2,485)
Recoveries	10	353	2	112	210	687
Credit loss expense	582	(1,054)	(14)	(107)	1,918	1,325
September 30, 2024	$1,224	$5,177	$258	$4,331	$1,645	$12,635

	Three Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
July 1, 2023	$822	$5,968	$264	$4,173	$1,606	$12,833
Charge-offs	(29)	—	—	—	(150)	(179)
Recoveries	70	3	—	266	94	433
Credit loss expense	(34)	(101)	5	(281)	91	(320)
September 30, 2023	$829	$5,870	$269	$4,158	$1,641	$12,767

	Nine Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2023	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	(29)	—	(4)	(2)	(337)	—	(372)
Recoveries	74	23	6	315	220	—	638
Credit loss expense	(18)	(146)	(63)	(307)	441	—	(93)
September 30, 2023	$829	$5,870	$269	$4,158	$1,641	$—	$12,767

The following table illustrates the two main components of the ACL as of:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
ACL
Individually evaluated	$—	$137	$349	$84	$—
Collectively evaluated	12,635	12,958	13,041	13,024	12,767
Total	$12,635	$13,095	$13,390	$13,108	$12,767
ACL to gross loans
Individually evaluated	0.00%	0.01%	0.03%	0.01%	0.00%
Collectively evaluated	0.89%	0.94%	0.95%	0.96%	0.96%
Total	0.89%	0.95%	0.98%	0.97%	0.96%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	September 30, 2024		December 31, 2023
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$465	$56
Commercial real estate	—	—	234	28
Agricultural	—	—	181	—
Residential real estate	357	—	203	—
Consumer	—	—	—	—
Total	$357	$—	$1,083	$84
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $357 in collateral dependent loans.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to four days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended September 30
	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$56,051	$48,151	3.18%	$54,327	$46,574	1.90%
Federal funds purchased	—	—	0.00%	—	1	6.13%
FRB Discount Window	5,300	153	5.18%	—	135	5.30%

	Nine Months Ended September 30
	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$56,051	$43,140	3.17%	$54,327	$40,601	1.64%
Federal funds purchased	—	1	6.52%	—	17	6.08%
FRB Discount Window	5,300	56	5.21%	—	89	5.28%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $68,327 and $67,764 at September 30, 2024 and December 31, 2023, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$47,134	3.17%	$46,801	3.11%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2024	December 31 2023
Pledged to secure borrowed funds	$387,466	$391,529
Pledged to secure repurchase agreements	68,327	67,764
Pledged for public deposits and for other purposes necessary or required by law	96,356	84,099
Total	$552,149	$543,392
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2024	December 31 2023
U.S. Treasury	$57,296	$55,623
Mortgage-backed securities	8,559	9,462
Collateralized mortgage obligations	2,472	2,679
Total	$68,327	$67,764

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2024, we had the ability to borrow up to an additional $360,440 without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate due 2024	$15,000	5.00%	$40,000	5.55%
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
The following table summarizes our outstanding notes as of:

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(598)		(665)
Total subordinated debt, net	$29,402		$29,335
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Average number of common shares outstanding for basic calculation	7,454,097	7,495,168	7,475,571	7,517,680
Average potential effect of common shares in the Directors Plan (1)	—	45,637	—	44,415
Average potential effect of common shares in the RSP	19,087	29,569	16,833	29,569
Average number of common shares outstanding used to calculate diluted earnings per common share	7,473,184	7,570,374	7,492,404	7,591,664
Net income	$3,281	$4,413	$9,893	$14,364
Earnings per common share
Basic	$0.44	$0.59	$1.32	$1.91
Diluted	0.44	0.58	1.32	1.89
(1) Exclusive of shares held in the Rabbi Trust

Note 6 – Capital Ratios and Shareholders' Equity
As of September 30, 2024 and December 31, 2023, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios as of:

	September 30, 2024
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$173,019	11.52%	$105,136	7.00%	$97,627	6.50%
Consolidated	181,981	12.08%	105,507	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	173,019	11.52%	127,665	8.50%	120,156	8.00%
Consolidated	181,981	12.08%	128,116	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	186,151	12.39%	157,704	10.50%	150,195	10.00%
Consolidated	224,516	14.90%	158,261	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	173,019	8.35%	82,851	4.00%	103,564	5.00%
Consolidated	181,981	8.77%	83,044	4.00%	N/A	N/A

	December 31, 2023
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$178,316	12.48%	$100,043	7.00%	$92,897	6.50%
Consolidated	180,014	12.54%	100,449	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	178,316	12.48%	121,481	8.50%	114,335	8.00%
Consolidated	180,014	12.54%	121,973	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	191,739	13.42%	150,065	10.50%	142,919	10.00%
Consolidated	222,772	15.52%	150,673	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	178,316	8.71%	81,935	4.00%	102,419	5.00%
Consolidated	180,014	8.76%	82,154	4.00%	N/A	N/A
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At September 30, 2024, the Bank exceeded all minimum capital requirements.

The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2024			2023
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, July 1	$(26,939)	$(697)	$(27,636)	$(35,051)	$(1,366)	$(36,417)
OCI before reclassifications	13,081	—	13,081	(6,708)	—	(6,708)
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	13,081	—	13,081	(6,708)	—	(6,708)
Tax effect	(2,724)	—	(2,724)	1,394	—	1,394
OCI, net of tax	10,357	—	10,357	(5,314)	—	(5,314)
Balance, September 30	$(16,582)	$(697)	$(17,279)	$(40,365)	$(1,366)	$(41,731)

	Nine Months Ended September 30
	2024			2023
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(25,199)	$(697)	$(25,896)	$(35,828)	$(1,366)	$(37,194)
OCI before reclassifications	10,858	—	10,858	(5,736)	—	(5,736)
Amounts reclassified from AOCI	—	—	—	(67)	—	(67)
Subtotal	10,858	—	10,858	(5,803)	—	(5,803)
Tax effect	(2,241)	—	(2,241)	1,266	—	1,266
OCI, net of tax	8,617	—	8,617	(4,537)	—	(4,537)
Balance, September 30	$(16,582)	$(697)	$(17,279)	$(40,365)	$(1,366)	$(41,731)
Included in OCI for the three and nine-month periods ended September 30, 2024 and 2023 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.

A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2024			2023
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$109	$12,972	$13,081	$(67)	$(6,641)	$(6,708)
Tax effect	—	(2,724)	(2,724)	—	1,394	1,394
Unrealized gains (losses), net of tax	$109	$10,248	$10,357	$(67)	$(5,247)	$(5,314)

	Nine Months Ended September 30
	2024			2023
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$186	$10,672	$10,858	$228	$(5,964)	$(5,736)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(67)	(67)
Net unrealized gains (losses)	186	10,672	10,858	228	(6,031)	(5,803)
Tax effect	—	(2,241)	(2,241)	—	1,266	1,266
Unrealized gains (losses), net of tax	$186	$8,431	$8,617	$228	$(4,765)	$(4,537)
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
The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

September 30, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$357	Real Estate	20%	20%

December 31, 2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans -		Discount applied to collateral:
Discounted value	$1,083	Real Estate	20%	20%
		Equipment	25% - 35%	33%
		Accounts receivable	25%	25%
Collateral discount rates may have ranges to accommodate differences in the age of the independent appraisal, broker price opinion, or internal evaluation.
OMSR: OMSR (which are included in other assets) are subject to impairment testing. To test for impairment, we utilize a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and discount rates. If the valuation model reflects a value less than the carrying value, OMSR are adjusted to fair value through a valuation allowance as determined by the model. As such, we classify OMSR subject to nonrecurring fair value adjustments as Level 3.
The following table lists the quantitative information about OMSR fair value measurement as of:

September 30, 2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,277	Constant prepayment rate	7%
		Discount rate	11%
During the third quarter of 2024, the classification of OMSR was changed from Level 2 to Level 3. We elected to reevaluate our process for testing for impairment, which included a change in the third-party provider for the valuation. Our valuation is generated using a model-based approach that relies upon significant assumptions not observable in the market. As such, the Level 3 classification is most appropriate based on the valuation approach.
As a result of the change described above, Level 3 transfers in and Level 2 transfer out totaled $2,277 as of September 30, 2024. There were no other transfers to or from Levels 1, 2, or 3 as of September 30, 2024 or December 31, 2023.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$27,378	$27,378	$27,378	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	504	513	—	513	—

Gross loans	1,424,283	1,367,235	—	—	1,367,235
Less allowance for credit losses	12,635	12,635	—	—	12,635
Net loans	1,411,648	1,354,600	—	—	1,354,600
Accrued interest receivable	8,567	8,567	8,567	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,218	2,277	—	—	2,277
LIABILITIES
Deposits without stated maturities	1,398,235	1,398,235	1,398,235	—	—
Deposits with stated maturities	383,597	381,378	—	381,378	—
Short-term borrowings	52,434	52,360	—	52,360	—
FHLB advances	15,000	15,000	—	15,000	—
Subordinated debt, net of unamortized issuance costs	29,402	27,147	—	27,147	—
Accrued interest payable	973	973	973	—	—

	December 31, 2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	—	—	—	—	—

Gross loans	1,349,463	1,292,458	—	—	1,292,458
Less allowance for credit losses	13,108	13,108	—	—	13,108
Net loans	1,336,355	1,279,350	—	—	1,279,350
Accrued interest receivable	8,167	8,167	8,167	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,422	3,164	—	3,164	—
LIABILITIES
Deposits without stated maturities	1,377,321	1,377,321	1,377,321	—	—
Deposits with stated maturities	346,374	341,489	—	341,489	—
Short-term borrowings	46,801	46,704	—	46,704	—
FHLB advances	40,000	40,000	—	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	26,146	—	26,146	—
Accrued interest payable	890	890	890	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$220,829	$—	$220,829	$—	$214,801	$—	$214,801	$—
States and political subdivisions	82,899	—	82,899	—	92,876	—	92,876	—
Auction rate money market preferred	3,117	—	3,117	—	2,931	—	2,931	—
Mortgage-backed securities	28,955	—	28,955	—	32,815	—	32,815	—
Collateralized mortgage obligations	163,764	—	163,764	—	177,775	—	177,775	—
Corporate	7,242	—	7,242	—	6,950	—	6,950	—
Total AFS securities	506,806	—	506,806	—	528,148	—	528,148	—
Nonrecurring items
Collateral dependent (net of ACL)	357	—	—	357	1,083	—	—	1,083
OMSR	2,218	—	—	2,218	2,422	—	2,422	—
Foreclosed assets	546	—	—	546	406	—	—	406
Total	$509,927	$—	$506,806	$3,121	$532,059	$—	$530,570	$1,489
Percent of assets and liabilities measured at fair value		0.00%	99.39%	0.61%		0.00%	99.72%	0.28%
We recorded an impairment related to OMSR of $21 through earnings for the three and nine month periods ended September 30, 2024 and $0 for the three and nine month periods ended September 30, 2023. We also recorded an impairment related to foreclosed assets of $0 through earnings for the three and nine month periods ended September 30, 2024 and $27 and $36 for the three and nine month periods ended September 30, 2023 We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2024. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands except per share amounts and ratios)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three and nine months ended September 30, 2024 and 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
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
Forward-Looking Statements
Information in this Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward-looking statements generally relate to losses, impact of events, financial condition, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting the Corporation and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result", “expect”, “plan”, “believe”, “estimate”, “anticipate”, “strategy”, “trend”, “forecast”, “outlook”, “project”, “intend”, “assume”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”,“achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors described in Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, or included in any subsequent filing by the Corporation with the Securities and Exchange Commission. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Corporation cautions you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
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

Executive Summary
Comparison of Operating Results for the three and nine months ended September 30, 2024, and 2023, unless otherwise noted
Net income in the third quarter of 2024 was $3,281, or $0.44 per diluted share, compared with $4,413, or $0.58 per diluted share, in the same quarter 2023. The non-GAAP measure of adjusted net income in the third quarter 2024 totaled $4,559, or $0.61 per diluted share, compared to $4,354 or $0.58 per diluted share, in the same quarter of 2023. Adjusted net income in the current year quarter excludes a $1,622 charge-off related to overdrawn deposit accounts from a single customer.
Net income for the year-to-date period of 2024 was $9,893, or $1.32 per diluted share, compared with $14,364, or $1.89 per diluted share, in the same period of 2023. Adjusted net income was $11,112, or $1.48 per diluted share, compared with $14,193, or $1.87 per diluted share, for the respective periods. The decrease in adjusted net income primarily reflects lower net interest income due to slower repricing of earning assets as compared to the rising costs of interest bearing liabilities. The decrease in net income for the comparative periods also included an increase in provision and compensation expenses.
Net interest income was $14,488 in the third quarter of 2024 and $14,302 in the same quarter of 2023 representing 2.98% and 2.99% of earning assets, or NIM on an FTE basis, respectively. The current year quarter NIM included a 6 basis point benefit due to the recovery of the contractual interest of two previously charged-off commercial loans. The book yield from securities was 2.21% and 2.23% during the third quarters of 2024 and 2023, respectively. The weighted average maturity of our U.S. Treasury portfolio is less than two years, and the future proceeds are expected to be reinvested in market rate loans and securities, or to pay off borrowed funds. Our yield on loans expanded to 5.73% in the third quarter 2024, up from 5.17% in the same quarter of 2023, which includes an increase of 8 basis points due to the recovery of previously charged-off loans. Overall, our loan yields continued to expand due to higher rates on new loans and fixed rate commercial loans that have and continue repricing to variable rates. At the end of the third quarter 2024, approximately 41% of commercial loans are fixed at rates that are lower than current market rates. Most of those fixed rate loans will contractually reprice to variable rates over the next three to five years. Our cost of interest bearing liabilities increased to 2.43% from 1.77% in the third quarter 2023 due to several interest rate hikes throughout 2023 and the associated remix from noninterest bearing deposits into higher tier money market and certificate of deposit accounts. While we have experienced a downward trend in our NIM over the past several quarters, we are seeing a reversal of this trend as NIM has expanded 19 basis points over the last two quarters of 2024 as loans reprice and the cost of interest bearing liabilities stabilize.
For the first nine months of 2024, net interest income was $41,280 compared with $44,332 in the same period of 2023. The comparison of NIM and yield on interest earning assets for the first nine months of 2024 were 2.87% and 4.62% compared to 3.13%, and 4.11% for the same period 2023. The yield on loans expanded to 5.55%, from 4.95%, and our cost of interest bearing liabilities increased to 2.37% from 1.39% for the nine months of 2024 and 2023, respectively. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three-month comparison above.
The provision for credit losses was $946 in the third quarter of 2024, compared to a credit of $292 for the same period in 2023. The provision for the current year quarter includes the impact from the recovery of the contractual principal of two previously charged-off commercial loans totaling $314. Given the loan recoveries, our historical loss rate experience improved which provided a benefit of $435 during the quarter. The benefits were offset by a $1,622 charge-off related to overdrawn deposit accounts from a single customer. The loans to the customer and related parties are well collateralized, and no additional credit provisioning was necessary in the third quarter. The credit in the prior year quarter mostly reflects loan recoveries in excess of charge-offs during the period.
For the first nine months of 2024, provision for credit losses was $1,508 and a reversal of $55 in the same period of 2023. The reasons for the increase in provision for the nine month comparison are the same as the three month comparison. Net loan charge-offs have been at historic lows for the past five years due to our disciplined underwriting standards.
Noninterest income for the three months ended September 30, 2024 and 2023 was $3,528 and $3,414, respectively. Wealth management fees grew $145, or 17%, due to an increase in new accounts and higher market valuations. Customer service fees increased $99 compared to the same quarter of 2023 based on a higher number of transaction accounts. For the nine months of 2024, noninterest income was $10,604, compared to $10,311 in the same period of 2023. The reasons for the increase in income for the nine month comparison are the same as the three month comparison.
Noninterest expenses for the three-month period ended September 30, 2024 increased $570, or 4.5%, in comparison to the same period in 2023. Compensation and benefit expenses increased $612 reflecting annual merit increases in 2024, and higher incentive compensation as compared to the third quarter of 2023. For the first nine months of 2024, noninterest expenses were $38,799, compared to $37,395 in the same period of 2023. Annual merit increases and medical claims resulted in a $1,447 increase in compensation and benefit expenses for the first nine months of 2024. Our year-to-date efficiency ratio is 73.65% in 2024 compared to 67.56% in 2023, which primarily reflects lower NIM and a relatively stable base of noninterest expense.

Financial Condition (September 30, 2024 to December 31, 2023 comparison)
Total assets increased $47,933 to $2,106,901 as of September 30, 2024 due to loan growth funded by growth in deposits during the third quarter. Excess cash generated during the first nine months of 2024 was used to pay off wholesale borrowings totaling $19,633.
Our AFS securities portfolio totaled $506,806 at September 30, 2024, declining $21,342 due to municipal maturities and principal paydowns on mortgage-related securities. Net unrealized losses at September 30, 2024 totaled $20,968, or 3.97%, of the portfolio. The unrealized loss position on our AFS securities portfolio resulted from increases in short-term and intermediate-term benchmark interest rates. Our bond portfolio has a very short remaining life with $220,000 of the U.S. Treasury portfolio maturing by the end of 2026. The $169,339 Collateral Mortgage Obligation portfolio has a projected weighted-average life of 3.5 years and most bonds are bulleted in structure. Nearly half of the tax-exempt municipal portfolio will mature over the next five years.
Loans outstanding as of September 30, 2024 totaled $1,424,283. Since December 31, 2023, gross loans have increased $74,820 as a result of growth in commercial loans and increased participation in advances to mortgage brokers. Additional loan growth came from the residential real estate portfolio due to the slowing of prepayments on steady new volume. At the end of September, $12.6 million of commercial real estate construction loans were closed and are expected to be funded early in the fourth quarter.
The ACL was $12,635 at September 30, 2024, a decrease of $473 from $13,108 at December 31, 2023. Most of the decrease is due to improvement in historical loss experience, which was driven by the recovery of two previously charged-off loans during the quarter totaling $314. Nonaccrual loans were $547 as of September 30, 2024 compared to $926 at December 31, 2023. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.16% at September 30, 2024, compared to 0.29% at year-end 2023. Overall, credit quality remains strong, and there are no negative trends.
Total deposits increased $58,137 since December 31, 2023, to $1,781,832 at the end of the third quarter 2024. Consumer demand for retail certificates of deposit accounts continues based on the rate environment, resulting in a $37,223 increase in the balance during the first nine months of 2024. Interest bearing demand deposits increased $55,855, while savings and demand deposits declined $27,929 and $7,012, respectively.
Total equity was $212,985 at September 30, 2024 compared to $202,402 at year-end 2023. Our tangible book value per share was $22.14 as of September 30, 2024, compared to $20.59 on December 31, 2023. Net unrealized losses on AFS securities reduced tangible book value per share by $2.23 and $3.37 for the respective periods. Share repurchases totaled 124,969 during the first nine months of 2024 for a value of $2,419 at an average price of $19.36.
We continue to have robust liquidity levels and capital. As of September 30, 2024, we had $797,818 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.77%, Tier 1 risk-based capital was 12.08%, and Total risk-based capital was 14.90%.
Reclassifications
Certain amounts reported in the interim 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation.
Subsequent Events
We evaluated subsequent events after September 30, 2024 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between September 30, 2024 and the date our interim condensed consolidated financial statements were issued.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of, and for the:

	Three Months Ended					Nine Months Ended
	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023	September 30 2024	September 30 2023
PER SHARE
Basic earnings	$0.44	$0.47	$0.42	$0.51	$0.59	$1.32	$1.91
Diluted earnings	0.44	0.46	0.42	0.51	0.58	1.32	1.89
Adjusted diluted earnings (2)	0.61	0.46	0.41	0.50	0.58	1.48	1.87
Dividends	0.28	0.28	0.28	0.28	0.28	0.84	0.84
Book value (1)	28.63	27.06	26.80	27.04	24.71	28.63	24.71
Tangible book value (1)	22.14	20.60	20.35	20.59	18.27	22.14	18.27
Market price (1)	21.21	18.20	19.40	21.50	21.05	21.21	21.05
PERFORMANCE RATIOS
Return on average total assets	0.62%	0.68%	0.61%	0.73%	0.86%	0.64%	0.94%
Adjusted return on average total assets (2)	0.87%	0.68%	0.60%	0.73%	0.85%	0.71%	0.93%
Return on average shareholders' equity	6.26%	6.97%	6.19%	7.98%	9.17%	6.47%	10.04%
Adjusted return on average shareholders' equity (2)	8.70%	6.96%	6.08%	7.97%	9.05%	7.27%	9.92%
Return on average tangible shareholders' equity	8.15%	9.19%	8.12%	10.73%	12.27%	8.48%	13.42%
Adjusted return on average tangible shareholders' equity (2)	11.32%	9.17%	7.97%	10.71%	12.11%	9.52%	13.26%
Net interest margin yield (FTE) (2)	2.98%	2.85%	2.79%	2.83%	2.99%	2.87%	3.13%
Efficiency ratio (2)	72.30%	73.93%	74.84%	68.41%	70.56%	73.65%	67.56%
Gross loan to deposit ratio (1)	79.93%	80.22%	77.22%	78.29%	75.43%	79.93%	75.43%
Shareholders' equity to total assets (1)	10.11%	9.82%	9.75%	9.83%	8.74%	10.11%	8.74%
Tangible shareholders' equity to tangible assets (1)	8.00%	7.65%	7.58%	7.66%	6.61%	8.00%	6.61%
FINANCIAL DATA (in millions)
Total assets (1)	2,107	2,060	2,058	2,059	2,118	2,107	2,118
AFS securities (1)	507	506	518	528	517	507	517
Gross loans (1)	1,424	1,382	1,366	1,349	1,335	1,424	1,335
ACL (1)	13	13	13	13	13	13	13
Deposits (1)	1,782	1,722	1,768	1,724	1,769	1,782	1,769
Borrowed funds (1)	97	119	72	116	147	97	147
Shareholders' equity (1)	213	202	201	202	185	213	185
Wealth assets under management (1)	680	648	661	641	591	680	591
Net income	3	3	3	4	4	10	14
Interest income	23	22	21	21	20	67	59
Interest expense	9	9	8	7	6	26	14
Net interest income	14	14	13	14	14	41	44
Provision for credit losses	1	—	—	1	—	2	—
Noninterest income	4	4	3	4	3	11	10
Noninterest expenses	13	13	13	12	13	39	37
(1) At end of period
(2) Non-GAAP financial measure; refer to the "Recconcilation of Non-GAAP Financial Measures" section

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

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,403,810	$20,230	5.73%	$1,375,523	$18,863	5.52%	$1,325,455	$17,270	5.17%
AFS securities (2)	536,379	2,981	2.21%	545,827	3,041	2.24%	572,038	3,213	2.23%
FHLB stock	12,762	168	5.24%	12,762	158	4.98%	12,762	91	2.83%
Fed funds sold	4	—	5.55%	7	—	5.51%	13	—	5.47%
Other (3)	14,597	194	5.29%	14,054	263	7.53%	17,638	161	3.62%
Total interest earning assets	1,967,552	23,573	4.77%	1,948,173	22,325	4.61%	1,927,906	20,735	4.27%
NONEARNING ASSETS
Allowance for credit losses	(13,125)			(13,431)			(12,937)
Cash and demand deposits due from banks	25,903			23,931			25,287
Premises and equipment	27,868			27,999			26,629
Other assets	87,002			80,539			74,244
Total assets	$2,095,200			$2,067,211			$2,041,129
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$358,383	$295	0.33%	$342,931	$334	0.39%	$342,175	$242	0.28%
Savings	599,679	3,437	2.28%	613,601	3,321	2.18%	595,372	2,156	1.44%
Certificates of deposit	375,936	3,899	4.13%	366,440	3,658	4.01%	324,399	2,617	3.20%
Short-term borrowings	48,151	384	3.17%	40,593	321	3.18%	46,574	284	2.42%
FHLB advances	40,588	571	5.60%	45,510	638	5.64%	44,429	617	5.51%
Subordinated debt, net of unamortized issuance costs	29,388	267	3.61%	29,365	266	3.64%	29,298	267	3.62%
Total interest bearing liabilities	1,452,125	8,853	2.43%	1,438,440	8,538	2.39%	1,382,247	6,183	1.77%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	418,973			411,282			451,123
Other liabilities	15,658			16,755			16,802
Shareholders’ equity	208,444			200,734			190,957
Total liabilities and shareholders’ equity	$2,095,200			$2,067,211			$2,041,129
Net interest income (FTE)		$14,720			$13,787			$14,552
Net yield on interest earning assets (FTE) (4)			2.98%			2.85%			2.99%
(1) Includes loans HFS and nonaccrual loans
(2) Average balances for AFS securities are based on amortized cost
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,376,122	$57,150	5.55%	$1,298,316	$48,090	4.95%
AFS securities (2)	546,376	9,153	2.24%	588,796	10,007	2.27%
FHLB stock	12,762	472	4.94%	12,762	226	2.37%
Fed funds sold	6	—	5.59%	11	—	5.08%
Other (3)	17,941	750	5.58%	30,005	1,029	4.59%
Total interest earning assets	1,953,207	67,525	4.62%	1,929,890	59,352	4.11%
NONEARNING ASSETS
Allowance for credit losses	(13,216)			(12,786)
Cash and demand deposits due from banks	24,623			25,043
Premises and equipment	27,962			26,300
Other assets	83,878			75,239
Total assets	$2,076,454			$2,043,686
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$349,086	$1,042	0.40%	$356,608	$582	0.22%
Savings	615,668	10,091	2.19%	623,157	5,471	1.17%
Certificates of deposit	366,672	10,974	4.00%	298,535	5,900	2.64%
Short-term borrowings	43,197	1,026	3.17%	40,707	604	1.98%
FHLB advances	37,883	1,597	5.63%	21,685	887	5.47%
Subordinated debt, net of unamortized issuance costs	29,365	799	3.63%	29,275	799	3.65%
Total interest bearing liabilities	1,441,871	25,529	2.37%	1,369,967	14,243	1.39%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	414,179			466,725
Other liabilities	16,183			15,619
Shareholders’ equity	204,221			191,375
Total liabilities and shareholders’ equity	$2,076,454			$2,043,686
Net interest income (FTE)		$41,996			$45,109
Net yield on interest earning assets (FTE) (4)			2.87%			3.13%
(1) Includes loans HFS and nonaccrual loans
(2) Average balances for AFS securities are based on amortized cost
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

Loans
The following table displays loan balances as of:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Commercial and industrial	$240,589	$238,245	$226,281	$209,738	$195,814	3.94%	19.61%
Commercial real estate	547,038	547,005	561,123	564,244	566,639	0.02%	(4.07)%
Advances to mortgage brokers	76,187	39,300	29,688	18,541	24,807	N/M	N/M
Agricultural	96,794	94,996	93,695	99,994	99,233	7.57%	(4.27)%
Total commercial loans	960,608	919,546	910,787	892,517	886,493	17.86%	10.17%
Residential real estate	369,846	365,188	356,658	356,418	348,196	5.10%	5.02%
Consumer	93,829	96,902	98,063	100,528	99,985	(12.68)%	(8.89)%
Total	$1,424,283	$1,381,636	$1,365,508	$1,349,463	$1,334,674	12.35%	7.39%
The following table presents the composition of our commercial real estate portfolio by industry as of:

	September 30, 2024		December 31, 2023
	Balance	Percent of Total	Balance	Percent of Total
Real estate
Non-owner occupied	$129,595	23.69%	$129,016	22.87%
1-4 family investor	92,154	16.85%	89,208	15.81%
Multifamily	69,624	12.73%	78,108	13.84%
Owner occupied	25,395	4.64%	27,758	4.92%
Hotels	79,397	14.51%	82,650	14.65%
Health care	35,812	6.55%	40,249	7.13%
Retail trade	34,087	6.23%	34,622	6.14%
Manufacturing	11,687	2.14%	12,341	2.19%
Accommodation services	11,547	2.11%	11,277	2.00%
Educational services	11,188	2.05%	11,589	2.05%
Wholesale trade	11,007	2.01%	10,308	1.83%
Construction	4,056	0.74%	5,079	0.90%
Other	31,489	5.75%	32,039	5.67%
Total commercial real estate	$547,038	100.00%	$564,244	100.00%
Commercial real estate loans are subject to a varying degree of risk from changes in interest rates and economic conditions. To control these risks, we maintain strict underwriting standards, lending limits to a single borrower, loan to collateral value limits, and a defined market area. We also monitor and limit loan concentrations to specific industries. Our practices also include appropriate loan reviews, and monitoring of past due levels, concentrations, industry trends, and other qualitative factors.

Deposits
The following table displays deposit balances as of:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Noninterest bearing demand deposits	$421,493	$412,193	$413,272	$428,505	$445,043	9.02%	(2.18)%
Interest bearing demand deposits	376,592	338,329	349,401	320,737	363,558	45.24%	23.22%
Savings	600,150	603,328	639,491	628,079	628,795	(2.11)%	(5.93)%
Certificates of deposit	383,597	368,449	366,143	346,374	332,078	16.45%	14.33%
Total	$1,781,832	$1,722,299	$1,768,307	$1,723,695	$1,769,474	13.83%	4.50%

Asset Quality Analysis
The following table outlines our quarter-to-date asset quality analysis as of, and for the three-month periods ended:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
NONPERFORMING ASSETS
Commercial and industrial	$120	$271	$567	$491	$17
Commercial real estate	—	—	234	—	—
Agricultural	—	167	189	205	208
Residential real estate	427	556	293	286	295
Consumer	—	—	—	—	—
Total nonaccrual loans	547	994	1,283	982	520
Accruing loans past due 90 days or more	64	15	—	87	—
Total nonperforming loans	611	1,009	1,283	1,069	520
Foreclosed assets	546	629	579	406	509
Debt securities	12	12	12	12	77
Total nonperforming assets	$1,169	$1,650	$1,874	$1,487	$1,106
Nonperforming loans to gross loans	0.04%	0.07%	0.09%	0.08%	0.04%
Nonperforming assets to total assets	0.06%	0.08%	0.09%	0.07%	0.05%
ACL as a % of nonaccrual loans	2,309.87%	1,317.40%	1,043.65%	1,334.83%	2,455.19%
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$13,095	$13,390	$13,108	$12,767	$12,833
Charge-offs	1,767	527	191	452	179
Recoveries	408	134	145	71	433
Net loan charge-offs (recoveries)	1,359	393	46	381	(254)
Provision for credit losses - loans	899	98	328	722	(320)
Allowance at end of period	$12,635	$13,095	$13,390	$13,108	$12,767
ACL to gross loans	0.89%	0.95%	0.98%	0.97%	0.96%
Reserve for unfunded commitments	498	450	379	315	352
Provision for credit losses - unfunded commitments	47	72	64	(38)	28
Reserve to unfunded commitments	0.15%	0.14%	0.11%	0.10%	0.11%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$(6)	$334	$(2)	$242	$(41)
Commercial real estate	(318)	(29)	(6)	(3)	(3)
Agricultural	—	—	(2)	(6)	—
Residential real estate	(20)	(19)	(63)	(14)	(266)
Consumer	1,703	107	119	162	56
Total	$1,359	$393	$46	$381	$(254)
Net (recoveries) charge-offs (Quarter to Date annualized to average loans)	0.39%	0.11%	0.01%	0.11%	(0.08)%
Net (recoveries) charge-offs (Year to Date annualized to average loans)	0.17%	0.00%	0.00%	0.00%	(0.03)%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$2,226	$1,484	$7,938	$3,895	$715
Accruing loans past due 90 days or more	64	15	—	87	—
Total accruing past due loans	2,290	1,499	7,938	3,982	715
Nonaccrual loans	547	994	1,283	982	520
Total past due and nonaccrual loans	$2,837	$2,493	$9,221	$4,964	$1,235

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 61,560 shares or $1,190 of common stock during the first nine months of 2024, as compared to 55,456 shares or $1,208 of common stock during the same period in 2023. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $332 and $477 during the nine-month periods ended September 30, 2024 and 2023, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $71 during the first nine months of 2024, as compared to $219 during the same period in 2023.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 124,969 shares or $2,419 of common stock during the first nine months of 2024 and 124,320 shares or $2,906 during the first nine months of 2023. As of September 30, 2024, we were authorized to repurchase up to an additional 145,837 shares of common stock.
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
The following table sets forth our ratios as of:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
Common equity tier 1 capital	12.08%	12.37%	12.36%	12.54%	12.43%
Tier 1 capital	12.08%	12.37%	12.36%	12.54%	12.43%
Total capital	14.90%	15.29%	15.31%	15.52%	15.39%
Tier 1 leverage	8.77%	8.83%	8.80%	8.76%	8.77%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $340,365, or 16.15% of assets, as of September 30, 2024, compared to $381,417, or 18.52%, as of December 31, 2023. The decrease in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Deposit accounts are our primary source of funds. Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2024, we had available lines of credit of $360,440.
We monitor our daily liquidity position to meet our cash flow needs. We also forecast anticipated funding needs for changes in interest rates and economic conditions, the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits, and regulatory capital requirements. Our liquidity stress testing is designed with consideration of these and other factors that could pose undue risk to liquidity.

Our liquidity position remained strong at September 30, 2024, which is illustrated in the following table:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
Total cash and cash equivalents	$27,378	$23,559	$25,218	$33,672	$115,879
Brokered CD capacity	120,000	120,000	120,000	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000	93,000	93,000	73,000
FHLB borrowings	233,552	194,403	248,624	211,860	182,125
FRB Discount Window	28,888	28,148	28,083	28,220	27,785
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	360,440	320,551	374,707	338,080	287,910
Unencumbered lendable value of FRB collateral, estimated (1)	290,000	290,000	310,000	320,000	320,000
Total cash and liquidity	$797,818	$754,110	$829,925	$811,752	$843,789
Uninsured deposits	$687,990	$623,245	$658,564	$600,381	$615,633
Coverage ratio of uninsured deposits with total cash and liquidity	116%	121%	126%	135%	137%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $200,000 as of September 30, 2024.
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

The following table summarizes our interest rate sensitivity for 12 and 24 months as of September 30, 2024. The results displayed in the table reflect the modeling of immediate shifts in the yield curve and a flat balance sheet and may not reflect actual or expected changes.

	September 30, 2024
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(3.64)%	(1.23)%	4.15%	4.86%	(9.34)%	(3.64)%	6.44%	0.66%
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

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of, and for the:

		Three Months Ended					Nine Months Ended
		September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023	September 30 2024	September 30 2023
Net income		$3,281	$3,481	$3,131	$3,803	$4,413	$9,893	$14,364
Nonrecurring items:
Net gains on sale of AFS securities		—	—	—	—	—	—	67
Net gains (losses) on foreclosed assets		4	6	69	8	75	79	150
Other (1)		(1,622)	—	—	—	—	(1,622)	—
Income tax impact		340	(1)	(14)	(2)	(16)	324	(46)
Total nonrecurring items		(1,278)	5	55	6	59	(1,219)	171
Adjusted net income	(A)	$4,559	$3,476	$3,076	$3,797	$4,354	$11,112	$14,193

Noninterest expenses		$13,228	$12,895	$12,676	$11,915	$12,658	$38,799	$37,395
Amortization of acquisition intangibles		—	1	—	1	—	1	2
Adjusted noninterest expense	(B)	$13,228	$12,894	$12,676	$11,914	$12,658	$38,798	$37,393

Net interest income		$14,488	$13,550	$13,242	$13,612	$14,302	$41,280	$44,332
Tax equivalent adjustment for net interest margin		232	237	246	246	250	716	777
Net interest income (FTE)	(C)	14,720	13,787	13,488	13,858	14,552	41,996	45,109
Noninterest income		3,528	3,608	3,468	3,516	3,414	10,604	10,311
Tax equivalent adjustment for efficiency ratio		53	53	51	50	48	157	143
Adjusted revenue (FTE)		18,301	17,448	17,007	17,424	18,014	52,757	55,563
Nonrecurring items
Net gains on sale of AFS securities		—	—	—	—	—	—	67
Net gains (losses) on foreclosed assets		4	6	69	8	75	79	150
Total nonrecurring items		4	6	69	8	75	79	217
Adjusted revenue	(D)	$18,297	$17,442	$16,938	$17,416	$17,939	$52,678	$55,346
Efficiency ratio	(B/D)	72.30%	73.93%	74.84%	68.41%	70.56%	73.65%	67.56%

Average earning assets	(E)	1,967,552	1,948,173	1,943,758	1,943,937	1,927,906	1,953,207	1,929,890
Net yield on interest earning assets (FTE)	(C/E)	2.98%	2.85%	2.79%	2.83%	2.99%	2.87%	3.13%
(1) Provision for credit losses impact of a $1,622 charge-off related to overdrawn deposit accounts from a single customer.

		Three Months Ended					Nine Months Ended
		September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023	September 30 2024	September 30 2023
Average assets	(F)	2,095,200	2,067,211	2,066,757	2,053,437	2,041,129	2,076,454	2,043,686
Average shareholders' equity	(G)	208,444	200,734	203,434	188,958	190,957	204,221	191,375
Average tangible shareholders' equity	(H)	160,161	152,451	155,150	140,674	142,672	155,938	143,089
Average diluted shares outstanding (2)	(I)	7,473,184	7,494,828	7,507,739	7,526,515	7,570,374	7,492,404	7,591,664

Adjusted diluted earnings per share	(A/I)	$0.61	$0.46	$0.41	$0.50	$0.58	$1.48	$1.87
Adjusted return on average assets	(A/F)	0.87%	0.68%	0.60%	0.73%	0.85%	0.71%	0.93%
Adjusted return on average shareholders' equity	(A/G)	8.70%	6.96%	6.08%	7.97%	9.05%	7.27%	9.92%
Adjusted return on average tangible shareholders' equity	(A/H)	11.32%	9.17%	7.97%	10.71%	12.11%	9.52%	13.26%
(2) Whole shares
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended September 30, 2024, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
June 30, 2024				198,713
July 1 - 31	9,656	$18.43	9,656	189,057
August 1 - 31	37,768	19.36	37,768	151,289
September 1 - 30	5,452	19.81	5,452	145,837
September 30, 2024	52,876	$19.23	52,876	145,837
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended September 30, 2024, none of the Corporation’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

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

Isabella Bank Corporation

Date:	November 14, 2024	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024	/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)