Form 10-K
period 2024-12-31
ISABELLA BANK Corp
filed 2025-03-12
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $132,606,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,414,594 as of March 11, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 2025 are incorporated by reference in this Form 10-K in response to Part III. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 25, 2025.

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	FTE: Fully taxable equivalent
AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALCO: Asset-Liability Committee	HFI: Held-for-investment
ALLL: Allowance for loan and lease losses	HFS: Held-for-sale
AOCI: Accumulated other comprehensive income	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	IT: Information Technology
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
BHC Act: Bank Holding Company Act of 1956	NASDAQ: NASDAQ Stock Market Index
Board: Board of Directors of Isabella Bank Corporation	NAV: Net asset value
BOLI: Bank-owned life insurance	NIM: Net Interest Margin
CECL: Current expected credit losses	NSF: Non-sufficient funds
CFPB: Consumer Financial Protection Bureau	NYSE: New York Stock Exchange
CIK: Central Index Key	OCI: Other comprehensive income (loss)
DIF: Deposit Insurance Fund	OMSR: Originated mortgage servicing rights
DIFS: Department of Insurance and Financial Services	OREO: Other real estate owned
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	PCAOB: Public Company Accounting Oversight Board
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	Rabbi Trust: A trust established to fund our Directors Plan
Exchange Act: Securities Exchange Act of 1934	RSP: Isabella Bank Corporation Restricted Stock Plan
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
FRB: Federal Reserve Bank	Yield Curve: U.S. Treasury Yield Curve
Freddie Mac: Federal Home Loan Mortgage Corporation

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
Lending activities include loans for commercial and agricultural operations and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and purchased loans from the secondary market are minimal. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 3 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, and ATMs. We also offer full service investment management, trust and estate services.
As of December 31, 2024, we had 368 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31.1 and 31.2 to this Form 10-K for such certification of consolidated financial statements and other information for this 2024 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Note 9 – Capital Ratios and Shareholders' Equity” and Note 14 – Off-Balance-Sheet Activities, Commitments and Other Matters of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Item 1A. Risk Factors.
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
If any of the events described in the risk factors should occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.
CREDIT RISKS
Deterioration in credit quality may adversely affect our earnings.
Our primary source of revenue is interest income derived from loans to individuals, small businesses, and commercial entities. As such, we are exposed to credit risk, which is the risk that borrowers may fail to meet their repayment obligations. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results.
The credit quality of our loan portfolio can be influenced by several factors, including changes in economic conditions, the financial health of borrowers, industry-specific risks, and local market conditions. A downturn in the local or national economy could lead to higher unemployment rates, reduced consumer spending, and lower demand for credit, which in turn could increase the risk of loan defaults and charge-offs. Even in stable economic environments, we may experience higher-than-expected loan delinquencies or defaults, which could lead to increased provisions for loan losses and adversely impact our profitability and capital.
To manage the credit risk arising from lending activities, we maintain sound underwriting policies and procedures. We continuously monitor asset quality to determine the appropriateness of valuation allowances.
Credit losses could increase, and the allowance may not be adequate to cover actual loan losses.
We maintain an ACL to reserve for estimated expected credit losses within our loan portfolio. The level of the ACL reflects our evaluation of industry concentrations; specific credit risks; loan loss experience; loan portfolio quality; and economic, political and regulatory conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires management to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Although management believes the ACL is appropriate to absorb probable losses within the loan portfolio, this allowance may not be adequate. An increase in the allowance would result in an expense for the period, thereby reducing the amount of reported net income, which may also adversely affect capital.
Concentrations within the loan portfolio may increase exposure to credit losses.
A financial institution’s exposure to risk increases if a disproportionate amount of the loan portfolio is extended to a single borrower, specific industry sector, or geographic area. A downturn in the economy, natural disaster, or industry-specific stressor may have a larger impact on the financial health of those borrowers, and in turn, the financial institution.
The Bank’s loan portfolio consists of consumer, commercial, and agricultural loans. While our risk management framework includes robust underwriting standards, diversified lending practices, and monitoring of concentration risk within the portfolio, unforeseen economic shocks or industry-specific downturns could still lead to higher-than-expected loan losses, charge-offs, and impairments to collateral.

INTEREST RATE AND LIQUIDITY RISKS
Changes in interest rates may reduce our net interest income.
As a financial institution, our earnings and cash flows are largely dependent upon our ability to generate net interest income. Interest rate risk results from the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets, such as loans and securities, and its interest-bearing liabilities, such as deposits and borrowed funds.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, changes in monetary policy, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies. We monitor the potential effects of changes in interest rates through simulations and gap analyses. To help mitigate the effects of changes in interest rates, we make significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.
The value of our investment securities portfolio may be negatively impacted by fluctuations in the market, including credit deterioration of the issuers of individual securities.
A volatile interest rate environment, illiquid market, or decline in credit quality could require us to recognize a credit-related impairment to the investment securities held in our portfolio. We consider many factors in determining whether a credit-related impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability that the issuer will be unable to pay the amount when due. While we do not intend to sell a security in an unrealized loss position or before recovery of its cost basis, the presence of these risk factors could lead to impairment charges.
We are subject to liquidity risk in our operations, which could adversely impact our ability to fund various obligations.
Liquidity risk is the risk to earnings or capital arising from our inability to meet obligations, such as deposit withdrawals, loan disbursements, and other operating costs, when they come due without incurring unacceptable and significant costs. Liquidity risk includes the inability to manage unplanned changes in funding sources, or failure to address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. Retail deposits, cash, and unencumbered AFS securities are our primary sources of liquidity, supplemented by alternative and wholesale funding sources. Our ability to manage liquidity will be hindered if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we rely too heavily on more expensive funding sources to support future growth, our operating margins and profitability would be adversely affected.
Minimum capital requirements may adversely affect our ability to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations.
As a banking organization, our capital and liquidity are subject to regulation and supervision by banking regulators. We are required to maintain minimum levels of capital. The need to maintain capital and liquidity could result in our being required to increase our regulatory capital, restrict our lending capacity, and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
Our access to funds from subsidiaries may be restricted.
The Corporation is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. The Corporation depends on dividends, distributions and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock, debt service of subordinated borrowings, fund stock repurchase program and to fund strategic initiatives or other obligations. The Corporation’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Corporation based on assertion that certain payments from subsidiaries are considered an unsafe or unsound practice, which could impede our access to funds that we may need to make payments on our obligations or dividend payments, if and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose.
Earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and execute opportunities to generate fee-based income.
Historically, our loan and deposit growth has been the principal factor in our increase in net-interest income. If we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. The Corporation’s ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.
Wholesale funding sources may prove insufficient to replace deposits, support operations and future growth.
We must maintain sufficient funds to respond to the needs of customers. To manage liquidity, we use several funding sources in addition to core deposit growth, loan repayments and maturities of loans and securities. These sources include FHLB and FRB advances, proceeds from the sale of securities and loans and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we need to rely heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, our operating margins and profitability would be adversely affected.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a lower cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if deposits are lost and we are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest income, net interest margin, and net income.
Prepayments of loans may negatively impact our business as customers may prepay the principal amount of their outstanding loans at any time.
The speeds at which such prepayments occur, as well as the size of such prepayments, are within the customers’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on net interest income. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.
Secondary mortgage market conditions may adversely affect our financial condition and earnings.
The secondary mortgage markets are impacted by interest rates and investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate in the future. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes, change loan portfolio composition, and reduce operating results. Secondary markets are affected by Fannie Mae, Freddie Mac, and Ginny Mae for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, changes in conforming loan criteria or other factors. Proposals to reform mortgage finance could affect the role of these agencies and the market for conforming loans.
OPERATIONAL AND REPUTATIONAL RISKS
Operational risks could lead to financial loss, litigation, and reputation risk.
Like most financial institutions, we are exposed to many types of operational risk. Operational risk is the risk of loss resulting from failed or inadequate internal processes, people, and systems or from external events. Errors or lapses in internal controls could result in financial loss, regulatory violations, or reputational damage. Our dependence upon automated systems may further increase the risk that system errors will result in losses that are difficult to detect. Operational risks may also arise from employee misconduct, including fraud or theft. These factors may lead to reputation risk and transaction risk.
Reputation risk is managed by developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting our safety and soundness. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the Corporation’s internal control environment.
To minimize potential losses due to operational risks, we have established a robust system of internal controls that are regularly tested by our internal audit department in conjunction with external audit firms. While we strive to maintain robust internal controls and oversight, there is no guarantee that operational failures will be entirely avoided.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber-attacks, breach of computer systems or other means could severely harm the Company’s business.
See Item 1C. Cybersecurity.

Our operations rely on external vendors.
We rely upon certain external vendors for our daily operations, some of which provide critical functions. If one of these vendors fails to perform in accordance with their established performance standards or encounters financial, regulatory, or strategic issues, it could disrupt our operations and/or expose us to liability. While we have a formal vendor management program to assist in vendor selection and ongoing performance monitoring, the failure of a vendor to perform in accordance with contractual agreements could have a material adverse effect on our financial condition and results of operations.
The Bank may experience losses related to fraud or theft.
Reported fraud continues to increase on local, state, and national levels. The increased use of the internet and mobile devices to conduct financial and other everyday transactions, coupled with the increased sophistication and activities of criminals, increases the Bank’s security risks. Criminals are using social engineering and phishing attacks for identity theft and account takeover. ATM/debit card, check, real-time payment, and wire fraud are just a few examples of the channels used by criminals to steal money. While the Bank continues to invest in fraud prevention tactics and tools, along with educating the public about common scams, the losses from fraud and theft cannot be eliminated entirely.
The Bank’s framework for managing risk may not be effective in mitigating its risk and loss.
The Bank’s risk management framework seeks to mitigate risk and loss by ensuring a culture of risk management is integrated throughout the Bank’s operational processes, strategic planning, and business lines. The Bank has established policies and procedures intended to identify, measure, monitor, report and manage risk. This includes oversight of compliance, credit, legal, liquidity, market, operational, strategic, reputational, and wealth risk. If our risk management framework proves ineffective, we could incur losses, regulatory penalties, and reputational damage that may affect our financial condition or results of operations.
Impairment of goodwill could result in a negative impact on our results of operations.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or the occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2024, our annual impairment test conducted in October, using discounted cash flows and market-based approaches, indicated that the estimated fair value of our sole reporting unit “Isabella Bank” exceeded the carrying value. In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.
STRATEGY AND EXTERNAL RISKS
Deterioration in national, state and local economic conditions may adversely affect our financial performance.
The results of operations for financial institutions, including our Bank, may be adversely affected by changes in local, state, and national economic conditions. We provide banking and financial services to individuals and businesses located primarily in the Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, international or domestic occurrences, a health crisis, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
An economic downturn in the state, national, or global markets, could also negatively impact our financial condition and results of our operations. Broader economic and geopolitical developments, including global trade tensions, political instability, and natural disasters, can create volatility in financial markets and affect the economic outlook. A significant decline in U.S. GDP, rising inflation, or prolonged high unemployment rates could reduce demand for loans, increase credit risk, and reduce consumer confidence. Geopolitical events, such as trade wars or foreign conflicts, can disrupt markets and introduce volatility, which may indirectly affect our operations by influencing local economic conditions, interest rates, and the availability of capital.
We continually monitor key economic indicators to anticipate the possible effects of downturns in the local, regional, and national economies.

Monetary policy and economic environment could impact our financial performance.
Our earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the FRB. Among the instruments of monetary policy used by the FRB to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments, and deposits, and the interest rates charged on loans and paid for deposits.
The FRB frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates, thereby affecting the strength of the economy, the level of inflation, or the price of the dollar in foreign exchange markets. The monetary policies of the FRB have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on our business and earnings.
Wealth management business line could create risks associated with the industry.
Our wealth management operations present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market and interest rate volatility that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management operations. In addition, our wealth management operations are dependent on our financial advisors, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.
Strong competition within our markets may significantly impact profitability.
We compete with an ever-increasing array of financial service providers. See the section entitled “General” in Item 1. Business for additional competitor information. Competition from nationwide banks, as well as local institutions, continues to mount in our markets. To compete, we focus on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect growth and profitability.
Market changes may adversely affect demand for our services and impact revenue, costs, and earnings.
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, increased use of e-commerce channels, and demand for relationship managers who can service multiple product lines. We have an ongoing process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships. We compete with larger financial institutions who are rapidly evolving their service channels and escalating the costs of the service process.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated because of trading, clearing, counterparties and other relationships. Further, when volatility, market events or similar issues affect a subset of financial institutions, or when there are news reports or high-profile incidents relating to trends, concerns, and other issues in the banking industry, the ramifications can affect the sector, regardless of the effect, or lack thereof, on any specific institution. We have exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Future events of this nature could have an adverse effect on our business, financial condition and results of operations.
Expansion, growth, and acquisitions could negatively impact earnings if not successful.
We may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions. Success of these activities depends on our ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth. Success may also depend on acceptance of the Bank by customers in these new markets and, in the case of expansion through acquisitions, these factors include the long-term recruitment and retention of key personnel and acquired customer relationships. Profitability depends on whether the marginal revenue generated in the new markets will offset the increased expenses of operating a larger entity, with more staff, more locations, and more product offerings. Failure to achieve any of these success factors may have a negative impact on our financial condition and results of operations.
We may be adversely affected by continuous technological change.
The financial services industry is undergoing rapid technological change which includes the frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional operational efficiencies.
The introduction of new products and services can entail significant time and resources. Our failure to manage risks and uncertainties associated with new products and services exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation.
LEGAL, REGULATORY AND COMPLIANCE RISKS
We are subject to extensive government regulation and supervision, and any regulatory changes may adversely affect us.
As a federally insured financial institution, we are subject to regulation and oversight by various regulatory bodies including the FDIC, DIFS, FRB, SEC, and the CFPB. Federal and state laws and regulations are designed primarily to protect the deposit insurance fund, consumers, and the stability of the U.S. financial system, and not necessarily our shareholders. If we do not appropriately comply with regulations, the Bank may be subject to fines, penalties or judgements, or material regulatory restrictions in its business.
The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict in advance.
The Bank has a formal Compliance Risk Management Program in place to mitigate the risk of noncompliance with laws, regulations, or rulings. However, changes or stricter enforcement of these laws could lead to higher compliance costs or require adjustments to our business practices, which may affect profitability. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities. This includes the imposition of restrictions on the operations of an institution, the classification of assets by the institution, and the appropriateness of an institution’s allowance for credit losses. Future regulatory changes or accounting pronouncements may also increase our regulatory capital requirements or adversely affect our regulatory capital levels.
Legal and regulatory proceedings could adversely affect us or the financial services industry in general.
We may be subject to various legal and regulatory proceedings in the future. Actions by regulatory agencies or significant litigation against us could require significant time and resources to respond to those actions and may lead to penalties. Whether the claims and legal action related to our performance are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant liability, adversely affect reputation, and reduce demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, financial condition and results of operations.
Societal responses to climate change could adversely affect the Bank’s business and performance, including indirectly through impacts on the Bank’s customers.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own because of these concerns. The Bank and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. The Bank and its customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on our role in carbon intensive activities that may be negatively affected by economic transition towards a lower-carbon economy. The Bank could experience a drop in demand for its products and services, particularly in certain sectors. In addition, the Bank could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Bank’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-resilient companies, may not be effective in protecting use from the negative impact of new laws and regulations or changes in consumer or business behavior.
Pandemics, severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business and the business of our customers.
Pandemics, severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality industry in our markets, which could have a direct negative impact on our business and results of operations. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the way we conduct our business activities.We have developed and tested disaster recovery plans for all significant aspects of our operations to minimize disruption.
GENERAL RISK FACTORS
Changes in accounting policies or in accounting standards could materially affect our results of operations, and financial condition.
Accounting policies are fundamental to understanding our results of operations, and financial condition. Some of the accounting policies are critical because they require us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We may experience material losses if such estimates or assumptions underlying in our financial statements are incorrect.
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes could materially impact how we report our results of operations and financial condition. New or revised standards could also require retroactive application, which could result in the restatement of our prior period financial statements in material amounts.
Internal controls may become ineffective in preventing or detecting material errors.
We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
We may be unable to attract and retain key personnel.
Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense, and we may not be able to hire or retain the key personnel. The unexpected loss of key personnel could have an adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding a qualified replacement.
Although publicly traded, our common stock has substantially less liquidity than stocks listed on NYSE, NYSE American and NASDAQ exchanges.
Our common stock is traded on the OTC market under the symbol “ISBA.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the price at which they acquired shares.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk
As a financial institution, we may be the target of a security breach due to a cybersecurity attack. While we have not encountered a cybersecurity incident that has materially impacted our operations or financial results, a security breach due to a cyber-attack in the future could result in a material impact to us, our customers, and our third-party vendors. The risk of such event could increase in the future due to the expansion of mobile banking and other internet-based product offerings, our use of internet-based services for internal and external purposes, acquisition and integration of new products and other offerings, increased use of third-party software solutions, and the growing customer reliance on mobile devices.
Cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Techniques used in cyber-attacks evolve frequently, are increasingly sophisticated, and may not be recognized until launched. Cyber-attacks can originate from a wide variety of sources, including both internal and external sources, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to broadly disrupt the operations of financial institutions. We may be unable to fully prevent cyber-attacks due to the inability to anticipate, detect, or recognize threats to our systems, or to implement effective preventative measures against all breaches. In addition, we do not have control over the cybersecurity of the systems of our customers, counterparty, and third-party service providers.
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
Should we, or the third parties we do business with, fall victim to successful cyber-attacks or experience other cybersecurity incidents, the result could include negative consequences. Such consequences could include, but are not limited to: significant disruption of our operations and those with whom we do business, including losing access to important business systems; misappropriation of confidential information related to customers, counterparties, employees, or other parties; severe damage to our reputation; the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated, or destroyed, or the inability to prevent systems from processing fraudulent transactions; violations of applicable privacy and other laws; financial loss to us or our customers, counterparties, or employees; exposure to the risk of litigation, regulation, and other liability, which may include fines or other penalties and increased cybersecurity or other insurance premiums. The extent of a particular cyber-attack and the steps we must take to investigate and respond to it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed.
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
The Board Risk Committee provides a verbal risk report and meeting minutes to the Board periodically. In addition, the full Board reviews the Risk Management processes and results, and the Board's Audit Committee tracks any corrective actions identified in the Internal Audit process. Cybersecurity incidents are escalated to the Board in a timely manner using the processes defined within the Bank’s Incident Response Plan.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(Dollars in thousands except per share amounts)
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,424,893 shares are issued and outstanding as of December 31, 2024. As of that date, there were 2,590 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2024
First Quarter	159,934	$18.25	$21.74
Second Quarter	141,728	17.75	19.85
Third Quarter	166,932	17.55	22.00
Fourth Quarter	161,772	20.10	26.23
Total	630,366
2023
First Quarter	131,476	$22.08	$25.10
Second Quarter	123,123	19.13	26.00
Third Quarter	128,216	19.61	23.00
Fourth Quarter	111,755	19.75	22.00
Total	494,570
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2024	2023
First Quarter	$0.28	$0.28
Second Quarter	0.28	0.28
Third Quarter	0.28	0.28
Fourth Quarter	0.28	0.28
Total	$1.12	$1.12
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 28, 2021, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.

The following table provides information for the unaudited three-month period ended December 31, 2024, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				145,837
October 1 - 31	9,135	$21.67	9,135	136,702
November 1 - 30	9,778	24.34	9,778	126,924
December 1 - 31	8,695	25.42	8,695	118,229
Balance, December 31	27,608	$23.80	27,608	118,229
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
Forward-Looking Statements
Information in this Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward-looking statements generally relate to losses, impact of events, financial condition, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting the Corporation and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result", “expect”, “plan”, “believe”, “estimate”, “anticipate”, “strategy”, “trend”, “forecast”, “outlook”, “project”, “intend”, “assume”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”,“achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors described in this report, or included in any subsequent filing by the Corporation with the Securities and Exchange Commission. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Corporation cautions you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Annual Report on Form 10-K that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names.

Executive Summary
Comparison of Operating Results for the year ended December 31, 2024 and 2023
We reported net income for the year ended December 31, 2024 of $13,889, or $1.86 per diluted share, compared with $18,167, or $2.40 per diluted share, for the same period of 2023. The non-GAAP measure of net income was $15,016, or $2.01 per diluted share, compared to $17,989, or $2.37 per diluted share, for the respective periods. The adjusted net income for 2024 excludes a net charge-off of $1,556 related to overdrawn deposit accounts from a single customer. The decrease in adjusted net income primarily reflects the impact on net interest income due to slower repricing of earning assets as compared to the rising costs of interest bearing liabilities. The decrease in net income for the comparative periods also included an increase in provision for credit losses and compensation expenses.
Net interest income was $55,835 in 2024 compared with $57,944 in the same period of 2023. The comparison of NIM and yield on interest earning assets were 2.90% and 4.65% compared to 3.05%, and 4.17% for 2024 and 2023, respectively. The book yield from securities was 2.22% and 2.26% during 2024 and 2023, respectively. The weighted average maturity of our U.S. Treasury portfolio is less than 1.4 years, and the proceeds are expected to be reinvested in market rate loans and securities, or to pay off borrowed funds. The yield on loans expanded to 5.58%, from 5.02% due to higher rates on new loans and fixed rate commercial loans that have and continue to reprice to variable rates. At the end of 2024, approximately 40% of commercial loans were fixed at rates lower than current market rates, but the majority will contractually reprice to variable rates over the next four years. Our cost of interest bearing liabilities increased to 2.37% from 1.57% in 2023, but have stabilized in comparison to the first half of the year.
The provision for credit losses for the year ended December 31, 2024 was $1,884, compared to $629 for the same period in 2023. The provision for 2024 includes the recovery of contractual principal of two previously charged-off commercial loans totaling $314. Given these loan recoveries, our historical loss rate experience improved which provided a benefit of $435. The benefits were offset by a $1,556 net charge-off related to an overdrawn deposit account from a single customer and additional reserves for core loan growth.
Noninterest income for the year ended December 31, 2024 was $14,576, an increase of $749, or 5.4%, in comparison to 2023. Wealth management fees grew $484, or 13.6%, due to higher assets under management. Managed assets increased $17,015 driven by growth in new accounts and higher security valuations. Customer service fees increased $329, based on a higher number of transaction accounts.
Noninterest expenses were $52,129 for the year ended December 31, 2024, increasing $2,819 when compared to the same period in 2023. Annual merit increases and medical claims resulted in a $2,671 increase in compensation and benefits. Our efficiency ratio was 73.01% in 2024 compared to 67.76% in 2023 and the increase primarily reflects lower NIM and a relatively stable base of noninterest expense.
Financial Condition (December 31, 2024 to December 31, 2023 comparison)
Total assets were $2,086,241 at December 31, 2024, increasing $27,273 due to loan growth funded by deposits and amortization of AFS securities.
Our AFS securities portfolio totaled $489,029 at December 31, 2024, declining $39,119 due to municipal maturities and principal paydowns on mortgage-related securities. Net unrealized losses on our AFS securities portfolio were $26,487 at December 31, 2024, improving $5,339 since December 31, 2023. Net unrealized losses as a percentage of total AFS securities improved to 5.1% from 5.7% at the end of 2023 due to an increase in bond yields. Bond rates may vary from quarter to quarter, however, unrealized losses are expected to decrease as most of the bond portfolio approaches its maturity over the next two years.
Loans outstanding as of December 31, 2024 totaled $1,423,571, increasing $74,108 since December 31, 2023. Growth during 2024 was driven by an increase of $44,539 in advances to mortgage brokers, $35,156 in commercial and industrial loans, and $24,454 in residential loans, offset by a $16,797 decrease in commercial real estate loans. The growth in commercial and industrial loans primarily was in the hotel management and construction industries. The increase in residential loans was related to steady new volume and continued slowing of prepayments. The decline in commercial real estate loans during 2024 included a $6.4 payoff during the fourth quarter on a relationship that had an elevated credit risk as well as declines in the multifamily real estate, healthcare, and hotel industries. Core loans, which excludes advances to mortgage brokers, grew $29,569 or 2.2%.
The ACL was $12,895 at December 31, 2024, a decrease of $213 from $13,108 at December 31, 2023. Most of the decrease is due to improvement in historical loss experience, which was driven by the recovery of previously charged-off loans during the year. This improvement was offset by core loan growth and the impact from a few commercial loans totaling $33,875 that migrated to a special mention risk rating during the fourth quarter. The downgraded loans are well collateralized and are not an indication of a negative trend in the broader portfolio. Nonaccrual loans were $282 as of December 31, 2024 compared to $982 at December 31, 2023. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.40% at December 31, 2024, compared to 0.29% at year-end 2023. Overall, credit quality remains strong, and there are no negative trends.
Total deposits were $1,747,060 as of December 31, 2024, increasing $23,365, or 1.4%, from December 31, 2023. Retail certificates of deposit accounts were up $41,217, driven by continued demand due to the rate environment. Interest bearing demand deposits increased $20,629, while savings and demand deposits declined $26,349 and $12,132, respectively. The decline in savings products was driven in part by expected outflows of businesses and municipalities to fund large, regional projects and disintermediation into higher yielding accounts.
Total equity was $210,276 at December 31, 2024 compared to $202,402 at year-end 2023. Our tangible book value per share was $21.82 as of December 31, 2024, compared to $20.59 on December 31, 2023. Net unrealized losses on AFS securities reduced tangible book value per share by $2.82 and $3.37 for the respective periods. Share repurchases totaled 152,577 during 2024 for a value of $3,076 at an average price of $20.16.
We continue to have robust liquidity levels and capital. As of December 31, 2024, we had $776,672 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.86%, Tier 1 risk-based capital was 12.21%, and Total risk-based capital was 15.06%.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2023 and 2022 have been reclassified to conform with the 2024 presentation.
Subsequent Events
We evaluated subsequent events after December 31, 2024 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2024 and the date our consolidated financial statements were issued.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 11, 2025.

Selected Financial Data
The following table outlines our results of operations and provides certain key performance measures as of, and for the years ended December 31:

	2024	2023	2022
PER SHARE
Basic earnings	$1.86	$2.42	$2.95
Diluted earnings	1.86	2.40	2.91
Adjusted diluted earnings (1)	2.01	2.37	2.91
Dividends	1.12	1.12	1.09
Book value (2)	28.32	27.04	24.63
Tangible book value (2)	21.82	20.59	18.25
Market price (2)	25.99	21.50	23.50
PERFORMANCE RATIOS
Return on average total assets	0.67%	0.89%	1.08%
Adjusted return on average total assets (1)	0.72%	0.88%	1.08%
Return on average shareholders' equity	6.73%	9.52%	11.41%
Adjusted return on average shareholders' equity (1)	7.28%	9.43%	11.40%
Return on average tangible shareholders' equity	8.78%	12.75%	15.17%
Adjusted return on average tangible shareholders' equity (1)	9.50%	12.63%	15.16%
Net interest margin yield (FTE) (1)	2.90%	3.05%	3.18%
Efficiency ratio (1)	73.01%	67.76%	62.10%
Gross loan to deposit ratio (2)	81.48%	78.29%	72.48%
Shareholders' equity to total assets (2)	10.08%	9.83%	9.17%
Tangible shareholders' equity to tangible assets (2)	7.95%	7.66%	7.78%
FINANCIAL DATA (in millions)
Total assets (2)	2,086	2,059	2,030
AFS securities (2)	489	528	580
Gross loans (2)	1,424	1,349	1,264
ACL (2)	13	13	10
Deposits (2)	1,747	1,724	1,744
Borrowed funds (2)	113	116	87
Shareholders' equity (2)	210	202	186
Wealth assets under management (2)	658	641	514
Net income	14	18	22
Interest income	90	80	66
Interest expense	34	22	5
Net interest income	56	58	60
Provision for credit losses	2	1	—
Noninterest income	15	14	14
Noninterest expenses	52	49	47
(1) Non-GAAP financial measure; refer to the "Recconcilation of Non-GAAP Financial Measures" section
(2) At end of period

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
The ACL requires our most subjective and complex judgment. Changes in economic conditions and other external factors can have a significant impact on the ACL and, therefore, the allowance for credit losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ACL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods. Additionally, changes in circumstances related to individually large credits, or certain macroeconomic forecast assumptions may result in volatility.
Estimating how potential changes in economic factors might affect the overall allowance is challenging because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical stressed forecast, we estimated the ACL using forecast inputs that were severely unfavorable to the expected scenario for the external factors related to economic conditions, the value of underlying collateral, and the volume and severity of past due, nonaccrual, and adversely classified loans. This stress scenario resulted in an ACL that is approximately $4,500 higher than the recorded ACL as of December 31, 2024.
For additional discussion concerning our ACL and related matters, see “ACL - Loans” and “Note 3 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
U.S. generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record the fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with independent experts to determine the fair value of the identified asset or liability. Once valuations have been determined, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively and quantitatively evaluated annually to determine if it is more likely than not that the carrying balance is impaired on at least an annual basis. Based on the analysis completed, it was determined that our estimated fair value of Isabella Bank and Isabella Bank Corporation at December 31, 2024 was greater than our recorded book value and no impairment of goodwill was identified.
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

	Year Ended December 31
	2024			2023			2022
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,385,287	$77,295	5.58%	$1,308,891	$65,670	5.02%	$1,249,634	$53,283	4.26%
AFS securities (2)	540,433	12,023	2.22%	582,563	13,179	2.26%	584,317	12,227	2.09%
FHLB stock	12,762	640	5.01%	12,762	355	2.78%	13,100	174	1.33%
Fed funds sold	7	—	4.91%	12	1	5.04%	10	—	2.42%
Other (3)	17,430	950	5.45%	29,203	1,449	4.96%	86,201	1,170	1.36%
Total interest earning assets	1,955,919	90,908	4.65%	1,933,431	80,654	4.17%	1,933,262	66,854	3.46%
NONEARNING ASSETS
Allowance for credit losses	(13,061)			(12,784)			(9,477)
Cash and demand deposits due from banks	24,165			24,592			24,708
Premises and equipment	27,915			26,589			24,648
Other assets	86,073			74,319			81,823
Total assets	$2,081,011			$2,046,147			$2,054,964
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$348,192	1,398	0.40%	$346,875	1,086	0.31%	$374,623	274	0.07%
Savings	611,689	13,363	2.18%	626,027	8,290	1.32%	630,574	1,135	0.18%
Certificates of deposit	371,750	14,929	4.02%	308,699	8,976	2.91%	270,296	2,612	0.97%
Short-term borrowings	45,124	1,439	3.19%	43,061	961	2.23%	49,974	79	0.16%
FHLB advances	35,464	1,949	5.50%	23,699	1,309	5.52%	7,863	152	1.93%
Subordinated debt, net of unamortized issuance costs	29,376	1,065	3.63%	29,287	1,065	3.64%	29,200	1,065	3.65%
Total interest bearing liabilities	1,441,595	34,143	2.37%	1,377,648	21,687	1.57%	1,362,530	5,317	0.39%
NONINTEREST BEARING LIABILITIES
Demand deposits	416,927			461,689			482,781
Other liabilities	16,088			16,043			14,695
Shareholders’ equity	206,401			190,767			194,958
Total liabilities and shareholders’ equity	$2,081,011			$2,046,147			$2,054,964
Net interest income (FTE)		$56,765			$58,967			$61,537
Net yield on interest earning assets (FTE) (4)			2.90%			3.05%			3.18%
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

	2024 Compared to 2023 Increase (Decrease) Due to			2023 Compared to 2022 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$3,980	$7,645	$11,625	$2,621	$9,766	$12,387
AFS securities	(940)	(216)	(1,156)	(37)	989	952
FHLB stock	—	285	285	(5)	186	181
Fed funds sold	—	(1)	(1)	—	1	1
Other	(630)	131	(499)	(1,183)	1,462	279
Total changes in interest income	2,410	7,844	10,254	1,396	12,404	13,800
Changes in interest expense
Interest bearing demand deposits	4	308	312	(22)	834	812
Savings	(194)	5,267	5,073	(8)	7,163	7,155
Certificates of deposit	2,078	3,875	5,953	420	5,944	6,364
Short-term borrowings	48	430	478	(12)	894	882
FHLB advances	647	(7)	640	602	555	1,157
Subordinated debt, net of unamortized issuance costs	3	(3)	—	3	(3)	—
Total changes in interest expense	2,586	9,870	12,456	983	15,387	16,370
Net change in interest margin (FTE)	$(176)	$(2,026)	$(2,202)	$413	$(2,983)	$(2,570)

Loans
The following table displays loan balances for the years ended December 31:

	2024	2023	2022	2021	2020
Commercial and industrial	$244,894	$209,738	$178,428	$180,975	$215,101
Commercial real estate	547,447	564,244	566,012	557,905	495,232
Advances to mortgage brokers	63,080	18,541	—	72,001	50,258
Agricultural	99,694	99,994	104,985	94,634	100,600
Residential real estate	380,872	356,418	336,694	322,239	303,500
Consumer	87,584	100,528	78,054	73,283	73,620
Total	$1,423,571	$1,349,463	$1,264,173	$1,301,037	$1,238,311
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2024		2023		2022
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial and industrial	$35,156	16.76%	$31,310	17.55%	$(2,547)	(1.41)%
Commercial real estate	(16,797)	(2.98)%	(1,768)	(0.31)%	8,107	1.45%
Advances to mortgage brokers	44,539	N/M	18,541	100.00%	(72,001)	(100.00)%
Agricultural	(300)	(0.30)%	(4,991)	(4.75)%	10,351	10.94%
Residential real estate	24,454	6.86%	19,724	5.86%	14,455	4.49%
Consumer	(12,944)	(12.88)%	22,474	28.79%	4,771	6.51%
Total	$74,108	5.49%	$85,290	6.75%	$(36,864)	(2.83)%
The following table presents the composition of our commercial real estate portfolio by industry as of December 31:

	2024		2023
	Balance	Percent of Total	Balance	Percent of Total
Real estate
Non-owner occupied	$122,280	22.34%	$129,016	22.87%
1-4 family investor	92,497	16.90%	89,208	15.81%
Multifamily	68,456	12.50%	78,108	13.84%
Owner occupied	25,286	4.62%	27,758	4.92%
Hotels	83,318	15.22%	82,650	14.65%
Health care	36,493	6.67%	40,249	7.13%
Retail trade	33,508	6.12%	34,622	6.14%
Manufacturing	12,238	2.24%	12,341	2.19%
Accommodation services	11,436	2.09%	11,277	2.00%
Educational services	11,160	2.04%	11,589	2.05%
Wholesale trade	10,918	1.99%	10,308	1.83%
Construction	8,422	1.54%	5,079	0.90%
Other	31,435	5.73%	32,039	5.67%
Total commercial real estate	$547,447	100.00%	$564,244	100.00%
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

The following table illustrates the amounts of the ACL and ALLL allocated to each loan segments to gross loans as of December 31:

	2024		2023		2022		2021		2020
	ACL Allocation	% of Gross Loans	ACL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans	ALLL Allocation	% of Gross Loans
Commercial and industrial	$1,316	17.20	$968	15.54	$860	14.11	$680	13.91	$704	17.37
Commercial real estate	5,171	38.46	5,878	41.82	461	44.78	1,060	42.89	1,458	39.99
Advances to mortgage brokers	—	4.43	—	1.37	—	—	—	5.53	—	4.06
Agricultural	287	7.01	270	7.41	577	8.30	289	7.27	311	8.12
Residential real estate	4,521	26.75	4,336	26.41	617	26.64	747	24.77	1,363	24.51
Consumer	1,600	6.15	1,656	7.45	961	6.17	908	5.63	798	5.95
Total allocated	12,895	100.00	13,108	100.00	3,476	100.00	3,684	100.00	4,634	100.00
Unallocated	—	—	—	—	6,374	—	5,419	—	5,110	—
Total	$12,895	100.00	$13,108	100.00	$9,850	100.00	$9,103	100.00	$9,744	100.00
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
For further discussion of the allocation of the ACL, see “Note 3 – Loans and ACL” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

AFS Securities
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2024. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$29,504	1.02	$191,067	0.97	$—	—	$—	—	$—	—
States and political subdivisions	14,378	3.37	20,826	3.18	17,019	3.02	24,345	3.65	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,886	2.38
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	154,674	2.94
Auction rate money market preferred	—	—	—	—	—	—	—	—	3,044	6.74
Corporate	—	—	—	—	7,286	378.00	—	—
Total	$43,882	0.76	$211,893	0.24	$24,305	3.25	$24,345	3.65	$184,604	2.92
Deposits
The following table displays deposit balances as of December 31:

	2024	2023	2022	2021	2020
Noninterest bearing demand deposits	$416,373	$428,505	$494,346	$448,352	$375,395
Interest bearing demand deposits	341,366	320,737	372,155	364,563	302,444
Savings	601,730	628,079	625,734	596,662	505,497
Certificates of deposit	387,591	346,374	252,040	300,762	382,981
Total	$1,747,060	$1,723,695	$1,744,275	$1,710,339	$1,566,317
The following table displays the change in deposit balances for the years ended December 31:

	2024		2023		2022
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$(12,132)	(2.83)%	$(65,841)	(13.32)%	$45,994	10.26%
Interest bearing demand deposits	20,629	6.43%	(51,418)	(13.82)%	7,592	2.08%
Savings	(26,349)	(4.20)%	2,345	0.37%	29,072	4.87%
Certificates of deposit	41,217	11.90%	94,334	37.43%	(48,722)	(16.20)%
Total	$23,365	1.36%	$(20,580)	(1.18)%	$33,936	1.98%

The following table presents estimated balances of uninsured deposits as of December 31:

	2024	2023	2022	2021	2020
Uninsured deposits	$645,764	$600,381	$585,901	$548,213	$461,859
Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limits. The balance provided above are estimates and reflect the methodologies and assumptions used for regulatory reporting of uninsured deposits. The remaining maturity of estimated uninsured certificates of deposit, by account, as of December 31, 2024 is presented in the table below. Estimated uninsured certificates of deposit is based on individual accounts and does not reflect uninsured balances by account owner.

Maturity
Within 3 months	$25,046
Within 3 to 6 months	9,536
Within 6 to 12 months	26,186
Over 12 months	4,425
Total	$65,193

Asset Quality Analysis
The following table outlines our asset quality analysis as of, and for the years ended December 31:

	2024	2023	2022
NONPERFORMING ASSETS
Commercial and industrial	$—	$491	$82
Commercial real estate	—	—	14
Agricultural	—	205	234
Residential real estate	282	286	127
Consumer	—	—	—
Total nonaccrual loans	282	982	457
Accruing loans past due 90 days or more	19	87	—
Total nonperforming loans	301	1,069	457
Foreclosed assets	544	406	439
Debt securities	—	12	77
Total nonperforming assets	$845	$1,487	$973
Nonperforming loans to gross loans	0.02%	0.08%	0.04%
Nonperforming assets to total assets	0.04%	0.07%	0.05%
Nonaccrual loans to gross loans	0.02%	0.07%	0.04%
ACL as a % of nonaccrual loans	N/M	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$13,108	$9,850	$9,103
Impact of the adoption of ASC 326	—	2,744	—
Charge-offs	2,784	824	619
Recoveries	884	709	883
Net loan charge-offs (recoveries)	1,900	115	(264)
Provision for credit losses - loans	1,687	629	483
Allowance at end of period	$12,895	$13,108	$9,850
ACL to gross loans	0.91%	0.97%	0.78%
Reserve for unfunded commitments	512	315	—
Provision for credit losses - unfunded commitments	197	—	—
Reserve to unfunded commitments	0.15%	0.10%	0.00%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$339	$197	$(336)
Commercial real estate	(355)	(26)	(29)
Agricultural	(6)	(8)	(9)
Residential real estate	(118)	(327)	(150)
Consumer	2,040	279	260
Total	$1,900	$115	$(264)
Net (recoveries) charge-offs to average loans	0.14%	0.01%	(0.02)%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$5,682	$3,895	10,673
Accruing loans past due 90 days or more	19	87	—
Total accruing past due loans	5,701	3,982	10,673
Nonaccrual loans	282	982	457
Total past due and nonaccrual loans	$5,983	$4,964	$11,130

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 75,341 shares or $1,523 of common stock during 2024, and 75,488 shares or $1,617 of common stock in 2023. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $381 and $529 during 2024 and 2023, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $95 and $253 during 2024 and 2023.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 152,577 shares or $3,076 of common stock during 2024 and 149,020 shares or $3,415 during 2023. As of December 31, 2024, we were authorized to repurchase up to an additional 118,229 shares of common stock.
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
The following table sets forth these requirements and our ratios as of December 31:

	2024			2023
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized
Common equity tier 1 capital	12.21%	7.00%	6.50%	12.54%	7.00%	6.50%
Tier 1 capital	12.21%	8.50%	8.00%	12.54%	8.50%	8.00%
Total capital	15.06%	10.50%	10.00%	15.52%	10.50%	10.00%
Tier 1 leverage	8.86%	4.00%	5.00%	8.76%	4.00%	5.00%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. These categories totaled $330,876 or 15.86% of assets as of December 31, 2024, compared to $381,417 or 18.52% as of December 31, 2023. The decline in the amount and percentage of primary liquidity is a direct result of an increase in loans and a decrease in unencumbered AFS securities collateralizing non-market funding. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2024, we had available lines of credit of $342,130.
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

Our liquidity position remained strong at the end of 2024. Components of liquidity are illustrated in the following table as of December 31:

	2024	2023
Total cash and cash equivalents	$24,542	$33,672
Brokered CD capacity	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000
FHLB borrowings	215,432	211,860
FRB Discount Window	28,698	28,220
Other lines of credit	5,000	5,000
Total available lines of credit	342,130	338,080
Unencumbered lendable value of FRB collateral, estimated (1)	290,000	320,000
Total cash and liquidity	$776,672	$811,752
Uninsured deposits	$645,764	$600,381
Coverage ratio of uninsured deposits with total cash and liquidity	120%	135%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $200,000 and $230,000 as of December 31, 2024 and 2023, respectively.
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
For further information regarding fair value measurements, see “Note 1 – Significant Accounting Policies” and “Note 13 – Fair Value” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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

The following tables summarize our interest rate sensitivity for 12 and 24 months as of December 31, 2024 and 2023. The results displayed in the tables reflect the modeling of immediate shifts in the yield curve and a flat balance sheet and do not reflect actual or expected changes.

	December 31, 2024
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(3.44)%	(1.55)%	1.45%	2.83%	(4.67)%	(2.18)%	1.22%	2.00%

	December 31, 2023
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	0.94%	0.49%	(0.54)%	(1.07)%	1.41%	0.97%	(0.61)%	(1.37)%
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

The following table shows the maturity of loans outstanding at December 31, 2024 based on contractual terms. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
Commercial and industrial	$41,539	$98,182	$45,416	$59,757	$244,894
Commercial real estate	23,420	69,062	137,341	317,624	547,447
Advances to mortgage brokers	63,080	—	—	—	63,080
Agricultural	16,047	20,257	28,043	35,347	99,694
Residential real estate	3,627	15,410	130,927	230,908	380,872
Consumer	2,115	43,616	41,401	452	87,584
Total	$149,828	$246,527	$383,128	$644,088	$1,423,571

Fixed interest rates
Commercial and industrial	$6,859	$70,685	$20,799	$76	$98,419
Commercial real estate	19,224	58,934	12,298	5,259	95,715
Advances to mortgage brokers	63,080	—	—	—	63,080
Agricultural	2,653	8,520	2,577	352	14,102
Residential real estate	2,244	5,570	91,829	20,907	120,550
Consumer	1,840	43,143	41,312	452	86,747
Total	$95,900	$186,852	$168,815	$27,046	$478,613

Variable interest rates
Commercial and industrial	$34,680	$27,497	$24,617	$59,681	$146,475
Commercial real estate	4,196	10,128	125,043	312,365	451,732
Advances to mortgage brokers	—	—	—	—	—
Agricultural	13,394	11,737	25,466	34,995	85,592
Residential real estate	1,383	9,840	39,098	210,001	260,322
Consumer	275	473	89	—	837
Total	$53,928	$59,675	$214,313	$617,042	$944,958
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
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 14 – Off-Balance-Sheet Activities, Commitments and Other Matters” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of, and for the years ended December 31:

		2024	2023	2022
Net income		$13,889	$18,167	$22,238
Nonrecurring items
Net gains on sale of AFS securities		—	67	—
Net gains on foreclosed assets		153	158	13
Overdraft (charge-off) recoveries (1)		(1,556)	—	—
Profitability initiative cost		(23)	—	—
Income tax impact		299	(47)	(3)
Total nonrecurring items		(1,127)	178	10
Adjusted net income	(A)	$15,016	$17,989	$22,228

Noninterest expenses		$52,129	$49,310	$46,820
Amortization of acquisition intangibles		1	3	15
Adjusted noninterest expense	(B)	$52,128	$49,307	$46,805

Net interest income		$55,835	$57,944	$60,481
Tax equivalent adjustment for net interest margin		930	1,023	1,056
Net interest income (FTE)	(C)	56,765	58,967	61,537
Noninterest income		14,576	13,827	13,666
Tax equivalent adjustment for efficiency ratio		211	193	186
Adjusted revenue (FTE)		71,552	72,987	75,389
Nonrecurring items
Net gains on sale of AFS securities		—	67	—
Net gains on foreclosed assets		153	158	13
Total nonrecurring items		153	225	13
Adjusted revenue	(D)	$71,399	$72,762	$75,376
Efficiency ratio	(B/D)	73.01%	67.76%	62.10%

Average earning assets	(E)	1,955,919	1,933,431	1,933,262
Net yield on interest earning assets (FTE)	(C/E)	2.90%	3.05%	3.18%

Average assets	(F)	2,081,011	2,046,147	2,054,964
Average shareholders' equity	(G)	206,401	190,767	194,958
Average tangible shareholders' equity	(H)	158,118	142,482	146,663
Average diluted shares outstanding (2)	(I)	7,482,374	7,575,492	7,647,612

Adjusted diluted earnings per share	(A/I)	$2.01	$2.37	$2.91
Adjusted return on average assets	(A/F)	0.72%	0.88%	1.08%
Adjusted return on average shareholders' equity	(A/G)	7.28%	9.43%	11.40%
Adjusted return on average tangible shareholders' equity	(A/H)	9.50%	12.63%	15.16%
(1) Includes provision for credit losses related to overdrawn deposit accounts from a single customer in the third quarter of 2024.
(2) Whole shares
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

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Supplementary data regarding results of operations is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation (the "Corporation")
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2024 and 2023, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
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
One Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or requires to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Allowance for Credit Losses
Description of the Matter
The Corporation’s loan portfolio totaled $1.4 billion as of December 31, 2024 and the associated allowance for credit losses on loans was $12.9 million at that date. The Corporation’s unfunded loan commitments totaled $341.3 million, with an associated allowance for credit loss of $512 thousand. Together these amounts represent the allowances for credit losses (“ACL”). As described in Notes 1 and 3 to the consolidated financial statements, in the cases of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As described in Notes 1 and 14 to the consolidated financial statements, in the case of unfunded loan commitments, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. In calculating the allowance for credit losses, most loans were segmented into pools based upon similar characteristics and risk profiles. For each loan pool, management measured expected credit losses over the life of each loan utilizing a model which measured probability of default (“PD”), probability of attrition (“PA”), loss given default (“LGD”), and exposure at default (“EAD”). Expected credit losses were calculated as the product of PD (adjusted for attrition), LGD, and EAD. PD and PA were estimated by analyzing internally sourced data related to historical performance of each loan pool over an economic cycle. PD and PA were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. The LGD was based on historical recovery averages for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. EAD was estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of default. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
Rehmann Robson LLC

We have served as Isabella Bank Corporation's independent auditor since 1996.
Saginaw, Michigan
March 12, 2025

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2024	2023
ASSETS
Cash and demand deposits due from banks	$22,830	$25,628
Fed Funds sold and interest bearing balances due from banks	1,712	8,044
Total cash and cash equivalents	24,542	33,672

AFS securities, at fair value	489,029	528,148
FHLB stock	12,762	12,762
Mortgage loans HFS	242	—

Loans	1,423,571	1,349,463
Less allowance for credit losses	12,895	13,108
Net loans	1,410,676	1,336,355

Premises and equipment	27,659	27,639
Cash surrender value of BOLI	34,882	33,892
Goodwill and other intangible assets	48,283	48,284
Other assets	38,166	38,216
Total assets	$2,086,241	$2,058,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$416,373	$428,505
Interest bearing demand deposits	341,366	320,737
Savings	601,730	628,079
Certificates of deposit	387,591	346,374
Total deposits	1,747,060	1,723,695
Short-term borrowings	53,567	46,801
FHLB advances	30,000	40,000
Subordinated debt, net of unamortized issuance costs	29,424	29,335
Total borrowed funds	112,991	116,136

Other liabilities	15,914	16,735
Total liabilities	1,875,965	1,856,566
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,424,893 shares in 2024 and 7,485,889 shares in 2023	126,224	127,323
Shares to be issued for deferred compensation obligations	2,383	3,693
Retained earnings	103,024	97,282
Accumulated other comprehensive income (loss)	(21,355)	(25,896)
Total shareholders’ equity	210,276	202,402
Total liabilities and shareholders' equity	$2,086,241	$2,058,968

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2024	2023	2022
Interest income
Loans	$77,295	$65,670	$53,283
AFS securities	11,093	12,156	11,171
FHLB stock	640	355	174
Federal funds sold and other	950	1,450	1,170
Total interest income	89,978	79,631	65,798
Interest expense
Deposits	29,690	18,352	4,021
Short-term borrowings	1,439	961	79
FHLB advances	1,949	1,309	152
Subordinated debt	1,065	1,065	1,065
Total interest expense	34,143	21,687	5,317
Net interest income	55,835	57,944	60,481
Provision for credit losses	1,884	629	483
Net interest income after provision for credit losses	53,951	57,315	59,998
Noninterest income
Service charges and fees	8,626	8,297	8,730
Wealth management fees	4,041	3,557	3,005
Earnings on BOLI	1,007	920	884
Net gain on sale of mortgage loans	213	317	631
Other	689	736	416
Total noninterest income	14,576	13,827	13,666
Noninterest expenses
Compensation and benefits	28,576	25,905	24,887
Occupancy and equipment	10,524	10,297	9,697
Other professional services	2,212	2,340	2,358
ATM and debit card fees	1,975	1,767	1,909
Marketing	1,712	2,074	1,979
FDIC insurance premiums	1,132	922	537
Other losses	1,117	871	546
Memberships and subscriptions	928	1,042	876
Loan underwriting fees	866	927	1,004
Other	3,087	3,165	3,027
Total noninterest expenses	52,129	49,310	46,820
Income before income tax expense	16,398	21,832	26,844
Income tax expense	2,509	3,665	4,606
Net income	$13,889	$18,167	$22,238
Earnings per common share
Basic	$1.86	$2.42	$2.95
Diluted	$1.86	$2.40	$2.91
Cash dividends per common share	$1.12	$1.12	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2024	2023	2022
Net income	$13,889	$18,167	$22,238
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) during the period	5,339	13,365	(50,015)
Reclassification adjustment for net realized (gains) losses included in net income	—	(67)	—
Comprehensive income (loss) before income tax (expense) benefit	5,339	13,298	(50,015)
Tax effect (1)	(1,098)	(2,669)	10,314
Unrealized gains (losses) on AFS securities, net of tax	4,241	10,629	(39,701)
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost during the period	462	752	762
Reclassification adjustment for net periodic benefit cost included in net income	(82)	95	59
Net change in unrecognized pension cost	380	847	821
Tax effect (1)	(80)	(178)	(173)
Change in unrealized pension cost, net of tax	300	669	648
Other comprehensive income (loss), net of tax	4,541	11,298	(39,053)
Comprehensive income (loss)	$18,430	$29,465	$(16,815)
(1) See “Note 9 – Capital Ratios and Shareholders' Equity” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, December 31, 2021	7,532,641	$129,052	$4,545	$75,592	$1,859	$211,048
Comprehensive income (loss)	—	—	—	22,238	(39,053)	(16,815)
Issuance of common stock	74,445	1,762	—	—	—	1,762
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	3	(3)	—	—	—
Share-based payment awards under the Directors Plan	—	—	463	—	—	463
Share-based compensation expense recognized in earnings under the RSP	—	147	—	—	—	147
Common stock purchased for deferred compensation obligations	—	(1,189)	—	—	—	(1,189)
Common stock repurchased	(47,665)	(1,124)	—	—	—	(1,124)
Cash dividends paid ($1.09 per common share)	—	—	—	(8,082)	—	(8,082)
Balance, December 31, 2022	7,559,421	128,651	5,005	89,748	(37,194)	186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	18,167	11,298	29,465
Issuance of common stock	75,488	1,617	—	—	—	1,617
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,841	(1,841)	—	—	—
Share-based payment awards under the Directors Plan	—	—	529	—	—	529
Share-based compensation expense recognized in earnings under the RSP	—	253	—	—	—	253
Common stock purchased for deferred compensation obligations	—	(1,624)	—	—	—	(1,624)
Common stock repurchased	(149,020)	(3,415)	—	—	—	(3,415)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,216)	—	(8,216)
Balance, December 31, 2023	7,485,889	127,323	3,693	97,282	(25,896)	202,402
Comprehensive income (loss)	—	—	—	13,889	4,541	18,430
Issuance of common stock	75,341	1,523	—	—	—	1,523
Issuance of common stock for vested shares under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,691	(1,691)	—	—	—
Share-based payment awards under the Directors Plan	—	—	381	—	—	381
Share-based compensation expense recognized in earnings under the RSP	—	95	—	—	—	95
Common stock purchased for deferred compensation obligations	—	(1,332)	—	—	—	(1,332)
Common stock repurchased	(152,577)	(3,076)	—	—	—	(3,076)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,147)	—	(8,147)
Balance, December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2024	2023	2022
Operating activities
Net income	$13,889	$18,167	$22,238
Reconciliation of net income to net cash provided by operating activities
Provision for credit losses	1,884	629	483
Depreciation	2,086	1,978	2,071
Net amortization of AFS securities	1,332	1,474	2,018
Net gain on sale of mortgage loans	(213)	(317)	(631)
Change in OMSR valuation allowance	1	—	(532)
Increase in cash value of BOLI	(990)	(904)	(818)
Share-based payment awards	476	782	610
Deferred income tax expense (benefit)	(310)	1,008	13
Origination of loans HFS	(8,768)	(9,657)	(21,382)
Proceeds from loan sales	8,739	10,353	23,369
Net changes in:
Other assets	1,719	(427)	(2,822)
Other liabilities	(208)	1,096	2,269
Net cash provided by (used in) operating activities	19,637	24,182	26,886
Investing activities
Proceeds from sales, maturities, calls and prepayments of AFS securities	48,526	75,090	68,956
Purchases of AFS securities	(5,400)	(10,866)	(210,869)
Net change in loans HFI	(76,862)	(85,783)	36,672
Purchases of premises and equipment	(2,106)	(4,064)	(3,205)
Proceeds from sale of FHLB Stock	—	—	2,288
Low income housing tax credit investments	(2,024)	(623)	(46)
Net cash provided by (used in) investing activities	(37,866)	(26,246)	(106,204)
Financing activities
Net increase (decrease) in deposits	$23,365	$(20,580)	$33,936
Net increase (decrease) in short-term borrowings	6,766	(10,970)	7,609
Net increase (decrease) in FHLB advances	(10,000)	40,000	(20,000)
Cash dividends paid on common stock	(8,147)	(8,216)	(8,082)
Proceeds from issuance of common stock	1,523	1,617	1,762
Common stock repurchased	(3,076)	(3,415)	(1,124)
Common stock purchased for deferred compensation obligations	(1,332)	(1,624)	(1,189)
Net cash provided by (used in) financing activities	9,099	(3,188)	12,912
Increase (decrease) in cash and cash equivalents	(9,130)	(5,252)	(66,406)
Cash and cash equivalents at beginning of period	33,672	38,924	105,330
Cash and cash equivalents at end of period	$24,542	$33,672	$38,924
Supplemental cash flows information
Interest paid	$33,982	$21,052	$5,313
Income taxes paid	2,060	2,350	4,425
Supplemental noncash information
Investment in low income housing tax credits	$1,500	$5,000	$—
Transfers of loans to foreclosed assets	657	378	456

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
For additional information, see “Note 15 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services throughout 31 locations, offering lending and deposit services, trust and investment services, and various insurance related products.
OPERATING SEGMENTS: Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. While the CODM monitors the revenue streams of our various products and services, operations are managed, and financial performance is evaluated on a corporate-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the banking related operations are considered by management to be aggregated in one reportable operating segment.
The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and geographical regions are similar. The CODM will evaluate the financial performance of our business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing our reportable segment and in the determination of allocating resources. Further, the CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets.
Consolidated net income is used to benchmark results against our competitors. Benchmarking and the monitoring of budget to actual results are used in assessment performance and in establishing compensation. Revenue from banking operations consists primarily of loan and investment interest, deposit related fees, and wealth fees. Interest expense, provision for credit losses, compensation, and occupancy and equipment costs provide the significant expenses in our banking operations. All operations are domestic.
RECLASSIFICATIONS: Certain amounts reported in the 2023 and 2022 consolidated financial statements have been reclassified to conform with the 2024 presentation.
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
SUBSEQUENT EVENTS: We evaluated subsequent events after December 31, 2024 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2024 and the date our consolidated financial statements were issued.
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
For further discussion of fair value considerations, refer to “Note 13 – Fair Value.”
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
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the estimate of credit losses. Accrued interest receivable on AFS securities was $1,701 and $2,247 at December 31, 2024, and 2023, which is included in other assets. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management, or when criteria regarding intent or requirement to sell is met.
LOANS: Loans held for investment are reported at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of deferred fees and costs and any unamortized premium or discount on loan purchases or acquired. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate yield methods.
NONPERFORMING LOANS: The accrual of interest on agricultural, commercial and mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed in nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the ACL. Interest income on loans in nonaccrual status is not recognized until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
ACL - LOANS: The ACL is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We made an accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans was $6,384 and $5,920 at December 31, 2024, and 2023, which is included in other assets.
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
LOAN MODIFICATIONS: A loan modification includes terms outside of normal lending practices to a borrower experiencing financial difficulty. Loans are considered to have been modified when, due to a borrower’s financial difficulties, certain concessions are made to the borrower that would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts.
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
ACCRUED INTEREST: Accrued interest receivable balances are presented within other assets on the consolidated balance sheet. Accrued interest is excluded from the measurement of the allowance for credit losses, including investments and loans. Generally, accrued interest is reversed when a loan is placed in nonaccrual status or charged off. Current year accrued interest is reversed through interest income while accrued interest from prior years is charged off through the ACL.
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
CAPITALIZED MORTGAGE SERVICING RIGHTS: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. We have no purchased servicing rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $231,143 and $248,756 with capitalized servicing rights of $2,185 and $2,422 at December 31, 2024 and 2023, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $588, $630, and $669 related to residential mortgage loans serviced for others during 2024, 2023, and 2022, respectively, which is included in service charges and fees.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ACL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $544 and $406 as of December 31, 2024 and 2023, respectively, are included in other assets.

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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: We hold equity securities without readily determinable fair values which include our holdings of FHLB stock and FRB stock. Equity securities without readily determinable fair values, with the exception of FHLB stock, are included in other assets. Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2024	2023
FHLB Stock	$12,762	$12,762
FRB Stock	2,400	2,400
Other	686	686
Total	$15,848	$15,848
EQUITY COMPENSATION PLANS: At December 31, 2024, the Directors Plan had 101,493 shares eligible to be issued to participants, for which the Rabbi Trust held 142,535 shares. We had 154,119 shares to be issued at December 31, 2023, with 150,581 shares held in the Rabbi Trust.
Under the RSP, compensation expense for nonvested stock awards is based on the fair value of the award on the measurement date. The fair value of nonvested stock awards is based on the date of the grant and is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur.
Compensation costs relating to share-based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued on the grant date (see “Note 8 – Benefit Plans”).
BANK OWNED LIFE INSURANCE: We have purchased life insurance policies on key members of management, partially for the purpose of funding certain post-retirement benefits. In the event of death of one of these individuals, we would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized on the balance sheet date. Increases in cash surrender value in excess of single premiums paid are reported as earnings on BOLI policies.
Of the purchased life insurance policies, we hold post retirement benefits with a present value estimated to be $2,687 and $2,515 as of December 31, 2024 and 2023, respectively, which is included in other liabilities. The expenses associated with these policies totaled $172, $173, and $61 for 2024, 2023, and 2022, respectively, which are included in compensation and benefits expense and other noninterest expenses.
ACQUISITION INTANGIBLES AND GOODWILL: We previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. The acquisitions included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Core deposit intangibles arising from acquisitions are included in goodwill and other intangible assets are being amortized over their estimated lives and evaluated for potential impairment on at least an annual basis. Goodwill, which represents the excess of the purchase price over identifiable assets, is not amortized but is evaluated for impairment on at least an annual basis. Acquisition intangibles and goodwill are qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. On at least an annual basis we perform a cash flow, trading multiples, and acquisition multiples valuation to determine if the carrying balance is impaired and to what extent goodwill is impaired. This valuation method requires a significant degree of our judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.
OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, we have entered into commitments to extend credit, including commitments under credit card arrangements, commercial lines of credit, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded. In connection with these commitments, we established an allowance for credit losses related to off-balance-sheet credit exposures. The allowance, recorded in a liability account, is calculated in accordance with ASC 326 and represents expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. The estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.
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
For additional information, see “Note 11 – Revenue.”
WEALTH MANAGEMENT: Wealth management assets held in a fiduciary or agent capacity are not included in our consolidated balance sheets because the ownership is held by customers. Trust and investment management fees are primarily comprised of fees earned from investment management, trust administration, tax return preparation, and financial planning.
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
EARNINGS PER SHARE: Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued.
A reconciliation of basic earnings per common share and diluted earnings per common share for the reported periods is provided in Note 10 – Computation of Earnings Per Common Share.
DEFINED BENEFIT PENSION PLAN: We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. The service cost component of the defined benefit pension plan is included in compensation and benefits and is funded consistent with the requirements of federal laws and regulations. All other costs related to the defined benefit pension plan are included in other noninterest expenses. The current benefit obligation is included in other liabilities. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as mortality, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes the interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, and amortization of unrecognized net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.
For additional information, see “Note 8 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred and are included in other noninterest expenses.
ACCOUNTING STANDARDS UPDATE:
Recently Adopted Accounting Standards
ASU No. 2023-07: “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
ASU No. 2023-07, issued in November 2023, requires public business entities with a single reportable segment to provide the disclosures required by this standard and the existing segment disclosures in Topic 280 on an interim and annual basis. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The new authoritative guidance is effective for annual periods beginning after December 15, 2023. We adopted the this standard on a retrospective basis, which did not have a material impact on our consolidated financial statements.
Pending Accounting Standards
ASU No. 2023-09: “Income Tax (Topic 740): Improvement to Income tax Disclosures"
In December 2023, ASU No. 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures. The existing disclosure is being enhanced to provide information to help investors, lenders, creditors and all other allocators of capital asses how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new authoritative guidance is effective for annual periods beginning after December 15, 2024 and will not have a significant impact on our operations or financial statement disclosures.
ASU No. 2024-03: “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses"
In November 2024, ASU No. 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling general and administrative expense, and research and development). The new authoritative guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, as clarified in ASU No. 2025-01 issued in January 2025. The new authoritative guidance under ASU No. 2024-03 is not expected to have a significant impact on our operations or financial statement disclosures.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,807	$—	$10,236	$220,571
States and political subdivisions	81,135	9	4,576	76,568
Auction rate money market preferred	3,200	—	156	3,044
Mortgage-backed securities	29,068	—	2,182	26,886
Collateralized mortgage obligations	163,156	—	8,482	154,674
Corporate	8,150	—	864	7,286
Total	$515,516	$9	$26,496	$489,029

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$231,218	$—	$16,417	$214,801
States and political subdivisions	94,837	1,032	2,993	92,876
Auction rate money market preferred	3,200	—	269	2,931
Mortgage-backed securities	35,321	—	2,506	32,815
Collateralized mortgage obligations	187,248	—	9,473	177,775
Corporate	8,150	—	1,200	6,950
Total	$559,974	$1,032	$32,858	$528,148
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2024 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$29,926	$200,881	$—	$—	$—	$230,807
States and political subdivisions	14,393	21,300	18,239	27,203	—	81,135
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	29,068	29,068
Collateralized mortgage obligations	—	—	—	—	163,156	163,156
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$44,319	$222,181	$26,389	$27,203	$195,424	$515,516
Fair value	$43,882	$211,893	$24,305	$24,345	$184,604	$489,029
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
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2024	2023	2022
Proceeds from sales of AFS securities	$—	$18,089	$—
Realized gains (losses)	—	67	—
Applicable income tax expense (benefit)	—	14	—

The information in the following tables pertains to AFS securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31:

	2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,236	$220,571	$10,236
States and political subdivisions	486	23,553	4,090	36,796	4,576
Auction rate money market preferred	—	—	156	3,044	156
Mortgage-backed securities	—	—	2,182	26,886	2,182
Collateralized mortgage obligations	185	5,646	8,297	149,028	8,482
Corporate	—	—	864	7,286	864
Total	$671	$29,199	$25,825	$443,611	$26,496
Number of securities in an unrealized loss position:		175		178	353

	2023
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$16,417	$214,801	$16,417
States and political subdivisions	42	7,172	2,951	37,011	2,993
Auction rate money market preferred	—	—	269	2,931	269
Mortgage-backed securities	1	10	2,505	32,805	2,506
Collateralized mortgage obligations	116	4,554	9,357	173,221	9,473
Corporate	—	—	1,200	6,950	1,200
Total	$159	$11,736	$32,699	$467,719	$32,858
Number of securities in an unrealized loss position:		22		186	208
As of December 31, 2024, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at December 31:

	2024		2023
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$221,510	15.56%	$189,186	14.02%
Unsecured	23,384	1.64%	20,552	1.52%
Total commercial and industrial	244,894	17.20%	209,738	15.54%
Commercial real estate
Commercial mortgage owner occupied	178,376	12.53%	180,636	13.39%
Commercial mortgage non-owner occupied	208,118	14.62%	216,292	16.03%
Commercial mortgage 1-4 family investor	92,497	6.50%	89,208	6.61%
Commercial mortgage multifamily	68,456	4.81%	78,108	5.79%
Total commercial real estate	547,447	38.46%	564,244	41.82%
Advances to mortgage brokers	63,080	4.43%	18,541	1.37%
Agricultural
Agricultural mortgage	67,550	4.75%	69,044	5.12%
Agricultural other	32,144	2.26%	30,950	2.29%
Total agricultural	99,694	7.01%	99,994	7.41%
Residential real estate
Senior lien	332,743	23.37%	313,459	23.23%
Junior lien	8,655	0.61%	5,945	0.44%
Home equity lines of credit	39,474	2.77%	37,014	2.74%
Total residential real estate	380,872	26.75%	356,418	26.41%
Consumer
Secured - direct	35,050	2.46%	37,948	2.81%
Secured - indirect	49,136	3.45%	59,324	4.40%
Unsecured	3,398	0.24%	3,256	0.24%
Total consumer	87,584	6.15%	100,528	7.45%
Total	$1,423,571	100.00%	$1,349,463	100.00%
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
The following table summarizes nonaccrual loan data by class of loans as of December 31:

	2024		2023
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$—	$—	$491	$435
Agricultural
Agricultural mortgage	—	—	38	38
Agricultural other	—	—	167	167
Residential real estate
Senior lien	282	282	286	286
Total	$282	$282	$982	$926

The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2024
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$328	$—	$—	$221,182	$221,510	$—
Unsecured	—	50	—	23,334	23,384	—
Total commercial and industrial	328	50	—	244,516	244,894	—
Commercial real estate
Commercial mortgage owner occupied	25	304	—	178,047	178,376	—
Commercial mortgage non-owner occupied	792	—	—	207,326	208,118	—
Commercial mortgage 1-4 family investor	—	—	—	92,497	92,497	—
Commercial mortgage multifamily	—	—	—	68,456	68,456	—
Total commercial real estate	817	304	—	546,326	547,447	—
Advances to mortgage brokers	—	—	—	63,080	63,080	—
Agricultural
Agricultural mortgage	—	—	—	67,550	67,550	—
Agricultural other	—	—	—	32,144	32,144	—
Total agricultural	—	—	—	99,694	99,694	—
Residential real estate
Senior lien	3,846	148	163	328,586	332,743	—
Junior lien	19	—	—	8,636	8,655	—
Home equity lines of credit	10	—	—	39,464	39,474	—
Total residential real estate	3,875	148	163	376,686	380,872	—
Consumer
Secured - direct	15	—	19	35,016	35,050	19
Secured - indirect	232	—	—	48,904	49,136	—
Unsecured	4	—	—	3,394	3,398	—
Total consumer	251	—	19	87,314	87,584	19
Total	$5,271	$502	$182	$1,417,616	$1,423,571	$19

	2023
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$165	$290	$201	$188,530	$189,186	$—
Unsecured	—	—	—	20,552	20,552	—
Total commercial and industrial	165	290	201	209,082	209,738	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	180,636	180,636	—
Commercial mortgage non-owner occupied	—	—	—	216,292	216,292	—
Commercial mortgage 1-4 family investor	—	—	—	89,208	89,208	—
Commercial mortgage multifamily	—	—	—	78,108	78,108	—
Total commercial real estate	—	—	—	564,244	564,244	—
Advances to mortgage brokers	—	—	—	18,541	18,541	—
Agricultural
Agricultural mortgage	—	—	—	69,044	69,044	—
Agricultural other	—	—	—	30,950	30,950	—
Total agricultural	—	—	—	99,994	99,994	—
Residential real estate
Senior lien	3,188	349	201	309,721	313,459	87
Junior lien	—	—	—	5,945	5,945	—
Home equity lines of credit	—	—	—	37,014	37,014	—
Total residential real estate	3,188	349	201	352,680	356,418	87
Consumer
Secured - direct	3	—	—	37,945	37,948	—
Secured - indirect	181	—	—	59,143	59,324	—
Unsecured	9	—	—	3,247	3,256	—
Total consumer	193	—	—	100,335	100,528	—
Total	$3,546	$639	$402	$1,344,876	$1,349,463	$87

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of December 31:

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$13,303	$15,074	$3,078	$4,975	$4,437	$368	$10,316	$—	$51,551
Risk rating 4	38,143	38,393	17,252	15,561	2,035	2,191	28,145	—	141,720
Risk rating 5	3,627	559	11,644	164	137	53	6,626	—	22,810
Risk rating 6	126	288	1,841	71	—	10	3,093	—	5,429
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$55,199	$54,314	$33,815	$20,771	$6,609	$2,622	$48,180	$—	$221,510
Current year-to-date gross charge-offs	$—	$277	$33	$—	$38	$—	$—	$—	$348
Commercial and industrial: Unsecured
Risk ratings 1-3	$378	$1,967	$203	$69	$48	$414	$1,966	$—	$5,045
Risk rating 4	3,073	2,049	2,388	268	370	—	8,896	—	17,044
Risk rating 5	100	—	—	121	—	—	1,074	—	1,295
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,551	$4,016	$2,591	$458	$418	$414	$11,936	$—	$23,384
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$25	$—	$33
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,963	$4,032	$1,694	$11,125	$13,300	$4,421	$221	$—	$36,756
Risk rating 4	24,878	11,550	29,307	35,974	9,780	20,260	1,590	—	133,339
Risk rating 5	197	487	876	72	653	791	372	—	3,448
Risk rating 6	1,354	1,123	—	636	1,117	504	99	—	4,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$28,392	$17,192	$31,877	$47,807	$24,850	$25,976	$2,282	$—	$178,376
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$644	$795	$5,568	$5,178	$348	$1,781	$—	$—	$14,314
Risk rating 4	7,902	34,664	61,524	35,620	4,375	29,178	497	—	173,760
Risk rating 5	9,726	—	218	1,681	6,154	709	500	—	18,988
Risk rating 6	—	1,006	—	—	50	—	—	—	1,056
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$18,272	$36,465	$67,310	$42,479	$10,927	$31,668	$997	$—	$208,118
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$1,165	$—	$2,632	$791	$846	$965	$3,076	$—	$9,475
Risk rating 4	9,399	12,535	8,911	28,666	13,930	3,640	4,750	—	81,831
Risk rating 5	—	145	339	72	—	52	—	—	608
Risk rating 6	—	536	—	—	—	47	—	—	583
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,564	$13,216	$11,882	$29,529	$14,776	$4,704	$7,826	$—	$92,497
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$638	$3,383	$1,697	$936	$545	$746	$150	$—	$8,095
Risk rating 4	2,081	1,957	21,446	11,646	664	19,617	64	—	57,475
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	—	—	2,886	—	—	2,886
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,719	$5,340	$23,143	$12,582	$1,209	$23,249	$214	$—	$68,456
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$63,080	$—	$—	$—	$—	$—	$—	$—	$63,080
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$792	$—	$2,700	$2,144	$2,550	$1,250	$34	$—	$9,470
Risk rating 4	4,410	4,118	12,959	6,968	5,737	8,586	1,322	—	44,100
Risk rating 5	281	1,521	1,342	5,757	—	1,364	1,045	—	11,310
Risk rating 6	60	—	1,550	—	—	1,060	—	—	2,670
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,543	$5,639	$18,551	$14,869	$8,287	$12,260	$2,401	$—	$67,550
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$634	$523	$106	$137	$2	$210	$3,635	$—	$5,247
Risk rating 4	1,940	1,328	1,863	1,893	463	550	13,531	—	21,568
Risk rating 5	1,683	—	—	—	438	—	608	—	2,729
Risk rating 6	—	172	—	90	—	—	2,338	—	2,600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,257	$2,023	$1,969	$2,120	$903	$760	$20,112	$—	$32,144
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$15,061	$4,324	$6,188	$6,666	$422	$449	$12,305	$—	$45,415
Risk rating 4	38,680	35,245	22,065	4,523	2,469	1,762	29,826	—	134,570
Risk rating 5	391	2,634	233	305	111	101	1,994	—	5,769
Risk rating 6	—	—	4	207	6	128	2,596	—	2,941
Risk rating 7	465	—	—	24	2	—	—	—	491
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$54,597	$42,203	$28,490	$11,725	$3,010	$2,440	$46,721	$—	$189,186
Current year-to-date gross charge-offs	$200	$—	$—	$—	$—	$—	$—	$—	$200
Commercial and industrial: Unsecured
Risk ratings 1-3	$2,200	$259	$129	$71	$96	$707	$1,663	$—	$5,125
Risk rating 4	3,988	3,117	517	470	—	—	7,274	—	15,366
Risk rating 5	—	31	—	—	—	—	30	—	61
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,188	$3,407	$646	$541	$96	$707	$8,967	$—	$20,552
Current year-to-date gross charge-offs	$8	$—	$—	$—	$—	$—	$68	$—	$76
Commercial real estate: Owner occupied
Risk ratings 1-3	$3,592	$1,712	$12,655	$14,228	$761	$3,313	$211	$—	$36,472
Risk rating 4	12,148	33,392	39,406	14,086	13,384	19,942	1,506	—	133,864
Risk rating 5	1,460	727	195	220	3,829	1,761	464	—	8,656
Risk rating 6	—	—	870	234	—	540	—	—	1,644
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,200	$35,831	$53,126	$28,768	$17,974	$25,556	$2,181	$—	$180,636
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$67	$4,383	$6,496	$827	$172	$1,766	$—	$—	$13,711
Risk rating 4	37,906	62,979	37,583	11,534	7,589	32,941	1,650	—	192,182
Risk rating 5	—	—	5,838	—	—	3,478	—	—	9,316
Risk rating 6	1,029	—	—	54	—	—	—	—	1,083
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,002	$67,362	$49,917	$12,415	$7,761	$38,185	$1,650	$—	$216,292
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$286	$1,445	$864	$905	$666	$887	$1,352	$—	$6,405
Risk rating 4	13,492	11,641	30,604	15,124	3,036	3,111	4,538	—	81,546
Risk rating 5	152	354	77	—	55	—	—	—	638
Risk rating 6	555	—	—	—	59	5	—	—	619
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,485	$13,440	$31,545	$16,029	$3,816	$4,003	$5,890	$—	$89,208
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$4,509	$4,682	$2,053	$568	$—	$1,515	$—	$—	$13,327
Risk rating 4	2,792	19,465	15,981	813	549	21,263	554	—	61,417
Risk rating 5	—	—	—	4	—	—	—	—	4
Risk rating 6	—	—	32	—	—	3,328	—	—	3,360
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,301	$24,147	$18,066	$1,385	$549	$26,106	$554	$—	$78,108
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$18,541	$—	$—	$—	$—	$—	$—	$—	$18,541
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$292	$2,834	$1,241	$2,786	$604	$964	$94	$—	$8,815
Risk rating 4	5,622	12,903	8,970	5,940	3,926	7,883	566	—	45,810
Risk rating 5	126	4,098	5,886	689	175	60	756	—	11,790
Risk rating 6	842	—	—	—	—	1,749	—	—	2,591
Risk rating 7	—	—	—	—	—	38	—	—	38
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,882	$19,835	$16,097	$9,415	$4,705	$10,694	$1,416	$—	$69,044
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4
Agricultural other
Risk ratings 1-3	$801	$81	$121	$38	$183	$141	$2,659	$—	$4,024
Risk rating 4	1,830	2,481	2,280	619	146	75	14,405	—	21,836
Risk rating 5	753	8	163	507	—	480	2,731	—	4,642
Risk rating 6	—	—	32	—	—	—	249	—	281
Risk rating 7	—	—	—	—	—	—	167	—	167
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,384	$2,570	$2,596	$1,164	$329	$696	$20,211	$—	$30,950
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

We have certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Board reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board with frequent reports related to loan production, loan quality, and concentration of credit, loan delinquencies, nonperforming loans and potential problem loans. We seek to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of December 31:

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,991	$35,105	$45,916	$73,607	$47,057	$62,303	$—	$8,579	$328,558
Past due 30-89 days	173	162	331	287	907	2,043	—	—	3,903
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	163	28	91	—	—	282
Total	$56,164	$35,267	$46,247	$74,057	$47,992	$64,437	$—	$8,579	$332,743
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$4,229	$3,092	$800	$86	$71	$358	$—	$—	$8,636
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,229	$3,092	$800	$105	$71	$358	$—	$—	$8,655
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$39,464	$—	$39,464
Past due 30-89 days	—	—	—	—	—	—	10	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$39,474	$—	$39,474
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$10,990	$9,498	$6,535	$3,947	$2,166	$1,880	$—	$—	$35,016
Past due 30-89 days	—	—	15	—	—	—	—	—	15
Past due 90 or more days	—	—	—	—	19	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,990	$9,498	$6,550	$3,947	$2,185	$1,880	$—	$—	$35,050
Current year-to-date gross charge-offs	$16	$93	$9	$—	$27	$8	$—	$—	$153
Consumer: Secured - indirect
Current	$6,526	$22,624	$7,682	$4,990	$4,018	$3,064	$—	$—	$48,904
Past due 30-89 days	42	51	50	28	54	7	—	—	232
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,568	$22,675	$7,732	$5,018	$4,072	$3,071	$—	$—	$49,136
Current year-to-date gross charge-offs	$—	$67	$64	$—	$—	$3	$—	$—	$134

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,654	$656	$211	$22	$16	$—	$835	$—	$3,394
Past due 30-89 days	—	—	2	—	—	—	2	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,654	$656	$213	$22	$16	$—	$837	$—	$3,398
Current year-to-date gross charge-offs	$2,047	$15	$21	$—	$—	$2	$21	$—	$2,106

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$45,878	$52,989	$80,122	$52,648	$23,356	$54,556	$—	$—	$309,549
Past due 30-89 days	—	784	714	123	478	1,438	—	—	3,537
Past due 90 or more days	—	—	—	—	—	87	—	—	87
Nonaccrual	48	—	—	31	—	207	—	—	286
Total	$45,926	$53,773	$80,836	$52,802	$23,834	$56,288	$—	$—	$313,459
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential real estate: Junior lien
Current	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,706	$1,325	$168	$134	$167	$445	$—	$—	$5,945
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$37,014	$—	$37,014
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$14,813	$10,037	$6,468	$3,473	$1,682	$1,472	$—	$—	$37,945
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$14,813	$10,037	$6,468	$3,476	$1,682	$1,472	$—	$—	$37,948
Current year-to-date gross charge-offs	$139	$12	$6	$—	$3	$—	$—	$—	$160

	2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$30,900	$10,977	$6,887	$5,376	$2,030	$2,973	$—	$—	$59,143
Past due 30-89 days	123	—	—	30	3	25	—	—	181
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$31,023	$10,977	$6,887	$5,406	$2,033	$2,998	$—	$—	$59,324
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Unsecured
Current	$1,576	$740	$144	$86	$7	$—	$694	$—	$3,247
Past due 30-89 days	—	9	—	—	—	—	—	—	9
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,576	$749	$144	$86	$7	$—	$694	$—	$3,256
Current year-to-date gross charge-offs	$344	$21	$13	$2	$—	$1	$1	$—	$382
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

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the years ended December 31:

	2024
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$1,782	0.80%	$10	0.00%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	818	0.46%	1,353	0.76%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	1,305	1.93%	281	0.42%	—	0.00%
Agricultural other	132	0.41%	—	0.00%	—	0.00%	1,107	3.44%
Consumer
Secured - indirect	—	0.00%	—	0.00%	1	0.00%	—	0.00%
Total	$132		$3,905		$1,645		$1,107

	2023
	Other-Than-Insignificant Payment Delay		Term Extension		Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial real estate
Commercial mortgage owner occupied	$118	0.07%	$—	0.00%	$—	0.00%
Commercial mortgage non-owner occupied	—	0.00%	1,030	0.48%	—	0.00%
Commercial mortgage multifamily	2,977	3.81%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	227	0.33%	24	0.03%
Agricultural other	—	0.00%	32	0.10%	—	0.00%
Residential real estate
Senior lien	—	0.00%	5	0.00%	—	0.00%
Total	$3,095		$1,294		$24
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $43 and $0 in additional funds in connection with modified loans at December 31, 2024 and 2023, respectively, as displayed in the tables above.

The following tables summarize the financial effect of the modifications granted to borrowers experiencing financial difficulty for the years ended December 31:

	2024
	Payment Delay Term	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	4 months	N/A	3.00
Commercial real estate
Commercial mortgage owner occupied	7 months	N/A	3.00
Agricultural
Agricultural mortgage	5 months	N/A	6.27
Agricultural other	4 months	0.50%	0.33
Consumer
Secured - indirect	N/A	N/A	1.33

	2023
	Payment Delay Term	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial real estate
Commercial mortgage owner occupied	6 months	N/A	N/A
Commercial mortgage non-owner occupied	N/A	N/A	3.00
Commercial mortgage multifamily	6 months	N/A	N/A
Agricultural
Agricultural mortgage	N/A	4.50%	1.08
Agricultural other	N/A	N/A	1.00
Residential real estate
Senior lien	N/A	N/A	2.60
We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the performance of such loans that were modified within the past 12 months prior to December 31:

	2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$1,782	$10	$—	$—	$1,792
Commercial real estate
Commercial mortgage owner occupied	2,171	—	—	—	2,171
Agricultural
Agricultural mortgage	1,586	—	—	—	1,586
Agricultural other	1,239	—	—	—	1,239
Consumer
Secured - indirect	1	—	—	—	1
Total	$6,779	$10	$—	$—	$6,789

	2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Commercial mortgage owner occupied	$118	$—	$—	$—	$118
Commercial mortgage non-owner occupied	1,030	—	—	—	1,030
Commercial mortgage multifamily	2,977	—	—	—	2,977
Agricultural
Agricultural mortgage	251	—	—	—	251
Agricultural other	32	—	—	—	32
Residential real estate
Senior lien	—	—	—	5	5
Total	$4,408	$—	$—	$5	$4,413
We had no loans that defaulted for the years ended December 31, 2024 and 2023 which were modified within 12 months prior to the default date.
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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.
A summary of changes in the ACL and the recorded investment in loans by segments are as follows for the years ended December 31:

	2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(381)	—	—	(10)	(2,393)	(2,784)
Recoveries	42	355	6	128	353	884
Credit loss expense	687	(1,062)	11	67	1,984	1,687
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895

	2023
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2022	$860	$461	$577	$617	$961	$6,374	$9,850
Impact of the adoption of ASC 326	(58)	5,532	(247)	3,535	356	(6,374)	2,744
Charge-offs	(276)	—	(4)	(2)	(542)	—	(824)
Recoveries	79	26	12	329	263	—	709
Credit loss expense	363	(141)	(68)	(143)	618	—	629
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$—	$13,108
The following table illustrates the two main components of the ACL as of December 31:

	2024	2023
ACL
Individually evaluated	$—	$84
Collectively evaluated	12,895	13,024
Total	$12,895	$13,108
ACL to gross loans
Individually evaluated	—%	0.01%
Collectively evaluated	0.91%	0.96%
Total	0.91%	0.97%

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of December 31:

	2024		2023
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$465	$56
Commercial real estate	—	—	234	28
Agricultural	—	—	181	—
Residential real estate	254	—	203	—
Consumer	—	—	—	—
Total	$254	$—	$1,083	$84
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $254 in collateral dependent loans.
Note 4 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2024	2023
Land	$6,309	$6,309
Buildings and improvements	36,370	34,984
Furniture and equipment	33,960	35,528
Total	76,639	76,821
Less: accumulated depreciation	48,980	49,182
Premises and equipment, net	$27,659	$27,639
Depreciation expense amounted to $2,086, $1,978, and $2,071 in 2024, 2023, and 2022, respectively.
Note 5 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2024 and 2023.
Identifiable intangible assets were as follows as of December 31:

	2024
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,578	$1

	2023
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,577	$2
Amortization expense associated with identifiable intangible assets was $1, $3, and $15 in 2024, 2023, and 2022, respectively.

Note 6 – Deposits
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2025	$340,229
2026	28,909
2027	8,451
2028	5,836
2029	4,102
Thereafter	64
Total	$387,591
Interest expense on time deposits greater than $250 was $5,540 in 2024, $3,419 in 2023, and $621 in 2022.
Note 7 – Borrowed Funds
Short-term borrowings
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the years ended December 31:

	2024			2023
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$56,051	$44,808	3.18%	$55,722	$42,982	2.22%
Federal funds purchased	—	1	5.55%	—	13	6.13%
FRB Discount Window	5,300	315	4.80%	—	66	5.34%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $67,539 and $67,764 at December 31, 2024 and 2023, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows at December 31:

	2024		2023
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$53,567	3.18%	$46,801	3.11%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2024	2023
Pledged to secure borrowed funds	$395,286	$391,529
Pledged to secure repurchase agreements	67,539	67,764
Pledged for public deposits and for other purposes necessary or required by law	86,162	84,099
Total	$548,987	$543,392

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2024	2023
U.S. Treasury	$57,271	$55,623
Mortgage-backed securities	7,979	9,462
Collateralized mortgage obligations	2,289	2,679
Total	$67,539	$67,764
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of December 31, 2024, we had the ability to borrow up to an additional $342,130, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rate of FHLB advances as of December 31:

	2024		2023
	Amount	Rate	Amount	Rate
Fixed rate due 2024	$—	0.00%	$40,000	5.55%
Fixed rate due 2025	30,000	4.52%	—	0.00%
FHLB advances outstanding as of December 31, 2024 were short-term, with maturities within one week after December 31, 2024.
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
The following table summarizes our outstanding notes at December 31:

	2024		2023
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(576)		(665)
Total subordinated debt, net	$29,424		$29,335
Note 8 – Benefit Plans
401(k) Plan
We have a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The plan includes a matching safe harbor contribution for all eligible employees equal to 100% of the first 5.0% of an employee's compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor matching contributions.
For 2024, 2023 and 2022, expenses attributable to the plan were $965, $885, and $805, respectively.
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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2024	2023
Change in benefit obligation
Benefit obligation, beginning balance	$6,628	$6,896
Interest cost	294	317
Actuarial loss (gain)	(76)	(241)
Benefits paid, including plan expenses	(443)	(344)
Benefit obligation, ending balance	6,403	6,628
Change in plan assets
Fair value of plan assets, beginning balance	7,066	6,582
Investment return (loss)	680	828
Contributions	—	—
Benefits paid, including plan expenses	(443)	(344)
Fair value of plan assets, ending balance	7,303	7,066
Surplus (deficiency) in funded status, ending balance	$900	$438
Accumulated benefit obligation, ending balance	$6,403	$6,628

	2024	2023
Change in accrued pension benefit costs
Accrued benefit cost, beginning balance	$438	$(314)
Contributions	—	—
Net periodic benefit (cost) credit	82	(95)
Net change in unrecognized actuarial loss and prior service cost	380	847
Prepaid (accrued) pension liability, ending balance	$900	$438
The funded status of the plan is recorded in our consolidated balance sheets. We adjust the funded status in a prepaid account and the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).
The components of net periodic benefit cost are as follows for the years ended December 31:

	2024	2023	2022
Interest cost on benefit obligation	$294	$317	$224
Expected return on plan assets	(402)	(371)	(490)
Amortization of unrecognized actuarial net loss	26	149	216
Settlement loss	—	—	109
Net periodic benefit cost (credit)	$(82)	$95	$59
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

The components of accumulated other comprehensive income are as follows for the years ended December 31:

	2024	2023	2022
Transition (asset) obligation	$—	$—	$—
Net (gain) loss	502	882	1,729
Past service (credit) cost	—	—	—
Accumulated other comprehensive income	$502	$882	$1,729
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2024	2023	2022
Discount rate	5.32%	4.69%	4.88%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2024	2023	2022
Discount rate	4.69%	4.88%	2.43%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2024		2023
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$234	$234	$103	$103
Common collective trusts
Fixed income	3,322	3,322	3,273	3,273
Equity investments	3,747	3,747	3,690	3,690
Total	$7,303	$7,303	$7,066	$7,066

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 and 2023:
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
We anticipate contributions to the plan in 2025 to approximate net contribution costs.
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2025	$915
2026	724
2027	553
2028	546
2029	532
2030 - 2034	2,356
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2024		2023
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	101,493	$2,638	154,119	$3,313
Shares held in Rabbi Trust	142,535	3,704	150,581	3,237
Cash Incentive Plans
Executive Cash Incentive Plan
We provide an executive cash incentive plan, which provides separate potential payouts for Isabella Bank's CEO, President, and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 22% to 35% of the employee's annual salary. Expenses related to this plan for 2024, 2023, and 2022 were $103, $53, and $252 respectively.

Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2024, 2023 and 2022 were $1,485, $796, and $1,072, respectively.
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
A summary of changes in nonvested restricted stock awards follows for the years ended December 31:

	2024		2023
	Number of Shares	Fair Value	Number of Shares	Fair Value
Beginning balance	27,072	$592	27,072	$592
Granted	3,901	76	—	—
Vested	(16,240)	(345)	—	—
Forfeited	—	—	—	—
Ending balance	14,733	$323	27,072	$592
Expenses related to the RSP for 2024, 2023, 2022 were $95, $253, and $147 respectively. As of December 31, 2024, there was $88 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.38 years.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2024, 2023 and 2022 were $529, $345, and $251, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $100 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,895 in 2024, $2,281 in 2023 and $3,026 in 2022.
Note 9 – Capital Ratios and Shareholders' Equity
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). As of December 31, 2024 and 2023, we met all capital adequacy requirements.
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

As of December 31, 2024 and 2023, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under Basel III Capital Rules. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios as of December 31:

	2024
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$172,589	11.53%	$104,783	7.00%	$97,299	6.50%
Consolidated	183,348	12.21%	105,136	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	172,589	11.53%	127,237	8.50%	119,753	8.00%
Consolidated	183,348	12.21%	127,665	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	185,997	12.43%	157,175	10.50%	149,691	10.00%
Consolidated	226,179	15.06%	157,703	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	172,589	8.36%	82,602	4.00%	103,252	5.00%
Consolidated	183,348	8.86%	82,803	4.00%	N/A	N/A

	2023
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$178,316	12.48%	$100,043	7.00%	$92,897	6.50%
Consolidated	180,014	12.54%	100,449	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	178,316	12.48%	121,481	8.50%	114,335	8.00%
Consolidated	180,014	12.54%	121,973	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	191,739	13.42%	150,065	10.50%	142,919	10.00%
Consolidated	222,772	15.52%	150,673	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	178,316	8.71%	81,935	4.00%	102,419	5.00%
Consolidated	180,014	8.76%	82,154	4.00%	N/A	N/A
(1) "Well-capitalized" minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At December 31, 2024, the Bank exceeded all minimum capital requirements.

The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2022, 2023, and 2024 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, December 31, 2021	$3,873	$(2,014)	$1,859
OCI before reclassifications	(50,015)	762	(49,253)
Amounts reclassified from AOCI	—	59	59
Subtotal	(50,015)	821	(49,194)
Tax effect	10,314	(173)	10,141
OCI, net of tax	(39,701)	648	(39,053)
Balance, December 31, 2022	(35,828)	(1,366)	(37,194)
OCI before reclassifications	13,365	752	14,117
Amounts reclassified from AOCI	(67)	95	28
Subtotal	13,298	847	14,145
Tax effect	(2,669)	(178)	(2,847)
OCI, net of tax	10,629	669	11,298
Balance, December 31, 2023	(25,199)	(697)	(25,896)
OCI before reclassifications	5,339	462	5,801
Amounts reclassified from AOCI	—	(82)	(82)
Subtotal	5,339	380	5,719
Tax effect	(1,098)	(80)	(1,178)
OCI, net of tax	4,241	300	4,541
Balance, December 31, 2024	$(20,958)	$(397)	$(21,355)
Included in OCI are changes in unrealized gains and losses related to auction rate money market preferred stocks. Auction rate money market preferred stocks, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2024			2023			2022
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$113	$5,226	$5,339	$589	$12,776	$13,365	$(900)	$(49,115)	$(50,015)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	(67)	(67)	—	—	—
Net unrealized gains (losses)	113	5,226	5,339	589	12,709	13,298	(900)	(49,115)	(50,015)
Tax effect	—	(1,098)	(1,098)	—	(2,669)	(2,669)	—	10,314	10,314
Unrealized gains (losses), net of tax	$113	$4,128	$4,241	$589	$10,040	$10,629	$(900)	$(38,801)	$(39,701)

The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2024	2023	2022
Unrealized gains (losses) on AFS securities
	$—	$67	$—	Other noninterest income
	—	14	—	Income tax expense
	$—	$53	$—	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$(82)	$95	$59	Other noninterest expenses
	(17)	20	12	Income tax expense
	$(65)	$75	$47	Net income
Note 10 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. For further information related to potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP, see "Note 8 – Benefit Plans."
Earnings per common share have been computed based on the following for the years ended December 31:

	2024	2023	2022
Average number of common shares outstanding for basic calculation	7,465,343	7,511,591	7,549,878
Average potential effect of common shares in the Directors Plan (1)	—	34,962	70,329
Average potential effect of common shares in the RSP	17,031	28,939	27,405
Average number of common shares outstanding used to calculate diluted earnings per common share	7,482,374	7,575,492	7,647,612
Net income	$13,889	$18,167	$22,238
Earnings per common share
Basic	$1.86	$2.42	$2.95
Diluted	$1.86	$2.40	$2.91
(1) Exclusive of shares held in the Rabbi Trust
Note 11 – Revenue
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2024, 2023 and 2022, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2024, 2023 and 2022.

Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2024	2023	2022
Debit card income	$4,151	$4,063	$3,783
Trust service fees	3,438	3,110	2,622
Investment advisory fees	603	447	383
Service charges and fees related to deposit accounts	450	362	345
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.
Note 12 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2024	2023	2022
Federal tax expense	$2,819	$2,657	$4,593
Deferred expense (benefit)	(310)	1,008	13
Income tax expense	$2,509	$3,665	$4,606

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 21% of income before federal income tax expense is as follows for the years ended December 31:

	2024	2023	2022
Income taxes at statutory rate	$3,444	$4,585	$5,637
Effect of nontaxable income
Interest income on tax exempt municipal securities	(490)	(552)	(587)
Earnings on corporate owned life insurance policies	(211)	(193)	(197)
Other	497	292	329
Total effect of nontaxable income	(204)	(453)	(455)
Effect of nondeductible expenses	93	86	45
Effect of tax credits	(824)	(602)	(621)
Unrecognized deferred tax benefit	—	49	—
Federal income tax expense	$2,509	$3,665	$4,606
The unrecognized deferred tax benefit recorded during 2023 related to a low income housing tax credit investment. The sale of this investment resulted in a capital loss carryforward that is unlikely to be recognized in the foreseeable future. As such, we did not recognize a deferred tax asset as of December 31, 2024 and 2023 related to our low income housing tax credit investment.

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

	2024	2023
Deferred tax assets
Allowance for credit losses	$2,715	$2,658
Deferred compensation	1,148	1,388
Employee benefit plans	112	80
Core deposit premium and acquisition expenses	764	764
Net unrealized losses on AFS securities	5,529	6,627
Net unrecognized actuarial losses on pension plan	105	185
Life insurance death benefit payable	497	497
Other	813	821
Total deferred tax assets	11,683	13,020
Deferred tax liabilities
Prepaid pension cost	294	277
Premises and equipment	1,592	2,251
Accretion on securities	482	315
Core deposit premium and acquisition expenses	1,059	1,022
Other	1,162	1,236
Total deferred tax liabilities	4,589	5,101
Net deferred tax assets (liabilities)	$7,094	$7,919
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2021. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2024 and 2023 and we are not aware of any claims for such amounts by federal income tax authorities.
Note 13 – Fair Value
Fair value measurement requires the use of an exit price notion which may differ from entrance pricing. Generally, we believe our assets and liabilities classified as Level 1 or Level 2 approximate an exit price notion.
The following is a description of the valuation methodologies, key inputs, and an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.
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
The following tables list the quantitative fair value information about loans measured at fair value on a nonrecurring basis as of December 31:

	2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$254	Real Estate	20%	20%

	2023
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$1,083	Real Estate	20%	20%
		Equipment	25% - 35%	33%
		Accounts receivable	25%	25%
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
The following table lists the quantitative information about OMSR fair value measurement as of December 31:

2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,483	Constant prepayment rate	7%
		Discount rate	11%
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
As a result of the change described above, Level 3 transfers in and Level 2 transfer out totaled $2,483 as of December 31, 2024. There were no other transfers to or from Levels 1, 2, or 3 as of December 31, 2024 or December 31, 2023.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$24,542	$24,542	$24,542	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	242	247	—	247	—

Gross loans	1,423,571	1,363,883	—	—	1,363,883
Less allowance for credit losses	12,895	12,895	—	—	12,895
Net loans	1,410,676	1,350,988	—	—	1,350,988
Accrued interest receivable	8,085	8,085	8,085	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,185	2,483	—	—	2,483
LIABILITIES
Deposits without stated maturities	1,359,469	1,359,469	1,359,469	—	—
Deposits with stated maturities	387,591	385,200	—	385,200	—
Short-term borrowings	53,567	53,503	—	53,503	—
FHLB advances	30,000	30,000	—	30,000	—
Subordinated debt, net of unamortized issuance costs	29,424	27,658	—	27,658	—
Accrued interest payable	1,051	1,051	1,051	—	—

	2023
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$33,672	$33,672	$33,672	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	—	—	—	—	—

Gross loans	1,349,463	1,292,458	—	—	1,292,458
Less allowance for credit losses	13,108	13,108	—	—	13,108
Net loans	1,336,355	1,279,350	—	—	1,279,350
Accrued interest receivable	8,167	8,167	8,167	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
OMSR	2,422	3,164	—	3,164	—
LIABILITIES
Deposits without stated maturities	1,377,321	1,377,321	1,377,321	—	—
Deposits with stated maturities	346,374	341,489	—	341,489	—
Short-term borrowings	46,801	46,704	—	46,704	—
FHLB advances	40,000	40,000	—	40,000	—
Subordinated debt, net of unamortized issuance costs	29,335	26,146	—	26,146	—
Accrued interest payable	890	890	890	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$220,571	$—	$220,571	$—	$214,801	$—	$214,801	$—
States and political subdivisions	76,568	—	76,568	—	92,876	—	92,876	—
Auction rate money market preferred	3,044	—	3,044	—	2,931	—	2,931	—
Mortgage-backed securities	26,886	—	26,886	—	32,815	—	32,815	—
Collateralized mortgage obligations	154,674	—	154,674	—	177,775	—	177,775	—
Corporate	7,286	—	7,286	—	6,950	—	6,950	—
Total AFS securities	489,029	—	489,029	—	528,148	—	528,148	—
Nonrecurring items
Collateral dependent (net of ACL)	254	—	—	254	1,083	—	—	1,083
OMSR	2,185	—	—	2,185	2,422	—	2,422	—
Foreclosed assets	544	—	—	544	406	—	—	406
Total	$492,012	$—	$489,029	$2,983	$532,059	$—	$530,570	$1,489
Percent of assets and liabilities measured at fair value		0.00%	99.39%	0.61%		0.00%	99.72%	0.28%
We recorded losses of $1 and $0 through earnings related to fair value changes in OMSR for the years ended December 31, 2024 and 2023. We also recorded losses of $0 and $132 through earnings related to fair value changes in foreclosed assets for the years ended December 31, 2024 and 2023. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2024 and 2023.
Note 14 – Off-Balance-Sheet Activities, Commitments and Other Matters
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2024	2023
Unfunded commitments under lines of credit	$312,577	$313,646
Commercial and standby letters of credit	2,125	1,624
Commitments to originate new loans	26,558	6,460
Total	$341,260	$321,730
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
Commitments to originate new loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if it is deemed necessary, is based on management's credit evaluation of the customer. Commitments to grant loans include residential mortgage loans that may be committed to be sold to the secondary market.
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. There were no undesignated interest rate lock commitments at December 31, 2024 and 2023.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. There were undesignated forward loan sale commitments of $242 and $0 at December 31, 2024 and 2023, respectively. The fair value of these forward loan sale commitments was $247 and $0 at December 31, 2024 and 2023, respectively.
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
The allowance was $512 and $315 at December 31, 2024 and 2023, and is reported as a component of other liabilities. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.

Other Matters
Correspondent banks may require us to maintain minimum cash reserve balances. The reserve balances related to correspondent banks amounted to $450 and $250 for the years ended December 31, 2024 and 2023.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2024, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2025, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $3,700.
Note 15 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2024	2023
Balance, January 1	$19,527	$20,963
New loans	1,962	569
Repayments	(18,538)	(2,005)
Balance, December 31	$2,951	$19,527
Total deposits of these principal officers and directors and their affiliates amounted to $4,024 and $7,735 at December 31, 2024 and 2023, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 20,000 shares of our common stock as of December 31, 2024 and 2023. Such shares are included in the computation of dividends and earnings per share.
The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2024	2023	2022
Total assets	$1,236	$1,221	$1,385
Donations	—	—	50
Note 16 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2024	2023
Assets
Cash on deposit at the Bank	$34,498	$25,010
Investments in subsidiaries	156,486	157,671
Premises and equipment	1,140	1,196
Other assets	47,663	47,949
Total assets	$239,787	$231,826
Liabilities and Shareholders' Equity
Subordinated debt, net of unamortized issuance costs	$29,424	$29,335
Other liabilities	87	89
Shareholders' equity	210,276	202,402
Total liabilities and shareholders' equity	$239,787	$231,826

Condensed Statements of Income

	Year Ended December 31
	2024	2023	2022
Income
Dividends from subsidiaries	$22,000	$30,000	$6,000
Interest income	511	191	15
Other income	11	13	14
Total income	22,522	30,204	6,029
Expenses
Management fee	1,188	952	900
Interest expense	1,065	1,065	1,065
Audit, consulting, and legal fees	561	577	522
Director fees	357	408	417
Other	362	354	339
Total expenses	3,533	3,356	3,243
Income before income tax benefit and equity in undistributed earnings of subsidiaries	18,989	26,848	2,786
Federal income tax benefit	626	654	670
Income before equity in undistributed earnings of subsidiaries	19,615	27,502	3,456
Undistributed earnings of subsidiaries	(5,726)	(9,335)	18,782
Net income	$13,889	$18,167	$22,238

Condensed Statements of Cash Flows

	Year Ended December 31
	2024	2023	2022
Operating activities
Net income	$13,889	$18,167	$22,238
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	5,726	9,335	(18,782)
Share-based payment awards	476	782	610
Amortization of subordinated debt issuance costs	89	90	87
Depreciation	56	52	50
Deferred income tax expense (benefit)	313	228	(133)
Net changes in:
Other assets	(27)	(255)	1,383
Other liabilities	(2)	(199)	160
Net cash provided by (used in) operating activities	20,520	28,200	5,613
Investing activities
Purchase of equity investments	—	—	(250)
Net (purchases) sales of premises and equipment	—	(77)	260
Net cash provided by (used in) investing activities	—	(77)	10
Financing activities
Cash dividends paid on common stock	(8,147)	(8,216)	(8,082)
Proceeds from the issuance of common stock	1,523	1,617	1,762
Common stock repurchased	(3,076)	(3,415)	(1,124)
Common stock purchased for deferred compensation obligations	(1,332)	(1,624)	(1,189)
Net cash provided by (used in) financing activities	(11,032)	(11,638)	(8,633)
Increase (decrease) in cash and cash equivalents	9,488	16,485	(3,010)
Cash and cash equivalents at beginning of period	25,010	8,525	11,535
Cash and cash equivalents at end of period	$34,498	$25,010	$8,525

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2024.
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
Based upon these criteria, we believe that, as of December 31, 2024, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2024 consolidated financial statements and our internal control over financial reporting as of December 31, 2024. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board of Directors. Rehmann has issued an unqualified audit opinion on our 2024 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2024, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)
March 12, 2025

/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)
March 12, 2025
Item 9B. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended December 31, 2024, none of the Corporation’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2025 (“Proxy Statement”) which is incorporated herein by reference.
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
We have an insider trading policy governing the purchase, sale and other disposition of the Corporation’s common stock that applies to the Corporation’s directors, executive officers and specifically designated individuals of the Corporation and the Bank as determined from time to time by the Corporation’s Board of Directors. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Corporation’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
For information concerning executive compensation, see “Executive Officers” in the Proxy Statement which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
For information concerning the security ownership of certain owners and management, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement which is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	101,493	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	14,733	(4)	—	(5)	—	(6)
Total	116,226
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
(3) As of December 31, 2024, the Directors Plan had 101,493 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 142,535 shares for the benefit of participants pursuant to the Directors Plan.
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
Item 14. Principal Accountant Fees and Services.
For information concerning our principal accountant fees and services see “Fees for Professional Services Provided by Rehmann” and “Pre-Approval Policies and Procedures” in our Proxy Statement which is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

(a)	(1)	Financial Statements: The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm, Rehmann Robson LLC (PCAOB ID: 263)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: All schedules are omitted because they are neither applicable nor required, or because the required information is included in the consolidated financial statements or related notes.

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3.1	Amended Articles of Incorporation (1)
	3.2	Amendment to the Articles of Incorporation (2)
	3.3	Amendment to the Articles of Incorporation (3)
	3.4	Amendment to the Articles of Incorporation (4)
	3.5	Amendment to the Articles of Incorporation (7)
	3.6	Amended Bylaws (5)
	3.7	Amendment to Bylaws (6)
	3.8	Amendment to Bylaws (9)
	3.9	Amendment to Bylaws (10)
	4.1	Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (14)
	4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (14)
	10.1	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (8)
	10.2	Isabella Bank Corporation Retirement Bonus Plan* (11)
	10.3	Isabella Bank Corporation Split Dollar Plan* (12)
	10.4	Isabella Bank Corporation Supplemental Executive Retirement Plan* (13)
	10.5	Isabella Bank Corporation Restricted Stock Plan* (13)
	10.6	Isabella Bank Corporation Executive Cash Incentive Plan* (13)
	10.7	Isabella Bank Corporation Executive Clawback Policy* (13)
	10.8	Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (14)
	10.9	Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (14)
	19	Isabella Bank Corporation Directors and Executive Officers Operating Policy on Trading in ISBA Common Stock
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**
104	Cover Page Interactive Data File

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 13, 2019, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 1, 2024, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed June 2, 2021, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jerome E. Schwind	Date:	March 12, 2025
Jerome E. Schwind, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 12, 2025
Dr. Jeffrey J. Barnes

/s/ Jill Bourland	Director	March 12, 2025
Jill Bourland

/s/ Melinda M. Coffin	Director	March 12, 2025
Melinda M. Coffin

/s/ Jae A. Evans	Director	March 12, 2025
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 12, 2025
Jennifer L. Gill

/s/ Neil M. McDonnell	Isabella Bank President and Director	March 12, 2025
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 12, 2025
Sarah R. Opperman

/s/ Chad R. Payton	Director	March 12, 2025
Chad R. Payton

/s/ Vicki L. Rupp	Director	March 12, 2025
Vicki L. Rupp

/s/ Brian R. Sackett	Director	March 12, 2025
Brian R. Sackett

/s/ William M. Schaefer	Chief Financial Officer (Principal Financial Officer)	March 12, 2025
William M. Schaefer

/s/ Jerome E. Schwind	President, Chief Executive Officer (Principal Executive Officer), and Director	March 12, 2025
Jerome E. Schwind