Form 10-Q
period 2025-03-31
ISABELLA BANK Corp
filed 2025-05-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,382,358 as of May 7, 2025.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	FRB: Federal Reserve Bank
AFS: Available-for-sale	Freddie Mac: Federal Home Loan Mortgage Corporation
ALCO: Asset-Liability Committee	FTE: Fully taxable equivalent
AOCI: Accumulated other comprehensive income	GAAP: U.S. generally accepted accounting principles
ASC: FASB Accounting Standards Codification	HFS: Held-for-sale
ASU: FASB Accounting Standards Update	IRR: Interest rate risk
ATM: Automated teller machine	N/A: Not applicable
AUM: Assets under management	N/M: Not meaningful
BOLI: Bank-owned life insurance	NAV: Net asset value
CECL: Current expected credit losses	NIM: Net interest margin
CIK: Central Index Key	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OCI: Other comprehensive income (loss)
DIFS: Department of Insurance and Financial Services	OMSR: Originated mortgage servicing rights
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OREO: Other real estate owned
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	Rabbi Trust: A trust established to fund our Directors Plan
ETR: Effective tax rate	RSP: Isabella Bank Corporation Restricted Stock Plan
Exchange Act: Securities Exchange Act of 1934	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SEC: U.S. Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOX: Sarbanes-Oxley Act of 2002
FFIEC: Federal Financial Institutions Examinations Council	XBRL: eXtensible Business Reporting Language
FHLB: Federal Home Loan Bank	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2025	December 31 2024
ASSETS
Cash and demand deposits due from banks	$28,786	$22,830
Fed Funds sold and interest bearing balances due from banks	40,393	1,712
Total cash and cash equivalents	69,179	24,542

AFS securities, at fair value	513,040	489,029
FHLB stock	5,600	12,762
Mortgage loans HFS	127	242

Loans	1,367,724	1,423,571
Less allowance for credit losses	12,735	12,895
Net loans	1,354,989	1,410,676

Premises and equipment	28,108	27,659
Cash surrender value of BOLI	45,833	34,882
Goodwill and other intangible assets	48,282	48,283
Other assets	37,429	38,166
Total assets	$2,102,587	$2,086,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$404,194	$416,373
Interest bearing demand deposits	243,939	237,548
Money market deposits	473,138	423,883
Savings	286,399	281,665
Certificates of deposit	390,239	387,591
Total deposits	1,797,909	1,747,060
Short-term borrowings	47,310	53,567
FHLB advances	—	30,000
Subordinated debt, net of unamortized issuance costs	29,447	29,424
Total borrowed funds	76,757	112,991

Other liabilities	12,365	15,914
Total liabilities	1,887,031	1,875,965
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized: issued and outstanding 7,408,010 shares in 2025 and 7,424,893 shares in 2024	125,547	126,224
Shares to be issued for deferred compensation obligations	2,508	2,383
Retained earnings	104,940	103,024
Accumulated other comprehensive income (loss)	(17,439)	(21,355)
Total shareholders’ equity	215,556	210,276
Total liabilities and shareholders' equity	$2,102,587	$2,086,241

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2025	2024
Interest income
Loans	$19,348	$18,057
AFS securities	2,643	2,884
FHLB stock	160	146
Federal funds sold and other	482	293
Total interest income	22,633	21,380
Interest expense
Deposits	7,463	7,163
Short-term borrowings	341	321
FHLB advances	38	388
Subordinated debt	266	266
Total interest expense	8,108	8,138
Net interest income	14,525	13,242
(Reversal of) provision for credit losses	(107)	392
Net interest income after provision for credit losses	14,632	12,850
Noninterest income
Service charges and fees	1,974	1,933
Wealth management fees	979	939
Earnings on BOLI	372	243
Net gain on sale of mortgage loans	30	34
Other	173	319
Total noninterest income	3,528	3,468
Noninterest expenses
Compensation and benefits	7,383	7,015
Occupancy and equipment	2,600	2,706
Other professional services	711	513
ATM and debit card fees	486	469
Marketing	459	426
FDIC insurance premiums	303	252
Other	1,357	1,295
Total noninterest expenses	13,299	12,676
Income before income tax expense	4,861	3,642
Income tax expense	912	511
Net income	$3,949	$3,131
Earnings per common share
Basic	$0.53	$0.42
Diluted	0.53	0.42
Cash dividends per common share	0.28	0.28

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2025	2024
Net income	$3,949	$3,131
Unrealized gains (losses) on AFS securities	5,014	(2,926)
Reclassification adjustment for net (gains) losses included in net income	—	—
Tax effect (1)	(1,098)	632
Unrealized gains (losses) on AFS securities, net of tax	3,916	(2,294)
Comprehensive income (loss)	$7,865	$837
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2023	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	3,131	(2,294)	837
Issuance of common stock	22,456	447	—	—	—	447
Common stock issued for deferred compensation under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	21	(21)	—	—	—
Share-based payment awards under the Directors Plan	—	—	218	—	—	218
Share-based compensation expense recognized in earnings under the RSP	—	25	—	—	—	25
Common stock purchased for deferred compensation obligations	—	(420)	—	—	—	(420)
Common stock repurchased	(36,484)	(740)	—	—	—	(740)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,095)	—	(2,095)
March 31, 2024	7,488,101	$126,656	$3,890	$98,318	$(28,190)	$200,674

December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	3,949	3,916	7,865
Issuance of common stock	17,332	419	—	—	—	419
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	42	(42)	—	—	—
Share-based payment awards under the Directors Plan	—	—	167	—	—	167
Share-based compensation expense recognized in earnings under the RSP	—	7	—	—	—	7
Common stock purchased for deferred compensation obligations	—	—	—	—	—	—
Common stock repurchased	(45,582)	(1,145)	—	—	—	(1,145)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,033)	—	(2,033)
March 31, 2025	7,408,010	$125,547	$2,508	$104,940	$(17,439)	$215,556

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$3,949	$3,131
Reconciliation of net income to net cash provided by operating activities
(Reversal of) provision for credit losses	(107)	392
Depreciation	535	506
Net amortization of AFS securities	307	353
Net gain on sale of mortgage loans	(30)	(34)
Increase in cash value of BOLI	(368)	(239)
Share-based payment awards	174	243
Origination of loans HFS	(1,043)	(1,690)
Proceeds from loan sales	1,188	1,358
Net changes in:
Other assets	(142)	(114)
Other liabilities	241	(470)
Net cash provided by (used in) operating activities	4,704	3,436
Investing activities
Proceeds from sales, maturities, calls and prepayments of AFS securities	21,058	7,284
Purchases of AFS securities	(40,362)	—
Proceeds from sale of FHLB Stock	7,162	—
Net change in loans HFI	55,576	(16,354)
Purchases of premises and equipment	(984)	(818)
Purchases of BOLI policies	(10,583)	—
Low income housing tax credit investments	(3,767)	(3)
Net cash provided by (used in) investing activities	28,100	(9,891)
Financing activities
Net increase (decrease) in deposits	50,849	44,612
Net increase (decrease) in short-term borrowings	(6,257)	(3,803)
Net increase (decrease) in FHLB advances	(30,000)	(40,000)
Cash dividends paid on common stock	(2,033)	(2,095)
Proceeds from issuance of common stock	419	447
Common stock repurchased	(1,145)	(740)
Common stock purchased for deferred compensation obligations	—	(420)
Net cash provided by (used in) financing activities	11,833	(1,999)
Increase (decrease) in cash and cash equivalents	44,637	(8,454)
Cash and cash equivalents at beginning of period	24,542	33,672
Cash and cash equivalents at end of period	$69,179	$25,218
Supplemental cash flows information
Interest paid	$7,919	$7,844
Supplemental noncash information
Transfers of loans to foreclosed assets	218	199

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
OPERATING SEGMENTS: Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. While the CODM monitors the revenue streams of our various products and services, operations are managed, and financial performance is evaluated on a corporate-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the banking-related operations are considered by management to be aggregated in one reportable operating segment.
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
Consolidated net income is used to benchmark results against our competitors. Benchmarking and monitoring of budget to actual results are used in assessment performance and in establishing compensation. Revenue from banking operations consists primarily of loan and investment interest, deposit related fees, and wealth fees. Interest expense, provision for credit losses, compensation, and occupancy and equipment costs provide the significant expenses in our banking operations. All operations are domestic.
RECLASSIFICATIONS: Certain amounts reported in the interim 2024 consolidated financial statements have been reclassified to conform with the 2025 presentation. Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$220,701	$—	$7,918	$212,783
States and political subdivisions	78,938	3	4,719	74,222
Auction rate money market preferred	3,200	—	371	2,829
Mortgage-backed securities	27,545	—	1,717	25,828
Collateralized mortgage obligations	195,979	163	6,064	190,078
Corporate	8,150	—	850	7,300
Total	$534,513	$166	$21,639	$513,040

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,807	$—	$10,236	$220,571
States and political subdivisions	81,135	9	4,576	76,568
Auction rate money market preferred	3,200	—	156	3,044
Mortgage-backed securities	29,068	—	2,182	26,886
Collateralized mortgage obligations	163,156	—	8,482	154,674
Corporate	8,150	—	864	7,286
Total	$515,516	$9	$26,496	$489,029
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2025 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$59,841	$160,860	$—	$—	$—	$220,701
States and political subdivisions	12,770	21,132	18,223	26,813	—	78,938
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	27,545	27,545
Collateralized mortgage obligations	—	—	—	—	195,979	195,979
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$72,611	$181,992	$26,373	$26,813	$226,724	$534,513
Fair value	$71,223	$175,122	$24,317	$23,643	$218,735	$513,040
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

The information in the following tables pertains to AFS securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2025
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$7,918	$212,783	$7,918
States and political subdivisions	176	15,510	4,543	40,418	4,719
Auction rate money market preferred	—	—	371	2,829	371
Mortgage-backed securities	—	—	1,717	25,828	1,717
Collateralized mortgage obligations	103	15,649	5,961	143,803	6,064
Corporate	85	1,615	765	5,685	850
Total	$364	$32,774	$21,275	$431,346	$21,639
Number of securities in an unrealized loss position:		95		211	306

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,236	$220,571	$10,236
States and political subdivisions	486	23,553	4,090	36,796	4,576
Auction rate money market preferred	—	—	156	3,044	156
Mortgage-backed securities	—	—	2,182	26,886	2,182
Collateralized mortgage obligations	185	5,646	8,297	149,028	8,482
Corporate	—	—	864	7,286	864
Total	$671	$29,199	$25,825	$443,611	$26,496
Number of securities in an unrealized loss position:		175		178	353
As of March 31, 2025, no allowance for credit losses has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$220,884	16.15%	$221,510	15.56%
Unsecured	28,336	2.07%	23,384	1.64%
Total commercial and industrial	249,220	18.22%	244,894	17.20%
Commercial real estate
Commercial mortgage owner occupied	183,228	13.40%	178,376	12.53%
Commercial mortgage non-owner occupied	206,976	15.13%	208,118	14.62%
Commercial mortgage 1-4 family investor	93,845	6.86%	92,497	6.50%
Commercial mortgage multifamily	68,185	4.99%	68,456	4.81%
Total commercial real estate	552,234	40.38%	547,447	38.46%
Advances to mortgage brokers	3,015	0.22%	63,080	4.43%
Agricultural
Agricultural mortgage	65,699	4.80%	67,550	4.75%
Agricultural other	28,660	2.10%	32,144	2.26%
Total agricultural	94,359	6.90%	99,694	7.01%
Residential real estate
Senior lien	337,542	24.68%	332,743	23.37%
Junior lien	9,409	0.69%	8,655	0.61%
Home equity lines of credit	40,397	2.95%	39,474	2.77%
Total residential real estate	387,348	28.32%	380,872	26.75%
Consumer
Secured - direct	33,220	2.42%	35,050	2.46%
Secured - indirect	45,081	3.30%	49,136	3.45%
Unsecured	3,247	0.24%	3,398	0.24%
Total consumer	81,548	5.96%	87,584	6.15%
Total	$1,367,724	100.00%	$1,423,571	100.00%
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization method. Net unamortized deferred loan costs were $3,317 and $3,330 at March 31, 2025 and December 31, 2024, respectively.
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
We offer adjustable-rate mortgages, construction loans, and fixed rate residential real estate loans which have amortization periods up to a maximum of 30 years. We consider the anticipated direction of interest rates, balance sheet duration, the sensitivity of our balance sheet to changes in interest rates, our liquidity needs, and overall loan demand to determine whether or not to sell fixed rate loans to Freddie Mac.
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
When a loan is placed in nonaccrual status, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ACL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status. Accrued interest receivable on loans was $6,494 and $6,384 at March 31, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.

The following table summarizes nonaccrual loan data by class of loans as of:

	March 31, 2025		December 31, 2024
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Residential real estate
Senior lien	$173	$173	$282	$282
Total	$173	$173	$282	$282
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	March 31, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$79	$—	$—	$220,805	$220,884	$—
Unsecured	—	50	—	28,286	28,336	—
Total commercial and industrial	79	50	—	249,091	249,220	—
Commercial real estate
Commercial mortgage owner occupied	26	304	—	182,898	183,228	—
Commercial mortgage non-owner occupied	1,487	—	—	205,489	206,976	—
Commercial mortgage 1-4 family investor	104	—	—	93,741	93,845	—
Commercial mortgage multifamily	—	—	—	68,185	68,185	—
Total commercial real estate	1,617	304	—	550,313	552,234	—
Advances to mortgage brokers	—	—	—	3,015	3,015	—
Agricultural
Agricultural mortgage	—	—	—	65,699	65,699	—
Agricultural other	57	—	—	28,603	28,660	—
Total agricultural	57	—	—	94,302	94,359	—
Residential real estate
Senior lien	3,163	—	56	334,323	337,542	—
Junior lien	—	—	—	9,409	9,409	—
Home equity lines of credit	80	—	—	40,317	40,397	—
Total residential real estate	3,243	—	56	384,049	387,348	—
Consumer
Secured - direct	3	—	26	33,191	33,220	26
Secured - indirect	197	—	—	44,884	45,081	—
Unsecured	6	—	—	3,241	3,247	—
Total consumer	206	—	26	81,316	81,548	26
Total	$5,202	$354	$82	$1,362,086	$1,367,724	$26

	December 31, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$328	$—	$—	$221,182	$221,510	$—
Unsecured	—	50	—	23,334	23,384	—
Total commercial and industrial	328	50	—	244,516	244,894	—
Commercial real estate
Commercial mortgage owner occupied	25	304	—	178,047	178,376	—
Commercial mortgage non-owner occupied	792	—	—	207,326	208,118	—
Commercial mortgage 1-4 family investor	—	—	—	92,497	92,497	—
Commercial mortgage multifamily	—	—	—	68,456	68,456	—
Total commercial real estate	817	304	—	546,326	547,447	—
Advances to mortgage brokers	—	—	—	63,080	63,080	—
Agricultural
Agricultural mortgage	—	—	—	67,550	67,550	—
Agricultural other	—	—	—	32,144	32,144	—
Total agricultural	—	—	—	99,694	99,694	—
Residential real estate
Senior lien	3,846	148	163	328,586	332,743	—
Junior lien	19	—	—	8,636	8,655	—
Home equity lines of credit	10	—	—	39,464	39,474	—
Total residential real estate	3,875	148	163	376,686	380,872	—
Consumer
Secured - direct	15	—	19	35,016	35,050	19
Secured - indirect	232	—	—	48,904	49,136	—
Unsecured	4	—	—	3,394	3,398	—
Total consumer	251	—	19	87,314	87,584	19
Total	$5,271	$502	$182	$1,417,616	$1,423,571	$19

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$781	$14,633	$14,585	$2,780	$4,793	$4,159	$11,474	$—	$53,205
Risk rating 4	7,922	36,531	33,149	15,511	13,986	3,487	31,460	—	142,046
Risk rating 5	633	3,549	166	13,434	66	9	4,441	—	22,298
Risk rating 6	102	121	272	59	113	9	2,659	—	3,335
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$9,438	$54,834	$48,172	$31,784	$18,958	$7,664	$50,034	$—	$220,884
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$1,498	$348	$1,905	$132	$55	$431	$2,129	$—	$6,498
Risk rating 4	3,475	1,371	1,700	1,686	629	347	11,230	—	20,438
Risk rating 5	—	96	66	—	113	—	1,125	—	1,400
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,973	$1,815	$3,671	$1,818	$797	$778	$14,484	$—	$28,336
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$—	$1,935	$4,004	$1,532	$10,984	$17,220	$—	$—	$35,675
Risk rating 4	9,227	24,689	11,227	28,141	35,106	28,638	1,327	—	138,355
Risk rating 5	1,524	195	1,294	860	71	1,418	372	—	5,734
Risk rating 6	—	1,348	304	—	620	1,096	96	—	3,464
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,751	$28,167	$16,829	$30,533	$46,781	$48,372	$1,795	$—	$183,228
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$723	$302	$738	$5,510	$5,124	$2,078	$—	$—	$14,475
Risk rating 4	7,856	7,840	32,756	56,898	35,075	30,764	608	—	171,797
Risk rating 5	—	9,671	809	928	1,663	6,085	500	—	19,656
Risk rating 6	—	—	1,000	—	—	48	—	—	1,048
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,579	$17,813	$35,303	$63,336	$41,862	$38,975	$1,108	$—	$206,976
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$121	$1,154	$—	$2,774	$772	$1,750	$4,213	$—	$10,784
Risk rating 4	2,597	9,266	12,164	8,448	28,242	15,711	5,456	—	81,884
Risk rating 5	—	—	143	335	70	51	—	—	599
Risk rating 6	—	—	532	—	—	46	—	—	578
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,718	$10,420	$12,839	$11,557	$29,084	$17,558	$9,669	$—	$93,845
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$638	$3,121	$1,673	$915	$1,258	$175	$—	$7,780
Risk rating 4	50	2,318	1,936	21,115	11,509	20,065	64	—	57,057
Risk rating 5	—	490	—	—	—	—	—	—	490
Risk rating 6	—	—	—	—	—	2,858	—	—	2,858
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$50	$3,446	$5,057	$22,788	$12,424	$24,181	$239	$—	$68,185
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$3,015	$—	$—	$—	$—	$—	$—	$—	$3,015
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$230	$742	$—	$2,688	$2,049	$3,347	$37	$—	$9,093
Risk rating 4	583	4,023	4,055	12,762	6,794	13,269	1,384	—	42,870
Risk rating 5	—	278	1,505	1,342	5,741	1,609	1,168	—	11,643
Risk rating 6	—	60	—	975	—	1,058	—	—	2,093
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$813	$5,103	$5,560	$17,767	$14,584	$19,283	$2,589	$—	$65,699
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$—	$633	$434	$86	$107	$211	$2,694	$—	$4,165
Risk rating 4	138	1,886	1,192	1,656	1,741	776	11,825	—	19,214
Risk rating 5	—	1,687	—	17	—	460	831	—	2,995
Risk rating 6	—	—	172	—	90	—	2,024	—	2,286
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$138	$4,206	$1,798	$1,759	$1,938	$1,447	$17,374	$—	$28,660
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$13,303	$15,074	$3,078	$4,975	$4,437	$368	$10,316	$—	$51,551
Risk rating 4	38,143	38,393	17,252	15,561	2,035	2,191	28,145	—	141,720
Risk rating 5	3,627	559	11,644	164	137	53	6,626	—	22,810
Risk rating 6	126	288	1,841	71	—	10	3,093	—	5,429
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$55,199	$54,314	$33,815	$20,771	$6,609	$2,622	$48,180	$—	$221,510
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$378	$1,967	$203	$69	$48	$414	$1,966	$—	$5,045
Risk rating 4	3,073	2,049	2,388	268	370	—	8,896	—	17,044
Risk rating 5	100	—	—	121	—	—	1,074	—	1,295
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,551	$4,016	$2,591	$458	$418	$414	$11,936	$—	$23,384
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,963	$4,032	$1,694	$11,125	$13,300	$4,421	$221	$—	$36,756
Risk rating 4	24,878	11,550	29,307	35,974	9,780	20,260	1,590	—	133,339
Risk rating 5	197	487	876	72	653	791	372	—	3,448
Risk rating 6	1,354	1,123	—	636	1,117	504	99	—	4,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$28,392	$17,192	$31,877	$47,807	$24,850	$25,976	$2,282	$—	$178,376
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$644	$795	$5,568	$5,178	$348	$1,781	$—	$—	$14,314
Risk rating 4	7,902	34,664	61,524	35,620	4,375	29,178	497	—	173,760
Risk rating 5	9,726	—	218	1,681	6,154	709	500	—	18,988
Risk rating 6	—	1,006	—	—	50	—	—	—	1,056
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$18,272	$36,465	$67,310	$42,479	$10,927	$31,668	$997	$—	$208,118
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$1,165	$—	$2,632	$791	$846	$965	$3,076	$—	$9,475
Risk rating 4	9,399	12,535	8,911	28,666	13,930	3,640	4,750	—	81,831
Risk rating 5	—	145	339	72	—	52	—	—	608
Risk rating 6	—	536	—	—	—	47	—	—	583
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,564	$13,216	$11,882	$29,529	$14,776	$4,704	$7,826	$—	$92,497
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$638	$3,383	$1,697	$936	$545	$746	$150	$—	$8,095
Risk rating 4	2,081	1,957	21,446	11,646	664	19,617	64	—	57,475
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	—	—	2,886	—	—	2,886
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,719	$5,340	$23,143	$12,582	$1,209	$23,249	$214	$—	$68,456
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$63,080	$—	$—	$—	$—	$—	$—	$—	$63,080
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$792	$—	$2,700	$2,144	$2,550	$1,250	$34	$—	$9,470
Risk rating 4	4,410	4,118	12,959	6,968	5,737	8,586	1,322	—	44,100
Risk rating 5	281	1,521	1,342	5,757	—	1,364	1,045	—	11,310
Risk rating 6	60	—	1,550	—	—	1,060	—	—	2,670
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,543	$5,639	$18,551	$14,869	$8,287	$12,260	$2,401	$—	$67,550
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$634	$523	$106	$137	$2	$210	$3,635	$—	$5,247
Risk rating 4	1,940	1,328	1,863	1,893	463	550	13,531	—	21,568
Risk rating 5	1,683	—	—	—	438	—	608	—	2,729
Risk rating 6	—	172	—	90	—	—	2,338	—	2,600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,257	$2,023	$1,969	$2,120	$903	$760	$20,112	$—	$32,144
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
•Collection process has begun.
•Bankruptcy petition has been filed.
•Judgments have been filed.
•Portion of the loan balance has been charged off.
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$10,712	$58,748	$39,681	$46,037	$72,311	$105,685	$—	$1,033	$334,207
Past due 30-89 days	—	202	184	219	499	2,058	—	—	3,162
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	173	—	—	173
Total	$10,712	$58,950	$39,865	$46,256	$72,810	$107,916	$—	$1,033	$337,542
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$1,073	$4,174	$2,929	$741	$101	$391	$—	$—	$9,409
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,073	$4,174	$2,929	$741	$101	$391	$—	$—	$9,409
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$40,317	$—	$40,317
Past due 30-89 days	—	—	—	—	—	—	80	—	80
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$40,397	$—	$40,397
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$2,437	$9,227	$8,506	$5,906	$3,550	$3,565	$—	$—	$33,191
Past due 30-89 days	—	—	—	3	—	—	—	—	3
Past due 90 or more days	—	—	—	—	—	26	—	—	26
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,437	$9,227	$8,506	$5,909	$3,550	$3,591	$—	$—	$33,220
Current year-to-date gross charge-offs	$—	$1	$19	$36	$—	$12	$—	$—	$68
Consumer: Secured - indirect
Current	$613	$5,850	$20,416	$6,956	$4,507	$6,542	$—	$—	$44,884
Past due 30-89 days	—	47	—	—	68	82	—	—	197
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$613	$5,897	$20,416	$6,956	$4,575	$6,624	$—	$—	$45,081
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$436	$1,353	$503	$136	$17	$8	$788	$—	$3,241
Past due 30-89 days	—	5	—	1	—	—	—	—	6
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$436	$1,358	$503	$137	$17	$8	$788	$—	$3,247
Current year-to-date gross charge-offs	$80	$1	$9	$—	$—	$—	$—	$—	$90

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,991	$35,105	$45,916	$73,607	$47,057	$62,303	$—	$8,579	$328,558
Past due 30-89 days	173	162	331	287	907	2,043	—	—	3,903
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	163	28	91	—	—	282
Total	$56,164	$35,267	$46,247	$74,057	$47,992	$64,437	$—	$8,579	$332,743
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$4,229	$3,092	$800	$86	$71	$358	$—	$—	$8,636
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,229	$3,092	$800	$105	$71	$358	$—	$—	$8,655
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$39,464	$—	$39,464
Past due 30-89 days	—	—	—	—	—	—	10	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$39,474	$—	$39,474
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$10,990	$9,498	$6,535	$3,947	$2,166	$1,880	$—	$—	$35,016
Past due 30-89 days	—	—	15	—	—	—	—	—	15
Past due 90 or more days	—	—	—	—	19	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,990	$9,498	$6,550	$3,947	$2,185	$1,880	$—	$—	$35,050
Current year-to-date gross charge-offs	$—	$62	$—	$—	$—	$—	$—	$—	$62

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$6,526	$22,624	$7,682	$4,990	$4,018	$3,064	$—	$—	$48,904
Past due 30-89 days	42	51	50	28	54	7	—	—	232
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,568	$22,675	$7,732	$5,018	$4,072	$3,071	$—	$—	$49,136
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Unsecured
Current	$1,654	$656	$211	$22	$16	$—	$835	$—	$3,394
Past due 30-89 days	—	—	2	—	—	—	2	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,654	$656	$213	$22	$16	$—	$837	$—	$3,398
Current year-to-date gross charge-offs	$107	$7	$14	$—	$—	$—	$—	$—	$128
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

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended March 31, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$532	0.24%
Commercial real estate
Commercial mortgage owner occupied	1,524	0.83%
Total	$2,056

	Three Months Ended March 31, 2024
	Other-Than-Insignificant Payment Delay		Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$13	0.01%
Commercial real estate
Commercial mortgage owner occupied	823	0.46%	—	0.00%
Consumer
Secured - indirect	—	0.00%	2	0.00%
Total	$823		$15
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 and $43 in additional funds to be disbursed in connection with modified loans at March 31, 2025 and December 31, 2024, respectively, as displayed in the tables above.
The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

Three Months Ended March 31
	2025	2024
	Weighted-Average Term Extension (Years)	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	4.4 years	N/A	3 years
Commercial real estate
Commercial mortgage owner occupied	15 years	7 months	N/A
Consumer
Secured - indirect	N/A	N/A	1.3 years

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the past 12 months prior to:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$2,168	$—	$—	$—	$2,168
Commercial real estate
Commercial mortgage owner occupied	2,872	—	—	—	2,872
Agricultural
Agricultural mortgage	1,584	—	—	—	1,584
Agricultural other	924	—	—	—	924
Total	$7,548	$—	$—	$—	$7,548

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$12	$—	$—	$—	$12
Commercial real estate
Commercial mortgage owner occupied	941	—	—	—	941
Commercial mortgage non-owner occupied	1,023	—	—	—	1,023
Commercial mortgage multifamily	2,976	—	—	—	2,976
Agricultural
Agricultural mortgage	22	—	—	—	22
Consumer
Secured - indirect	2	—	—	—	2
Total	$4,976	$—	$—	$—	$4,976
We had no loans that defaulted in the three-month periods ended March 31, 2025 and 2024 which were modified within 12 months prior to the default date.
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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended March 31, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	—	—	—	(1)	(171)	(172)
Recoveries	80	2	—	14	128	224
Reversal of credit losses	(157)	1	(21)	66	(101)	(212)
March 31, 2025	$1,239	$5,174	$266	$4,600	$1,456	$12,735

	Three Months Ended March 31, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	—	—	—	(1)	(190)	(191)
Recoveries	2	6	2	64	71	145
Provision for credit losses	297	19	(7)	(91)	110	328
March 31, 2024	$1,267	$5,903	$265	$4,308	$1,647	$13,390

The following table illustrates the two main components of the ACL as of:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
ACL
Individually evaluated	$—	$—	$—	$137	$349
Collectively evaluated	12,735	12,895	12,635	12,958	13,041
Total	$12,735	$12,895	$12,635	$13,095	$13,390
ACL to gross loans
Individually evaluated	0.00%	0.00%	0.00%	0.01%	0.03%
Collectively evaluated	0.93%	0.91%	0.89%	0.94%	0.95%
Total	0.93%	0.91%	0.89%	0.95%	0.98%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	March 31, 2025		December 31, 2024
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Agricultural	—	—	—	—
Residential real estate	145	—	254	—
Consumer	—	—	—	—
Total	$145	$—	$254	$—
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of March 31, 2025 include $145 in collateral dependent loans secured by residential real estate.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to four days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended March 31
	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$47,310	$43,513	3.21%	$43,250	$40,621	3.15%
Federal funds purchased	—	21	5.43%	—	2	6.52%
FRB Discount Window	—	29	4.51%	—	—	0.00%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $58,094 and $67,539 at March 31, 2025 and December 31, 2024, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	March 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$47,310	3.08%	$53,567	3.18%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2025	December 31 2024
Pledged to secure borrowed funds	$394,079	$395,286
Pledged to secure repurchase agreements	58,094	67,539
Pledged for public deposits and for other purposes necessary or required by law	67,794	86,162
Total	$519,967	$548,987
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2025	December 31 2024
U.S. Treasury	$48,114	$57,271
Mortgage-backed securities	7,769	7,979
Collateralized mortgage obligations	2,211	2,289
Total	$58,094	$67,539
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2025, we had the ability to borrow up to an additional $377,824 without pledging additional collateral.

FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate due 2025	$—	0.00%	$30,000	4.52%
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
The following table summarizes our outstanding notes as of:

	March 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(553)		(576)
Total subordinated debt, net	$29,447		$29,424
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended March 31
	2025	2024
Average number of common shares outstanding for basic calculation	7,419,739	7,493,334
Average potential effect of common shares in the RSP	12,423	14,405
Average number of common shares outstanding used to calculate diluted earnings per common share	7,432,162	7,507,739
Net income	$3,949	$3,131
Earnings per common share
Basic	$0.53	$0.42
Diluted	0.53	0.42

Note 6 – Capital Ratios and Shareholders' Equity
As of March 31, 2025 and December 31, 2024, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III Capital Rules. Capital requirements to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios as of:

	March 31, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$176,720	12.08%	$102,391	7.00%	$95,077	6.50%
Consolidated	184,713	12.58%	102,748	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	176,720	12.08%	124,331	8.50%	117,018	8.00%
Consolidated	184,713	12.58%	124,765	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	190,072	12.99%	153,586	10.50%	146,272	10.00%
Consolidated	227,512	15.50%	154,121	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	176,720	8.59%	82,267	4.00%	102,834	5.00%
Consolidated	184,713	8.96%	82,465	4.00%	N/A	N/A

	December 31, 2024
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$172,589	11.53%	$104,783	7.00%	$97,299	6.50%
Consolidated	183,348	12.21%	105,136	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	172,589	11.53%	127,237	8.50%	119,753	8.00%
Consolidated	183,348	12.21%	127,665	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	185,997	12.43%	157,175	10.50%	149,691	10.00%
Consolidated	226,179	15.06%	157,703	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	172,589	8.36%	82,602	4.00%	103,252	5.00%
Consolidated	183,348	8.86%	82,803	4.00%	N/A	N/A
(1) "Well-capitalized" minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At March 31, 2025, the Bank exceeded all minimum capital requirements.

The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2025			2024
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, December 31	$(20,958)	$(397)	$(21,355)	$(25,199)	$(697)	$(25,896)
OCI before reclassifications	5,014	—	5,014	(2,926)	—	(2,926)
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	5,014	—	5,014	(2,926)	—	(2,926)
Tax effect	(1,098)	—	(1,098)	632	—	632
OCI, net of tax	3,916	—	3,916	(2,294)	—	(2,294)
Balance, March 31	$(17,042)	$(397)	$(17,439)	$(27,493)	$(697)	$(28,190)
Included in OCI for the three-month periods ended March 31, 2025 and 2024 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2025			2024
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(215)	$5,229	$5,014	$82	$(3,008)	$(2,926)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	(215)	5,229	5,014	82	(3,008)	(2,926)
Tax effect	—	(1,098)	(1,098)	—	632	632
Unrealized gains (losses), net of tax	$(215)	$4,131	$3,916	$82	$(2,376)	$(2,294)

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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

March 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$145	Real Estate	20%	20%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$254	Real Estate	20%	20%
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
The following table lists the quantitative information about OMSR fair value measurement as of:

March 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,366	Constant prepayment rate	7%
		Discount rate	11%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,483	Constant prepayment rate	7%
		Discount rate	11%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$69,179	$69,179	$69,179	$—	$—
FHLB stock (1)	5,600	N/A	—	—	—
Mortgage loans HFS	127	131	—	131	—

Gross loans	1,367,724	1,321,419	—	—	1,321,419
Less allowance for credit losses	12,735	12,735	—	—	12,735
Net loans	1,354,989	1,308,684	—	—	1,308,684
Accrued interest receivable	8,790	8,790	8,790	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,407,670	1,407,670	1,407,670	—	—
Deposits with stated maturities	390,239	388,178	—	388,178	—
Short-term borrowings	47,310	47,254	—	47,254	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,447	27,916	—	27,916	—
Accrued interest payable	997	997	997	—	—

	December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$24,542	$24,542	$24,542	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	242	247	—	247	—

Gross loans	1,423,571	1,363,883	—	—	1,363,883
Less allowance for credit losses	12,895	12,895	—	—	12,895
Net loans	1,410,676	1,350,988	—	—	1,350,988
Accrued interest receivable	8,085	8,085	8,085	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,359,469	1,359,469	1,359,469	—	—
Deposits with stated maturities	387,591	385,200	—	385,200	—
Short-term borrowings	53,567	53,503	—	53,503	—
FHLB advances	30,000	30,000	—	30,000	—
Subordinated debt, net of unamortized issuance costs	29,424	27,658	—	27,658	—
Accrued interest payable	1,051	1,051	1,051	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$212,783	$—	$212,783	$—	$220,571	$—	$220,571	$—
States and political subdivisions	74,222	—	74,222	—	76,568	—	76,568	—
Auction rate money market preferred	2,829	—	2,829	—	3,044	—	3,044	—
Mortgage-backed securities	25,828	—	25,828	—	26,886	—	26,886	—
Collateralized mortgage obligations	190,078	—	190,078	—	154,674	—	154,674	—
Corporate	7,300	—	7,300	—	7,286	—	7,286	—
Total AFS securities	513,040	—	513,040	—	489,029	—	489,029	—
Nonrecurring items
Collateral dependent (net of ACL)	145	—	—	145	254	—	—	254
Foreclosed assets	649	—	—	649	544	—	—	544
Total	$513,834	$—	$513,040	$794	$489,827	$—	$489,029	$798
Percent of assets and liabilities measured at fair value		0.00%	99.85%	0.15%		0.00%	99.84%	0.16%
We recorded an impairment related to foreclosed assets of $63 through earnings for the three month periods ended March 31, 2025 and $0 for the three month period ended March 31, 2024. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2025. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 8 – Subsequent Events
On April 2, 2025, we recovered the full contractual balance of overdrawn deposit accounts from one customer. These accounts were charged off during the third quarter of 2024 in the amount of $1,622. Additionally, we collected all legal fees associated with the loss and the full contractual balance of all commercial loans outstanding with this customer. The recovery of losses and fees will be reflected in our second quarter 2025 results.
We evaluated subsequent events after March 31, 2025 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No other subsequent events require financial statement recognition or disclosure between March 31, 2025 and the date our interim condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited three months ended March 31, 2025 and 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
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
Forward-Looking Statements
Information in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended and Rule 3b-6 promulgated thereunder. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward-looking statements generally relate to losses, impact of events, financial condition, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting the Corporation and its future business and operations. Forward-looking statements are typically identified by words or phrases such as “will likely result", “expect”, “plan”, “believe”, “estimate”, “anticipate”, “strategy”, “trend”, “forecast”, “outlook”, “project”, “intend”, “assume”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”,“achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors described in Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, or included in any subsequent filing by the Corporation with the Securities and Exchange Commission. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Corporation cautions you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
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

Executive Summary
Comparison of Operating Results for the three months ended March 31, 2025, and 2024, unless otherwise noted
Net income in the first quarter of 2025 was $3,949, or $0.53 per diluted share, compared with $3,131, or $0.42 per diluted share, in the same quarter 2024. The non-GAAP measure of adjusted net income in the first quarter 2025 totaled $4,254, or $0.57 per diluted share, compared to $3,076 or $0.41 per diluted share, in the same quarter of 2024.The increase in net income for the comparative periods includes an increase in core loan interest income and a decline in provision for credit losses, offset by an increase in noninterest expenses.
Net interest income was $14,525 in the first quarter of 2025 and $13,242 in the same quarter of 2024, representing 3.06% and 2.79% of earning assets, or NIM on an FTE basis, respectively. The current year quarter NIM included a four basis point benefit due to the recovery of contractual interest from nonaccruing loans that paid off during the quarter. The book yield from securities was 2.20% and 2.25% during the first quarters of 2025 and 2024, respectively. Our yield on loans expanded to 5.71% in the first quarter 2025, up from 5.38% in the same quarter of 2024. Excluding loan recoveries, the yield on loans was 5.65%. The expansion in loan yields was a result of higher rates on new loans and variable rate commercial loans that have, and continue to, reprice. At the end of the first quarter 2025, approximately 39% of commercial loans are fixed at rates that are lower than current market rates. Most of those fixed rate loans will contractually reprice to variable rates over the next four years. Our cost of interest-bearing liabilities decreased to 2.26% from 2.28% in the first quarter 2024 due to reductions to rates in the money market and certificate of deposit products. NIM continues to expand as loans reprice and the cost of interest bearing liabilities stabilizes.
The provision for credit losses was a credit of $107 in the first quarter of 2025, which reflects the $160 change in the allowance for credit losses on loans and net recoveries totaling $52, offset by an increase in the reserve for unfunded commitments. The provision for loan losses in the same period of 2024 was $392 reflecting $265 for specific reserves and $46 in net charge offs.
Noninterest income for the three months ended March 31, 2025 and 2024 was $3,528 and $3,468, respectively. Wealth management fees grew $40, or 4%, on relatively flat assets under management as compared to the first quarter of 2024, due to a change in product mix that generated higher administrative fees. AUM in the first quarter 2025 decreased 0.22% while the S&P 500 declined 4.6% in the same period. Earnings on BOLI policies increased $129 over the prior year quarter due to new investments in a separate account BOLI. Other noninterest income in the first quarter included a $55 loss on foreclosed assets, compared to a $69 gain in the first quarter 2024.
Noninterest expenses for the three-month period ended March 31, 2025 increased $623, or 4.9%, in comparison to the same period in 2024. Compensation and benefit expenses increased $368 reflecting annual merit increases and higher medical insurance claims compared to the first quarter of 2024. Other professional services included $121 in legal fees related to our previously announced Nasdaq uplisting application.
Income tax expense was $912, compared to $511 in the first quarter of 2024 and the ETR was 19% and 14%, respectively. The ETR in the first quarter 2025 included a one-time expense totaling $166 due to the taxes owed from the lifetime earnings on BOLI policies that were surrendered during the quarter. Excluding the one-time charge, the ETR was 15%, which is higher than the prior year quarter on higher pretax income.
Financial Condition (March 31, 2025 to December 31, 2024 comparison)
Total assets increased $16,346 to $2,102,587 as of March 31, 2025, primarily due to an increase of $38,681 in interest bearing cash, $18,997 in gross securities, and $10,951 increase in BOLI assets, offset by a $60,065 decrease in advances to mortgage brokers.
Our AFS securities portfolio totaled $513,040 at March 31, 2025, increasing $24,011 at the end of first quarter 2025. The increase was driven by $40,362 in purchases of collateralized mortgage obligation securities with a weighted-average yield of 4.56%. Amortization and maturities of $21,058 partially offset the increase from purchases. Net unrealized losses at March 31, 2025 totaled $21,473, or 4.02%, of the portfolio and improved during the quarter due to the treasury portfolio rapidly approaching maturity and a decrease in market yields. The par value and corresponding book yields that are estimated to mature or payoff by year include: $54,500 in principal with a weighted-average book yield of 2.34% over the remainder of 2025; $217,400 at 1.17% in 2026; and $63,400 at 1.86% in 2027. Some of these securities amortize so the actual principal paydown may differ from these estimates.
Loans outstanding as of March 31, 2025 totaled $1,367,724. Since December 31, 2024, gross loans have decreased $55,847 as a result of a reduction in advance to mortgage brokers. However, the decline in this non-core loan product has provided liquidity and the opportunity to refocus on loans that can be recorded on our balance sheet for longer terms and help to mitigate interest rate risk.

Core loans, which excludes advances to mortgage brokers, grew $4,218, driven by the commercial real estate and commercial and industrial loan portfolios of $4,787 and $4,326, respectively. Loan growth during the first quarter primarily was in the construction, real estate, and hospitality industries. The commercial pipeline is robust, with some anticipated loan closings in the first quarter extended into the second quarter 2025. Residential mortgages increased $6,476 as customers are favoring adjustable-rate loans, which are put on the balance sheet rather than sold in the secondary market. Core loan growth during the quarter was offset by a decline in agricultural and consumer loan portfolios that continue to roll off amid decreasing demand, competition and our adherence to credit quality standards.
The ACL was $12,735 at March 31, 2025, a decrease of $160 from $12,895 at December 31, 2024. Most of the decline is due to improvement in historical loss experience, driven by the recovery of three previously charged-off loans during the quarter totaling $136, which led to an $88 reduction in the allowance. Nonaccrual loans were $173 as of March 31, 2025 compared to $282 at December 31, 2024. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.41% at March 31, 2025, compared to 0.40% at year-end 2024. Overall, credit quality remains strong, and there are no negative trends.
BOLI assets were $45,833 at March 31, 2025, an increase of $10,951 from December 31, 2024. The growth was mostly driven by a $10,583 investment of new policies in a separate account product at the beginning of January. The investment transaction included a surrender of $5,431 of existing general account policies and redeployment into a separate account BOLI. As part of BOLI restructuring, another $9,045 of general account policies will be exchanged for separate account BOLI, which is expected to be completed by the end of the third quarter. The separate account BOLI currently yields 5.4%, compared to a weighted-average yield of 2.9% from existing general account policies.
Total deposits increased $50,849 from December 31, 2024, to $1,797,909 at March 31, 2025. The growth was driven by the interest-bearing demand, money market, and savings deposits, collectively increasing $60,380 as we continue to deepen customer relationships. Consumer demand for retail certificates of deposit accounts continues based on the rate environment, resulting in a $2,648 increase in the balance during the first three months of 2025. Adversely, demand deposits declined $12,179 during the first quarter 2025.
Total equity was $215,556 at March 31, 2025 compared to $210,276 at year-end 2024. Our tangible book value per share was $22.58 as of March 31, 2025, compared to $21.82 on December 31, 2024. Net unrealized losses on AFS securities reduced tangible book value per share by $2.30 and $2.82 for the respective periods. Share repurchases totaled 45,582 during the first three months of 2025 for a value of $1,145 at an average price of $25.12.
We continue to have robust liquidity levels and capital. As of March 31, 2025, we had $907,003 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.96%, Tier 1 risk-based capital was 12.58%, and Total risk-based capital was 15.50%.
Reclassifications
Certain amounts reported in the interim 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation.
Subsequent Events
On April 2, 2025, we recovered the full contractual balance of overdrawn deposit accounts from one customer. These accounts were charged off during the third quarter of 2024 in the amount of $1,622. Additionally, we collected all legal fees associated with the loss and the full contractual balance of all commercial loans outstanding with this customer. The recovery of losses and fees will be reflected in our second quarter 2025 results.
We evaluated subsequent events after March 31, 2025 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No other subsequent events require financial statement recognition or disclosure between March 31, 2025 and the date our interim condensed consolidated financial statements were issued.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of, and for the:

	Three Months Ended
	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
PER SHARE
Basic earnings	$0.53	$0.54	$0.44	$0.47	$0.42
Diluted earnings	0.53	0.54	0.44	0.46	0.42
Adjusted diluted earnings (1)	0.57	0.52	0.61	0.46	0.41
Dividends	0.28	0.28	0.28	0.28	0.28
Book value (2)	29.10	28.32	28.63	27.06	26.80
Tangible book value (2)	22.58	21.82	22.14	20.60	20.35
Market price (2)	23.59	25.99	21.21	18.20	19.40
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.76%	0.62%	0.68%	0.61%
Adjusted return on average total assets (1)	0.83%	0.74%	0.87%	0.68%	0.60%
Return on average shareholders' equity	7.48%	7.47%	6.26%	6.97%	6.19%
Adjusted return on average shareholders' equity (1)	8.05%	7.29%	8.70%	6.96%	6.08%
Return on average tangible shareholders' equity	9.65%	9.66%	8.15%	9.19%	8.12%
Adjusted return on average tangible shareholders' equity (1)	10.40%	9.43%	11.32%	9.17%	7.97%
Net interest margin yield (FTE) (1)	3.06%	2.98%	2.96%	2.82%	2.79%
Efficiency ratio (1)	72.39%	71.20%	72.30%	73.93%	74.84%
Gross loan to deposit ratio (2)	76.07%	81.48%	79.93%	80.22%	77.22%
Shareholders' equity to total assets (2)	10.25%	10.08%	10.11%	9.82%	9.75%
Tangible shareholders' equity to tangible assets (2)	8.14%	7.95%	8.00%	7.65%	7.58%
FINANCIAL DATA (in millions)
Total assets (2)	2,103	2,086	2,107	2,060	2,058
AFS securities (2)	513	489	507	506	518
Gross loans (2)	1,368	1,424	1,424	1,382	1,366
ACL (2)	13	13	13	13	13
Deposits (2)	1,798	1,747	1,782	1,722	1,768
Borrowed funds (2)	77	113	97	119	72
Shareholders' equity (2)	216	210	213	202	201
Wealth assets under management (2)	657	658	680	648	661
Net income	4	4	3	3	3
Interest income	23	23	23	22	21
Interest expense	8	9	9	9	8
Net interest income	15	15	14	14	13
Provision for credit losses	—	—	1	—	—
Noninterest income	4	4	4	4	3
Noninterest expenses	13	13	13	13	13
(1) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section
(2) At end of period

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

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,370,765	$19,348	5.71%	$1,412,578	$20,145	5.66%	$1,348,749	$18,057	5.38%
AFS securities (2)	514,479	2,827	2.20%	522,733	2,869	2.15%	557,030	3,130	2.25%
FHLB stock	11,011	160	5.82%	12,762	168	5.25%	12,762	146	4.57%
Fed funds sold	4	—	4.32%	8	—	4.54%	7	—	5.43%
Other (3)	47,374	482	4.06%	15,905	200	4.94%	25,210	293	4.66%
Total interest earning assets	1,943,633	22,817	4.75%	1,963,986	23,382	4.72%	1,943,758	21,626	4.47%
NONEARNING ASSETS
Allowance for credit losses	(12,884)			(12,598)			(13,100)
Cash and demand deposits due from banks	23,899			22,800			24,018
Premises and equipment	27,962			27,773			28,022
Other assets	102,927			92,608			84,059
Total assets	$2,085,537			$2,094,569			$2,066,757
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$240,860	$242	0.41%	$232,271	$212	0.36%	$245,299	$201	0.33%
Money market deposits	460,663	2,929	2.58%	436,235	2,970	2.71%	451,476	3,212	2.86%
Savings	286,364	538	0.76%	276,856	446	0.64%	282,971	333	0.47%
Certificates of deposit	387,820	3,754	3.93%	386,871	3,955	4.07%	357,541	3,417	3.84%
Short-term borrowings	43,563	341	3.18%	50,862	413	3.22%	40,623	321	3.17%
FHLB advances	3,333	38	4.53%	28,261	352	4.88%	27,692	388	5.54%
Subordinated debt, net of unamortized issuance costs	29,433	266	3.62%	29,410	266	3.62%	29,342	266	3.63%
Total interest bearing liabilities	1,452,036	8,108	2.26%	1,440,766	8,614	2.38%	1,434,944	8,138	2.28%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	403,024			425,116			412,228
Other liabilities	16,265			15,775			16,151
Shareholders’ equity	214,212			212,912			203,434
Total liabilities and shareholders’ equity	$2,085,537			$2,094,569			$2,066,757
Net interest income (FTE)		$14,709			$14,768			$13,488
Net yield on interest earning assets (FTE) (4)			3.06%			2.98%			2.79%
(1) Includes loans HFS and nonaccrual loans
(2) Average balances for AFS securities are based on amortized cost
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section

Loans
The following table displays loan balances as of:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024	Annualized Growth % Quarter to Date
Commercial and industrial	$249,220	$244,894	$240,589	$238,245	$226,281	7.07%
Commercial real estate	552,234	547,447	547,038	547,005	561,123	3.50%
Advances to mortgage brokers	3,015	63,080	76,187	39,300	29,688	N/M
Agricultural	94,359	99,694	96,794	94,996	93,695	(21.41)%
Total commercial loans	898,828	955,115	960,608	919,546	910,787	(23.57)%
Residential real estate	387,348	380,872	369,846	365,188	356,658	6.80%
Consumer	81,548	87,584	93,829	96,902	98,063	(27.57)%
Total	$1,367,724	$1,423,571	$1,424,283	$1,381,636	$1,365,508	(15.69)%
The following table presents the composition of our commercial real estate portfolio by industry as of:

	March 31, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Real estate
1-4 family investor	$87,760	15.89%	$86,736	15.84%
Multifamily	60,846	11.02%	61,033	11.15%
All other	153,050	27.71%	147,566	26.96%
Hotels	83,511	15.12%	83,426	15.24%
Health care	42,482	7.69%	43,197	7.89%
Retail trade	33,266	6.02%	33,586	6.14%
Manufacturing	13,686	2.48%	12,381	2.26%
Accommodation services	11,597	2.10%	11,786	2.15%
Construction	11,252	2.04%	10,901	1.99%
Educational services	11,018	2.00%	11,160	2.04%
Wholesale trade	10,720	1.94%	10,918	1.99%
Other	33,046	5.99%	34,757	6.35%
Total commercial real estate	$552,234	100.00%	$547,447	100.00%
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
Deposits
The following table displays deposit balances as of:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024	Annualized Growth % Quarter to Date
Noninterest bearing demand deposits	$404,194	$416,373	$421,493	$412,193	$413,272	(11.70)%
Interest bearing demand deposits	243,939	237,548	228,902	232,660	250,314	10.76%
Money market deposits	473,138	423,883	471,745	429,150	453,014	46.48%
Savings	286,399	281,665	276,095	279,847	285,564	6.72%
Certificates of deposit	390,239	387,591	383,597	368,449	366,143	2.73%
Total	$1,797,909	$1,747,060	$1,781,832	$1,722,299	$1,768,307	11.64%

Asset Quality Analysis
The following table outlines our quarter-to-date asset quality analysis as of, and for the three-month periods ended:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
NONPERFORMING ASSETS
Commercial and industrial	$—	$—	$120	$271	$567
Commercial real estate	—	—	—	—	234
Agricultural	—	—	—	167	189
Residential real estate	173	282	427	556	293
Consumer	—	—	—	—	—
Total nonaccrual loans	173	282	547	994	1,283
Accruing loans past due 90 days or more	26	19	64	15	—
Total nonperforming loans	199	301	611	1,009	1,283
Foreclosed assets	649	544	546	629	579
Debt securities	—	—	12	12	12
Total nonperforming assets	$848	$845	$1,169	$1,650	$1,874
Nonperforming loans to gross loans	0.01%	0.02%	0.04%	0.07%	0.09%
Nonperforming assets to total assets	0.04%	0.04%	0.06%	0.08%	0.09%
Nonaccrual loans to gross loans	0.01%	0.02%	0.04%	0.07%	0.09%
ACL as a % of nonaccrual loans	N/M	N/M	N/M	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$12,895	$12,635	$13,095	$13,390	$13,108
Charge-offs	172	299	1,767	527	191
Recoveries	224	197	408	134	145
Net loan charge-offs (recoveries)	(52)	102	1,359	393	46
(Reversal of) provision for credit losses - loans	(212)	362	899	98	328
Allowance at end of period	$12,735	$12,895	$12,635	$13,095	$13,390
ACL to gross loans	0.93%	0.91%	0.89%	0.95%	0.98%
Reserve for unfunded commitments	617	512	498	450	379
Provision for credit losses - unfunded commitments	105	14	47	72	64
Reserve to unfunded commitments	0.14%	0.15%	0.15%	0.14%	0.11%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$(80)	$13	$(6)	$334	$(2)
Commercial real estate	(2)	(2)	(318)	(29)	(6)
Agricultural	—	(4)	—	—	(2)
Residential real estate	(13)	(16)	(20)	(19)	(63)
Consumer	43	111	1,703	107	119
Total	$(52)	$102	$1,359	$393	$46
Net (recoveries) charge-offs (Quarter to Date annualized to average loans)	(0.02)%	0.03%	0.39%	0.11%	0.01%
Net (recoveries) charge-offs (Year to Date annualized to average loans)	(0.02)%	0.14%	0.17%	0.00%	0.01%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$5,555	$5,682	$2,226	$1,484	$7,938
Accruing loans past due 90 days or more	26	19	64	15	—
Total accruing past due loans	5,581	5,701	2,290	1,499	7,938
Nonaccrual loans	173	282	547	994	1,283
Total past due and nonaccrual loans	$5,754	$5,983	$2,837	$2,493	$9,221

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 17,332 shares or $419 of common stock during the first three months of 2025, as compared to 22,456 shares or $447 of common stock during the same period in 2024. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $167 and $218 during the three-month periods ended March 31, 2025 and 2024, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $7 during the first three months of 2025, as compared to $25 during the same period in 2024.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 45,582 shares or $1,145 of common stock during the first three months of 2025 and 36,484 shares or $740 during the first three months of 2024. As of March 31, 2025, we were authorized to repurchase up to an additional 72,647 shares of common stock.
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
The following table sets forth our ratios as of:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
Common equity tier 1 capital	12.58%	12.21%	12.08%	12.37%	12.36%
Tier 1 capital	12.58%	12.21%	12.08%	12.37%	12.36%
Total capital	15.50%	15.06%	14.90%	15.29%	15.31%
Tier 1 leverage	8.96%	8.86%	8.77%	8.83%	8.80%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $427,091, or 20.31% of assets, as of March 31, 2025, compared to $330,876, or 15.86%, as of December 31, 2024. The increase in the amount and percentage of primary liquidity is a direct result of an increase in cash, driven by loan payoffs and deposit growth, and an increase in unencumbered AFS securities. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2025, we had available lines of credit of $377,824.
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

Our liquidity position remained strong at March 31, 2025, which is illustrated in the following table:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
Total cash and cash equivalents	$69,179	$24,542	$27,378	$23,559	$25,218
Brokered CD capacity	120,000	120,000	120,000	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	250,884	215,432	233,552	194,403	248,624
FRB Discount Window	28,940	28,698	28,888	28,148	28,083
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	377,824	342,130	360,440	320,551	374,707
Unencumbered lendable value of FRB collateral, estimated (1)	340,000	290,000	290,000	290,000	310,000
Total cash and liquidity	$907,003	$776,672	$797,818	$754,110	$829,925

Uninsured deposits	$687,341	$645,764	$687,990	$623,245	$658,564
Coverage ratio of uninsured deposits with total cash and liquidity	132%	120%	116%	121%	126%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $260,000 as of March 31, 2025.
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
Market Risk
Our primary market risks are interest rate risk and liquidity risk. IRR is the exposure of our net interest income to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest-bearing liabilities. Managing IRR is the fundamental method by which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to our earnings and capital.
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

The following tables summarize our interest rate sensitivity for 12 and 24 months as of March 31, 2025 and December 31, 2024. The results displayed in the tables reflect the modeling of immediate shifts in the yield curve and a flat balance sheet and do not reflect actual or expected changes.

	March 31, 2025
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(4.74)%	(2.14)%	2.00%	3.99%	(6.32)%	(3.14)%	1.98%	3.48%

	December 31, 2024
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(3.44)%	(1.55)%	1.45%	2.83%	(4.67)%	(2.18)%	1.22%	2.00%
Gap analysis, the secondary method to measure IRR, measures the cash flows and/or the earliest repricing of our interest-bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans may have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of home sales, and the overall availability of credit in the marketplace. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.
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

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of, and for the:

		Three Months Ended
		March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
Net income		$3,949	$3,996	$3,281	$3,481	$3,131
Net gains (losses) on foreclosed assets		(55)	74	4	6	69
Overdraft (charge-off) recoveries (1)		—	66	(1,622)	—	—
Profitability initiative cost		—	(23)	—	—	—
Legal fees related to Nasdaq (2)		(121)	—	—	—	—
Income tax impact on items above		37	(25)	340	(1)	(14)
Income tax expense on BOLI surrender (3)		(166)	—	—	—	—
Adjusted net income	(A)	$4,254	$3,904	$4,559	$3,476	$3,076

Noninterest expenses		$13,299	$13,330	$13,228	$12,895	$12,676
Amortization of acquisition intangibles		1	1	—	1	—
Adjusted noninterest expense	(B)	$13,298	$13,329	$13,228	$12,894	$12,676

Net interest income		$14,525	$14,555	$14,488	$13,550	$13,242
Tax equivalent adjustment for net interest margin		184	213	232	237	246
Net interest income (FTE)	(C)	14,709	14,768	14,720	13,787	13,488
Noninterest income		3,528	3,972	3,528	3,608	3,468
Tax equivalent adjustment for efficiency ratio		78	54	53	53	51
Adjusted revenue (FTE)		18,315	18,794	18,301	17,448	17,007
Nonrecurring items
Net gains (losses) on foreclosed assets		(55)	74	4	6	69
Total nonrecurring items		(55)	74	4	6	69
Adjusted revenue	(D)	$18,370	$18,720	$18,297	$17,442	$16,938

Efficiency ratio	(B/D)	72.39%	71.20%	72.30%	73.93%	74.84%
Average earning assets	(E)	1,943,633	1,963,986	1,967,552	1,948,173	1,943,758
Net yield on interest earning assets (FTE)	(C/E)	3.06%	2.98%	2.96%	2.82%	2.79%

Average assets	(F)	2,085,537	2,094,569	2,095,200	2,067,211	2,066,757
Average shareholders' equity	(G)	214,212	212,912	208,444	200,734	203,434
Average tangible shareholders' equity	(H)	165,929	164,629	160,161	152,451	155,150
Average diluted shares outstanding (4)	(I)	7,432,162	7,451,718	7,473,184	7,494,828	7,507,739
Adjusted diluted earnings per share	(A/I)	$0.57	$0.52	$0.61	$0.46	$0.41

Adjusted return on average assets	(A/F)	0.83%	0.74%	0.87%	0.68%	0.60%
Adjusted return on average shareholders' equity	(A/G)	8.05%	7.29%	8.70%	6.96%	6.08%
Adjusted return on average tangible shareholders' equity	(A/H)	10.40%	9.43%	11.32%	9.17%	7.97%
(1) Includes provision for credit losses related to overdrawn deposit accounts from a single customer in the third quarter of 2024
(2) Included in Other professional services in the consolidated statements of income
(3) Income tax expense on life to date earnings on BOLI policies surrendered
(4) Whole shares

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(A)None
(B)None
(C)Repurchases of Common Stock
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 30, 2025, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.
The following table provides information for the three-month period ended March 31, 2025, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
December 31, 2024				118,229
January 1 - 31	16,336	$25.77	16,336	101,893
February 1 - 28	24,127	24.95	24,127	77,766
March 1 - 31	5,119	23.83	5,119	72,647
March 31, 2025	45,582	$25.12	45,582	72,647
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended March 31, 2025, none of the Corporation’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

3.1	Amended Articles of Incorporation (1)
3.2	Amendment to the Articles of Incorporation (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amendment to the Articles of Incorporation (4)
3.5	Amendment to the Articles of Incorporation (7)
3.6	Amended Bylaws (5)
3.7	Amendment to Bylaws (6)
3.8	Amendment to Bylaws (8)
3.9	Amendment to Bylaws (9)
4.1
Indenture, dated as of June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021) (10)

4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included in the Indenture included as Exhibit 4.1 to this Quarterly Report on Form 10-Q) (10)
10.1	Isabella Bank Corporation Executive Cash Incentive Plan*
10.2
Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021) (10)

10.3
Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021) (10)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.1**	101.INS (Inline XBRL Instance Document)
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

Isabella Bank Corporation

Date:	May 8, 2025	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)