Form 10-Q
period 2025-06-30
ISABELLA BANK CORP
filed 2025-08-11
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	ISBA	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,359,911 as of August 8, 2025.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2025 or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	Freddie Mac: Federal Home Loan Mortgage Corporation
AFS: Available-for-sale	FTE: Fully taxable equivalent
ALCO: Asset-Liability Committee	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	HFS: Held-for-sale
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
AUM: Assets under management	NASDAQ: NASDAQ Stock Market Index
BOLI: Bank-owned life insurance	NAV: Net asset value
CECL: Current expected credit losses	NIM: Net interest margin
CIK: Central Index Key	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OBBBA: One Big Beautiful Bill Act
DIFS: Department of Insurance and Financial Services	OCI: Other comprehensive income (loss)
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OMSR: Originated mortgage servicing rights
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OREO: Other real estate owned
ETR: Effective tax rate	Rabbi Trust: A trust established to fund our Directors Plan
Exchange Act: Securities Exchange Act of 1934	RSP: Isabella Bank Corporation Restricted Stock Plan
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
FRB: Federal Reserve Bank	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2025	December 31 2024
ASSETS
Cash and demand deposits due from banks	$34,246	$22,830
Fed Funds sold and interest bearing balances due from banks	74,308	1,712
Total cash and cash equivalents	108,554	24,542

AFS securities, at fair value	500,560	489,029
FHLB stock	5,600	12,762
Mortgage loans HFS	55	242

Loans	1,397,513	1,423,571
Less allowance for credit losses	12,977	12,895
Net loans	1,384,536	1,410,676

Premises and equipment	28,171	27,659
Cash surrender value of BOLI	45,774	34,882
Goodwill and other intangible assets	48,282	48,283
Other assets	34,636	38,166
Total assets	$2,156,168	$2,086,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$493,477	$416,373
Interest bearing demand deposits	223,376	237,548
Money market deposits	446,845	423,883
Savings	289,746	281,665
Certificates of deposit	395,932	387,591
Total deposits	1,849,376	1,747,060
Short-term borrowings	43,208	53,567
FHLB advances	—	30,000
Subordinated debt, net of unamortized issuance costs	29,469	29,424
Total borrowed funds	72,677	112,991

Other liabilities	13,615	15,914
Total liabilities	1,935,668	1,875,965
Shareholders’ equity
Common stock — no par value, 15,000,000 shares authorized: issued and outstanding 7,361,684 shares at June 30, 2025 and 7,424,893 shares at December 31, 2024	124,607	126,224
Shares to be issued for deferred compensation obligations	2,331	2,383
Retained earnings	107,949	103,024
Accumulated other comprehensive income (loss)	(14,387)	(21,355)
Total shareholders’ equity	220,500	210,276
Total liabilities and shareholders' equity	$2,156,168	$2,086,241

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Interest income
Loans	$19,832	$18,863	$39,180	$36,920
AFS securities	3,032	2,804	5,675	5,688
FHLB stock	125	158	285	304
Federal funds sold and other	253	263	735	556
Total interest income	23,242	22,088	45,875	43,468
Interest expense
Deposits	7,391	7,313	14,854	14,476
Short-term borrowings	324	321	665	642
FHLB advances	132	638	170	1,026
Subordinated debt	266	266	532	532
Total interest expense	8,113	8,538	16,221	16,676
Net interest income	15,129	13,550	29,654	26,792
(Reversal of) provision for credit losses	(1,099)	170	(1,206)	562
Net interest income after provision for credit losses	16,228	13,380	30,860	26,230
Noninterest income
Service charges and fees	2,071	2,023	4,045	3,956
Wealth management fees	1,084	1,048	2,063	1,987
Earnings on BOLI	300	253	672	496
Net gain on sale of mortgage loans	47	67	77	101
Other	184	217	357	536
Total noninterest income	3,686	3,608	7,214	7,076
Noninterest expenses
Compensation and benefits	7,496	6,970	14,879	13,985
Occupancy and equipment	2,650	2,619	5,250	5,325
Other professional services	863	527	1,574	1,040
ATM and debit card fees	555	487	1,041	956
Marketing	469	425	928	851
FDIC insurance premiums	267	280	570	532
Other losses	339	416	454	561
Other	1,106	1,171	2,348	2,321
Total noninterest expenses	13,745	12,895	27,044	25,571
Income before income tax expense	6,169	4,093	11,030	7,735
Income tax expense	1,138	612	2,050	1,123
Net income	$5,031	$3,481	$8,980	$6,612
Earnings per common share
Basic	$0.68	$0.47	$1.21	$0.88
Diluted	0.68	0.46	1.21	0.88
Cash dividends per common share	0.28	0.28	0.56	0.56

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income	$5,031	$3,481	$8,980	$6,612
Unrealized gains (losses) on AFS securities	3,879	703	8,893	(2,223)
Tax effect (1)	(827)	(149)	(1,925)	483
Unrealized gains (losses) on AFS securities, net of tax	3,052	554	6,968	(1,740)
Comprehensive income (loss)	$8,083	$4,035	$15,948	$4,872
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” of these consolidated financial statements for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
April 1, 2024	7,488,101	$126,656	$3,890	$98,318	$(28,190)	$200,674
Comprehensive income (loss)	—	—	—	3,481	554	4,035
Issuance of common stock	21,524	393	—	—	—	393
Share-based payment awards under the Directors Plan	—		61	—	—	61
Share-based compensation expense recognized in earnings under the RSP	—	20	—	—	—	20
Common stock purchased for deferred compensation obligations	—	(281)	—	—	—	(281)
Common stock repurchased	(35,609)	(662)	—	—	—	(662)
Cash dividends paid ($0.28 per common share)	—	—	—	(1,991)	—	(1,991)
June 30, 2024	7,474,016	$126,126	$3,951	$99,808	$(27,636)	$202,249

April 1, 2025	7,408,010	$125,547	$2,508	$104,940	$(17,439)	$215,556
Comprehensive income (loss)	—	—	—	5,031	3,052	8,083
Issuance of common stock	11,498	340	—	—	—	340
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	211	(211)	—	—	—
Share-based payment awards under the Directors Plan	—	—	34	—	—	34
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock repurchased	(57,824)	(1,505)	—	—	—	(1,505)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,022)	—	(2,022)
June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2023	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	6,612	(1,740)	4,872
Issuance of common stock	43,980	840	—	—	—	840
Common stock issued for deferred compensation under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	21	(21)	—	—	—
Share-based payment awards under the Directors Plan	—	—	279	—	—	279
Share-based compensation expense recognized in earnings under the RSP	—	45	—	—	—	45
Common stock purchased for deferred compensation obligations	—	(701)	—	—	—	(701)
Common stock repurchased	(72,093)	(1,402)	—	—	—	(1,402)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,086)	—	(4,086)
June 30, 2024	7,474,016	$126,126	$3,951	$99,808	$(27,636)	$202,249

December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	8,980	6,968	15,948
Issuance of common stock	28,830	759	—	—	—	759
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	253	(253)	—	—	—
Share-based payment awards under the Directors Plan	—	—	201	—	—	201
Share-based compensation expense recognized in earnings under the RSP	—	21	—	—	—	21
Common stock repurchased	(103,406)	(2,650)	—	—	—	(2,650)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,055)	—	(4,055)
June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$8,980	$6,612
Reconciliation of net income to net cash provided by operating activities
(Reversal of) provision for credit losses	(1,206)	562
Depreciation	1,072	1,025
Net amortization of AFS securities	543	692
Net gain on sale of mortgage loans	(77)	(101)
Increase in cash value of BOLI	(667)	(490)
Share-based payment awards	222	324
Origination of loans HFS	(3,018)	(4,214)
Proceeds from loan sales	3,282	3,678
Net changes in:
Other assets	1,899	544
Other liabilities	1,513	330
Net cash provided by (used in) operating activities	12,543	8,962
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	47,819	19,587
Purchases of AFS securities	(51,000)	—
Net change in loans HFI	27,053	(33,078)
Purchases of premises and equipment	(1,584)	(1,229)
Purchases of BOLI policies	(10,225)	—
Proceeds from sale of FHLB Stock	7,162	—
Low income housing tax credit investments	(3,767)	(3)
Net cash provided by (used in) investing activities	15,458	(14,723)
Financing activities
Net increase (decrease) in deposits	102,316	(1,396)
Net increase (decrease) in short-term borrowings	(10,359)	(2,607)
Net increase (decrease) in FHLB advances	(30,000)	5,000
Cash dividends paid on common stock	(4,055)	(4,086)
Proceeds from issuance of common stock	759	840
Common stock repurchased	(2,650)	(1,402)
Common stock purchased for deferred compensation obligations	—	(701)
Net cash provided by (used in) financing activities	56,011	(4,352)
Increase (decrease) in cash and cash equivalents	84,012	(10,113)
Cash and cash equivalents at beginning of period	24,542	33,672
Cash and cash equivalents at end of period	$108,554	$23,559
Supplemental cash flows information
Interest paid	$16,335	$16,651
Supplemental noncash information
Transfers of loans to foreclosed assets	293	330

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to the “Bank” refer to Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2025 (this “Form 10-Q”) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025 (the “2024 Annual Report on Form 10-K”).
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
RECLASSIFICATIONS: Certain amounts reported in the interim 2024 consolidated financial statements have been reclassified to conform with the 2025 presentation. Additionally, certain amounts reported as commercial and industrial loans have been reclassified as commercial real estate loans to conform to the June 30, 2025 presentation. Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$210,588	$—	$6,282	$204,306
States and political subdivisions	72,933	4	4,617	68,320
Auction rate money market preferred	3,200	—	435	2,765
Mortgage-backed securities	26,093	—	1,436	24,657
Collateralized mortgage obligations	197,190	744	4,694	193,240
Corporate	8,150	—	878	7,272
Total	$518,154	$748	$18,342	$500,560

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,807	$—	$10,236	$220,571
States and political subdivisions	81,135	9	4,576	76,568
Auction rate money market preferred	3,200	—	156	3,044
Mortgage-backed securities	29,068	—	2,182	26,886
Collateralized mortgage obligations	163,156	—	8,482	154,674
Corporate	8,150	—	864	7,286
Total	$515,516	$9	$26,496	$489,029
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2025 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$110,318	$100,270	$—	$—	$—	$210,588
States and political subdivisions	11,398	18,614	20,053	22,868	—	72,933
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	26,093	26,093
Collateralized mortgage obligations	—	—	—	—	197,190	197,190
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$121,716	$118,884	$28,203	$22,868	$226,483	$518,154
Fair value	$118,985	$115,038	$25,551	$20,324	$220,662	$500,560
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities as issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.

The information in the following tables pertains to AFS securities with gross unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2025
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$6,282	$204,306	$6,282
States and political subdivisions	224	14,716	4,393	37,646	4,617
Auction rate money market preferred	—	—	435	2,765	435
Mortgage-backed securities	—	—	1,436	24,657	1,436
Collateralized mortgage obligations	21	5,843	4,673	136,395	4,694
Corporate	83	1,617	795	5,655	878
Total	$328	$22,176	$18,014	$411,424	$18,342
Number of securities in an unrealized loss position:		73		195	268

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,236	$220,571	$10,236
States and political subdivisions	486	23,553	4,090	36,796	4,576
Auction rate money market preferred	—	—	156	3,044	156
Mortgage-backed securities	—	—	2,182	26,886	2,182
Collateralized mortgage obligations	185	5,646	8,297	149,028	8,482
Corporate	—	—	864	7,286	864
Total	$671	$29,199	$25,825	$443,611	$26,496
Number of securities in an unrealized loss position:		175		178	353
As of June 30, 2025, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$175,397	12.55%	$177,239	12.45%
Unsecured	32,322	2.31%	23,384	1.64%
Total commercial and industrial	207,719	14.86%	200,623	14.09%
Commercial real estate
Commercial mortgage owner occupied	218,538	15.64%	213,086	14.97%
Commercial mortgage non-owner occupied	228,720	16.36%	217,679	15.29%
Commercial mortgage 1-4 family investor	94,740	6.78%	92,497	6.50%
Commercial mortgage multifamily	72,385	5.18%	68,456	4.81%
Total commercial real estate	614,383	43.96%	591,718	41.57%
Advances to mortgage brokers	3,005	0.22%	63,080	4.43%
Agricultural
Agricultural mortgage	67,147	4.81%	67,550	4.75%
Agricultural other	29,695	2.12%	32,144	2.26%
Total agricultural	96,842	6.93%	99,694	7.01%
Residential real estate
Senior lien	347,280	24.85%	332,743	23.37%
Junior lien	9,765	0.70%	8,655	0.61%
Home equity lines of credit	41,623	2.98%	39,474	2.77%
Total residential real estate	398,668	28.53%	380,872	26.75%
Consumer
Secured - direct	31,893	2.28%	35,050	2.46%
Secured - indirect	41,743	2.99%	49,136	3.45%
Unsecured	3,260	0.23%	3,398	0.24%
Total consumer	76,896	5.50%	87,584	6.15%
Total	$1,397,513	100.00%	$1,423,571	100.00%
We grant commercial, agricultural, residential real estate, and consumer loans to customers primarily in Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A small portion of loans are unsecured.
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization method. Net unamortized deferred loan costs were $3,268 and $3,330 at June 30, 2025 and December 31, 2024, respectively.
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
When a loan is placed in nonaccrual status, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ACL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status. Accrued interest receivable on loans was $5,858 and $6,384 at June 30, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.

The following table summarizes nonaccrual loan data by class of loans as of:

	June 30, 2025		December 31, 2024
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$17	$17	$—	$—
Commercial real estate
Commercial mortgage non-owner occupied	533	533	—	—
Residential real estate
Senior lien	614	614	282	282
Total	$1,164	$1,164	$282	$282
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	June 30, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$221	$17	$—	$175,159	$175,397	$—
Unsecured	—	—	—	32,322	32,322	—
Total commercial and industrial	221	17	—	207,481	207,719	—
Commercial real estate
Commercial mortgage owner occupied	8	—	—	218,530	218,538	—
Commercial mortgage non-owner occupied	—	—	533	228,187	228,720	—
Commercial mortgage 1-4 family investor	159	—	—	94,581	94,740	—
Commercial mortgage multifamily	—	—	—	72,385	72,385	—
Total commercial real estate	167	—	533	613,683	614,383	—
Advances to mortgage brokers	—	—	—	3,005	3,005	—
Agricultural
Agricultural mortgage	9	—	—	67,138	67,147	—
Agricultural other	8	—	—	29,687	29,695	—
Total agricultural	17	—	—	96,825	96,842	—
Residential real estate
Senior lien	52	486	420	346,322	347,280	31
Junior lien	—	—	—	9,765	9,765	—
Home equity lines of credit	—	—	—	41,623	41,623	—
Total residential real estate	52	486	420	397,710	398,668	31
Consumer
Secured - direct	8	66	—	31,819	31,893	—
Secured - indirect	139	—	—	41,604	41,743	—
Unsecured	8	—	—	3,252	3,260	—
Total consumer	155	66	—	76,675	76,896	—
Total	$612	$569	$953	$1,395,379	$1,397,513	$31

	December 31, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$328	$—	$—	$176,911	$177,239	$—
Unsecured	—	50	—	23,334	23,384	—
Total commercial and industrial	328	50	—	200,245	200,623	—
Commercial real estate
Commercial mortgage owner occupied	25	304	—	212,757	213,086	—
Commercial mortgage non-owner occupied	792	—	—	216,887	217,679	—
Commercial mortgage 1-4 family investor	—	—	—	92,497	92,497	—
Commercial mortgage multifamily	—	—	—	68,456	68,456	—
Total commercial real estate	817	304	—	590,597	591,718	—
Advances to mortgage brokers	—	—	—	63,080	63,080	—
Agricultural
Agricultural mortgage	—	—	—	67,550	67,550	—
Agricultural other	—	—	—	32,144	32,144	—
Total agricultural	—	—	—	99,694	99,694	—
Residential real estate
Senior lien	3,846	148	163	328,586	332,743	—
Junior lien	19	—	—	8,636	8,655	—
Home equity lines of credit	10	—	—	39,464	39,474	—
Total residential real estate	3,875	148	163	376,686	380,872	—
Consumer
Secured - direct	15	—	19	35,016	35,050	19
Secured - indirect	232	—	—	48,904	49,136	—
Unsecured	4	—	—	3,394	3,398	—
Total consumer	251	—	19	87,314	87,584	19
Total	$5,271	$502	$182	$1,417,616	$1,423,571	$19

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$2,314	$10,899	$14,184	$2,202	$4,244	$3,547	$12,810	$—	$50,200
Risk rating 4	10,471	23,787	12,638	6,591	8,461	2,922	29,251	—	94,121
Risk rating 5	624	3,893	45	17,896	58	4	5,449	—	27,969
Risk rating 6	99	85	20	—	44	8	2,834	—	3,090
Risk rating 7	—	—	—	17	—	—	—	—	17
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$13,508	$38,664	$26,887	$26,706	$12,807	$6,481	$50,344	$—	$175,397
2025 year-to-date gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$—	$22
Commercial and industrial: Unsecured
Risk ratings 1-3	$1,569	$348	$1,857	$132	$40	$422	$3,613	$—	$7,981
Risk rating 4	5,192	1,358	1,667	1,621	612	324	12,279	—	23,053
Risk rating 5	—	92	64	—	104	—	1,028	—	1,288
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,761	$1,798	$3,588	$1,753	$756	$746	$16,920	$—	$32,322
2025 year-to-date gross charge-offs	$—	$50	$—	$—	$—	$—	$—	$—	$50
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,038	$5,867	$8,841	$1,123	$10,861	$16,860	$304	$—	$44,894
Risk rating 4	12,667	35,195	20,228	29,196	38,059	27,915	1,835	—	165,095
Risk rating 5	1,511	922	1,282	1,280	70	1,392	372	—	6,829
Risk rating 6	—	1,342	304	—	74	—	—	—	1,720
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$15,216	$43,326	$30,655	$31,599	$49,064	$46,167	$2,511	$—	$218,538
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$1,827	$293	$733	$5,764	$5,068	$1,977	$145	$—	$15,807
Risk rating 4	24,267	8,194	36,809	56,470	35,689	29,784	1,115	—	192,328
Risk rating 5	—	9,618	809	919	1,646	6,018	—	—	19,010
Risk rating 6	—	—	994	—	—	48	—	—	1,042
Risk rating 7	—	—	—	—	—	533	—	—	533
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$26,094	$18,105	$39,345	$63,153	$42,403	$38,360	$1,260	$—	$228,720
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$482	$1,145	$—	$2,727	$751	$1,625	$2,166	$—	$8,896
Risk rating 4	6,236	9,127	8,807	8,289	27,907	15,286	6,210	—	81,862
Risk rating 5	—	—	3,141	222	—	50	—	—	3,413
Risk rating 6	—	—	525	—	—	44	—	—	569
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,718	$10,272	$12,473	$11,238	$28,658	$17,005	$8,376	$—	$94,740
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$634	$2,881	$1,650	$894	$1,226	$65	$—	$7,350
Risk rating 4	5,181	2,353	1,915	20,829	11,341	19,852	244	—	61,715
Risk rating 5	—	487	—	—	—	—	—	—	487
Risk rating 6	—	—	—	—	—	2,833	—	—	2,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,181	$3,474	$4,796	$22,479	$12,235	$23,911	$309	$—	$72,385
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$3,005	$—	$—	$—	$—	$—	$—	$—	$3,005
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$1,073	$739	$—	$2,596	$2,012	$4,100	$21	$—	$10,541
Risk rating 4	2,572	3,967	3,995	12,217	6,235	12,439	1,383	—	42,808
Risk rating 5	—	276	1,102	511	5,918	645	1,036	—	9,488
Risk rating 6	535	—	—	2,188	69	1,518	—	—	4,310
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,180	$4,982	$5,097	$17,512	$14,234	$18,702	$2,440	$—	$67,147
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$874	$617	$434	$724	$249	$385	$3,056	$—	$6,339
Risk rating 4	1,652	1,093	971	894	1,497	107	10,233	—	16,447
Risk rating 5	150	82	—	17	29	460	1,304	—	2,042
Risk rating 6	—	1,734	103	—	61	—	2,969	—	4,867
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,676	$3,526	$1,508	$1,635	$1,836	$952	$17,562	$—	$29,695
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$11,081	$10,173	$2,352	$4,483	$4,437	$368	$10,316	$—	$43,210
Risk rating 4	27,530	20,886	14,240	11,014	1,867	2,144	28,109	—	105,790
Risk rating 5	3,627	559	11,644	164	137	53	6,626	—	22,810
Risk rating 6	126	288	1,841	71	—	10	3,093	—	5,429
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$42,364	$31,906	$30,077	$15,732	$6,441	$2,575	$48,144	$—	$177,239
2024 year-to-date gross charge-offs	$—	$277	$33	$—	$17	$—	$—	$—	$327
Commercial and industrial: Unsecured
Risk ratings 1-3	$378	$1,967	$203	$69	$48	$414	$1,966	$—	$5,045
Risk rating 4	3,073	2,049	2,388	268	370	—	8,896	—	17,044
Risk rating 5	100	—	—	121	—	—	1,074	—	1,295
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,551	$4,016	$2,591	$458	$418	$414	$11,936	$—	$23,384
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$1	$—	$9
Commercial real estate: Owner occupied
Risk ratings 1-3	$4,185	$8,933	$1,994	$11,617	$13,300	$4,421	$221	$—	$44,671
Risk rating 4	34,980	21,586	32,319	39,439	9,924	20,260	1,626	—	160,134
Risk rating 5	197	487	876	72	653	791	372	—	3,448
Risk rating 6	1,354	1,123	—	636	1,117	504	99	—	4,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$40,716	$32,129	$35,189	$51,764	$24,994	$25,976	$2,318	$—	$213,086
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$644	$795	$5,994	$5,178	$348	$1,781	$—	$—	$14,740
Risk rating 4	8,413	42,135	61,524	36,702	4,399	29,225	497	—	182,895
Risk rating 5	9,726	—	218	1,681	6,154	709	500	—	18,988
Risk rating 6	—	1,006	—	—	50	—	—	—	1,056
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$18,783	$43,936	$67,736	$43,561	$10,951	$31,715	$997	$—	$217,679
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$1,165	$—	$2,632	$791	$846	$965	$3,076	$—	$9,475
Risk rating 4	9,399	12,535	8,911	28,666	13,930	3,640	4,750	—	81,831
Risk rating 5	—	145	339	72	—	52	—	—	608
Risk rating 6	—	536	—	—	—	47	—	—	583
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,564	$13,216	$11,882	$29,529	$14,776	$4,704	$7,826	$—	$92,497
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$638	$3,383	$1,697	$936	$545	$746	$150	$—	$8,095
Risk rating 4	2,081	1,957	21,446	11,646	664	19,617	64	—	57,475
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	—	—	2,886	—	—	2,886
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,719	$5,340	$23,143	$12,582	$1,209	$23,249	$214	$—	$68,456
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$63,080	$—	$—	$—	$—	$—	$—	$—	$63,080
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$792	$—	$2,700	$2,144	$2,550	$1,250	$34	$—	$9,470
Risk rating 4	4,410	4,118	12,959	6,968	5,737	8,586	1,322	—	44,100
Risk rating 5	281	1,521	1,342	5,757	—	1,364	1,045	—	11,310
Risk rating 6	60	—	1,550	—	—	1,060	—	—	2,670
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,543	$5,639	$18,551	$14,869	$8,287	$12,260	$2,401	$—	$67,550
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$634	$523	$106	$137	$2	$210	$3,635	$—	$5,247
Risk rating 4	1,940	1,328	1,863	1,893	463	550	13,531	—	21,568
Risk rating 5	1,683	—	—	—	438	—	608	—	2,729
Risk rating 6	—	172	—	90	—	—	2,338	—	2,600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,257	$2,023	$1,969	$2,120	$903	$760	$20,112	$—	$32,144
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

We have certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. The Board of Directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, and concentration of credit, loan delinquencies, nonperforming loans and potential problem loans. We seek to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$27,522	$56,290	$38,365	$44,867	$70,814	$103,488	$—	$4,839	$346,185
Past due 30-89 days	—	—	—	318	—	132	—	—	450
Past due 90 or more days	—	—	—	—	—	31	—	—	31
Nonaccrual	—	—	—	—	186	428	—	—	614
Total	$27,522	$56,290	$38,365	$45,185	$71,000	$104,079	$—	$4,839	$347,280
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$2,121	$3,797	$2,757	$652	$97	$341	$—	$—	$9,765
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,121	$3,797	$2,757	$652	$97	$341	$—	$—	$9,765
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$41,623	$—	$41,623
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$41,623	$—	$41,623
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$4,727	$8,379	$7,173	$5,279	$3,127	$3,134	$—	$—	$31,819
Past due 30-89 days	—	—	66	8	—	—	—	—	74
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,727	$8,379	$7,239	$5,287	$3,127	$3,134	$—	$—	$31,893
2025 year-to-date gross charge-offs	$—	$4	$33	$36	$9	$53	$—	$—	$135
Consumer: Secured - indirect
Current	$1,276	$5,518	$18,427	$6,277	$4,214	$5,892	$—	$—	$41,604
Past due 30-89 days	—	8	102	—	—	29	—	—	139
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,276	$5,526	$18,529	$6,277	$4,214	$5,921	$—	$—	$41,743
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$880	$1,077	$366	$81	$12	$3	$833	$—	$3,252
Past due 30-89 days	—	3	2	—	—	—	3	—	8
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$880	$1,080	$368	$81	$12	$3	$836	$—	$3,260
2025 year-to-date gross charge-offs	$328	$1	$10	$1	$1	$—	$—	$—	$341

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,991	$35,105	$45,916	$73,607	$47,057	$62,303	$—	$8,579	$328,558
Past due 30-89 days	173	162	331	287	907	2,043	—	—	3,903
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	163	28	91	—	—	282
Total	$56,164	$35,267	$46,247	$74,057	$47,992	$64,437	$—	$8,579	$332,743
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$4,229	$3,092	$800	$86	$71	$358	$—	$—	$8,636
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,229	$3,092	$800	$105	$71	$358	$—	$—	$8,655
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$39,464	$—	$39,464
Past due 30-89 days	—	—	—	—	—	—	10	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$39,474	$—	$39,474
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$10,990	$9,498	$6,535	$3,947	$2,166	$1,880	$—	$—	$35,016
Past due 30-89 days	—	—	15	—	—	—	—	—	15
Past due 90 or more days	—	—	—	—	19	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,990	$9,498	$6,550	$3,947	$2,185	$1,880	$—	$—	$35,050
2024 year-to-date gross charge-offs	$—	$63	$—	$—	$27	$2	$—	$—	$92

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$6,526	$22,624	$7,682	$4,990	$4,018	$3,064	$—	$—	$48,904
Past due 30-89 days	42	51	50	28	54	7	—	—	232
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,568	$22,675	$7,732	$5,018	$4,072	$3,071	$—	$—	$49,136
2024 year-to-date gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$—	$24
Consumer: Unsecured
Current	$1,654	$656	$211	$22	$16	$—	$835	$—	$3,394
Past due 30-89 days	—	—	2	—	—	—	2	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,654	$656	$213	$22	$16	$—	$837	$—	$3,398
2024 year-to-date gross charge-offs	$223	$11	$21	$—	$—	$1	$—	$—	$256
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$20	0.01%	$2,600	1.12%	$602	0.26%
Total	$20		$2,600		$602

	Six Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$20	0.01%	$3,114	1.34%	$602	0.26%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	1,511	0.85%	—	0.00%
Total	$20		$4,625		$602

	Three Months Ended June 30, 2024
	Other-Than-Insignificant Payment Delay		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$2,125	1.03%	$—	0.00%
Agricultural
Agricultural mortgage	1,345	2.00%	60	0.09%
Agricultural other	—	0.00%	507	1.82%
Total	$3,470		$567

	Six Months Ended June 30, 2024
	Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$2,125	1.03%	$11	0.01%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	823	0.47%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	1,345	2.00%	—	0.00%	60	0.09%
Agricultural other	—	0.00%	—	0.00%	507	1.82%
Consumer
Secured - indirect	—	0.00%	2	0.00%	—	—%
Total	$4,293		$13		$567
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $41 and $43 in additional funds to be disbursed in connection with modified loans at June 30, 2025 and December 31, 2024, respectively, as displayed in the tables above.

The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended June 30
	2025			2024
	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	10.00%	9.6 months	0.5 years	4 months	N/A
Agricultural
Agricultural mortgage	N/A	N/A	N/A	5 months	0.5 years
Agricultural other	N/A	N/A	N/A	4 months	0.3 years

Six Months Ended June 30
	2025			2024
	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	10.00%	9.6 months	1.0 years	4 months	0.2 years
Commercial real estate
Commercial mortgage owner occupied	N/A	N/A	15 years	7 months	N/A
Agricultural
Agricultural mortgage	N/A	N/A	N/A	5 months	0.5 years
Agricultural other	N/A	N/A	N/A	4 months	0.3 years
Consumer
Secured - indirect	N/A	N/A	N/A	N/A	1.3 years

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the past 12 months prior to:

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$3,637	$99	$—	$—	$3,736
Commercial real estate
Commercial mortgage owner occupied	2,852	—	—	—	2,852
Agricultural
Agricultural mortgage	276	—	—	—	276
Agricultural other	132	—	—	—	132
Total	$6,897	$99	$—	$—	$6,996

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$2,136	$—	$—	$—	$2,136
Commercial real estate
Commercial mortgage owner occupied	941	—	—	—	941
Commercial mortgage multifamily	2,947	—	—	—	2,947
Agricultural
Agricultural mortgage	1,405	—	—	—	1,405
Agricultural other	507	—	—	—	507
Consumer
Secured - indirect	2	—	—	—	2
Total	$7,938	$—	$—	$—	$7,938
We had no loans that defaulted in each of the three and six-month periods ended June 30, 2025 and 2024 which were modified within 12 months prior to the default date.
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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.
A summary of activity in the ACL by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
April 1, 2025	$1,239	$5,174	$266	$4,600	$1,456	$12,735
Charge-offs	(72)	—	—	—	(318)	(390)
Recoveries	4	50	—	16	1,752	1,822
Reversal of credit losses	147	53	50	57	(1,497)	(1,190)
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977

	Six Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	(72)	—	—	(1)	(489)	(562)
Recoveries	84	52	—	30	1,880	2,046
Reversal of credit losses	(10)	54	29	123	(1,598)	(1,402)
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977

	Three Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
April 1, 2024	$1,267	$5,903	$265	$4,308	$1,647	$13,390
Charge-offs	(336)	—	—	(9)	(182)	(527)
Recoveries	2	29	—	28	75	134
Reversal of credit losses	331	(363)	(7)	24	113	98
June 30, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095

	Six Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(336)	—	—	(10)	(372)	(718)
Recoveries	4	35	2	92	146	279
Provision for credit losses	628	(344)	(14)	(67)	223	426
June 30, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095
The following table illustrates the two main components of the ACL as of:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
ACL
Individually evaluated	$—	$—	$—	$—	$137
Collectively evaluated	12,977	12,735	12,895	12,635	12,958
Total	$12,977	$12,735	$12,895	$12,635	$13,095
ACL to gross loans
Individually evaluated	0.00%	0.00%	0.00%	0.00%	0.01%
Collectively evaluated	0.93%	0.93%	0.91%	0.89%	0.94%
Total	0.93%	0.93%	0.91%	0.89%	0.95%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	June 30, 2025		December 31, 2024
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	533	—	—	—
Agricultural	—	—	—	—
Residential real estate	554	—	254	—
Consumer	—	—	—	—
Total	$1,087	$—	$254	$—
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of June 30, 2025 include $1,087 in collateral dependent loans secured by commercial real estate and residential real estate of $533 and $554, respectively.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to three days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended June 30
	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$43,208	$40,802	3.14%	$44,194	$40,593	3.18%
Federal funds purchased	—	—	0.00%	—	—	0.00%
FRB Discount Window	—	859	4.50%	—	15	5.52%

	Six Months Ended June 30
	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$47,310	$42,150	3.18%	$44,194	$40,607	3.16%
Federal funds purchased	—	11	5.43%	—	1	6.52%
FRB Discount Window	—	446	4.50%	—	8	5.52%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $58,119 and $67,539 at June 30, 2025 and December 31, 2024, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	June 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$43,208	3.10%	$53,567	3.18%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2025	December 31 2024
Pledged to secure borrowed funds	$405,027	$395,286
Pledged to secure repurchase agreements	58,119	67,539
Pledged for public deposits and for other purposes necessary or required by law	68,279	86,162
Total	$531,425	$548,987
AFS securities pledged to repurchase agreements consisted of the following at:

	June 30 2025	December 31 2024
U.S. Treasury	$48,486	$57,271
Mortgage-backed securities	7,508	7,979
Collateralized mortgage obligations	2,125	2,289
Total	$58,119	$67,539

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2025, we had the ability to borrow up to an additional $376,974 without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate due 2025	$—	0.00%	$30,000	4.52%
Subordinated notes
We have $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at any time at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders. Additionally, the Notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.
The following table summarizes our outstanding subordinated notes as of:

	June 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(531)		(576)
Total subordinated debt, net	$29,469		$29,424
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Average number of common shares outstanding for basic calculation	7,383,338	7,477,310	7,400,370	7,485,743
Average potential effect of common shares in the RSP	14,771	17,518	13,604	15,694
Average number of common shares outstanding used to calculate diluted earnings per common share	7,398,109	7,494,828	7,413,974	7,501,437
Net income	$5,031	$3,481	$8,980	$6,612
Earnings per common share
Basic	$0.68	$0.47	$1.21	$0.88
Diluted	0.68	0.46	1.21	0.88

Note 6 – Capital Ratios and Shareholders' Equity
As of June 30, 2025 and December 31, 2024, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC's regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC's prompt corrective action regulations, as amended to reflect the changes under the Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios, both on a bank-only and on a consolidated basis, as of:

	June 30, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$181,950	12.18%	$104,553	7.00%	$97,085	6.50%
Consolidated	186,605	12.46%	104,870	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	181,950	12.18%	126,958	8.50%	119,490	8.00%
Consolidated	186,605	12.46%	127,342	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	195,636	13.10%	156,830	10.50%	149,362	10.00%
Consolidated	229,759	15.34%	157,305	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	181,950	8.83%	82,377	4.00%	102,972	5.00%
Consolidated	186,605	9.04%	82,580	4.00%	N/A	N/A

	December 31, 2024
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$172,589	11.53%	$104,783	7.00%	$97,299	6.50%
Consolidated	183,348	12.21%	105,136	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	172,589	11.53%	127,237	8.50%	119,753	8.00%
Consolidated	183,348	12.21%	127,665	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	185,997	12.43%	157,175	10.50%	149,691	10.00%
Consolidated	226,179	15.06%	157,703	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	172,589	8.36%	82,602	4.00%	103,252	5.00%
Consolidated	183,348	8.86%	82,803	4.00%	N/A	N/A
(1) "Well-capitalized" minimum common equity Tier 1 to risk-weighted and leverage ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At June 30, 2025, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Corporation’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2025			2024
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, April 1	$(17,042)	$(397)	$(17,439)	$(27,493)	$(697)	$(28,190)
OCI before reclassifications	3,879	—	3,879	703	—	703
Tax effect	(827)	—	(827)	(149)	—	(149)
OCI, net of tax	3,052	—	3,052	554	—	554
Balance, June 30	$(13,990)	$(397)	$(14,387)	$(26,939)	$(697)	$(27,636)

	Six Months Ended June 30
	2025			2024
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, December 31	$(20,958)	$(397)	$(21,355)	$(25,199)	$(697)	$(25,896)
OCI before reclassifications	8,893	—	8,893	(2,223)	—	(2,223)
Tax effect	(1,925)	—	(1,925)	483	—	483
OCI, net of tax	6,968	—	6,968	(1,740)	—	(1,740)
Balance, June 30	$(13,990)	$(397)	$(14,387)	$(26,939)	$(697)	$(27,636)
Included in OCI for the three and six-month periods ended June 30, 2025 and 2024 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2025			2024
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(64)	$3,943	$3,879	$(5)	$708	$703
Tax effect	—	(827)	(827)	—	(149)	(149)
Unrealized gains (losses), net of tax	$(64)	$3,116	$3,052	$(5)	$559	$554

	Six Months Ended June 30
	2025			2024
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(279)	$9,172	$8,893	$77	$(2,300)	$(2,223)
Tax effect	—	(1,925)	(1,925)	—	483	483
Unrealized gains (losses), net of tax	$(279)	$7,247	$6,968	$77	$(1,817)	$(1,740)

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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

June 30, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$1,087	Real Estate	30%	30%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$254	Real Estate	20%	20%
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
The following table lists the quantitative information about OMSR fair value measurement as of:

June 30, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,261	Constant prepayment rate	7%
		Discount rate	11%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,483	Constant prepayment rate	7%
		Discount rate	11%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$108,554	$108,554	$108,554	$—	$—
FHLB stock (1)	5,600	N/A	—	—	—
Mortgage loans HFS	55	56	—	56	—

Gross loans	1,397,513	1,353,000	—	—	1,353,000
Less allowance for credit losses	12,977	12,977	—	—	12,977
Net loans	1,384,536	1,340,023	—	—	1,340,023
Accrued interest receivable	7,538	7,538	7,538	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,453,444	1,453,444	1,453,444	—	—
Deposits with stated maturities	395,932	394,010	—	394,010	—
Short-term borrowings	43,208	43,155	—	43,155	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,469	27,896	—	27,896	—
Accrued interest payable	937	937	937	—	—

	December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$24,542	$24,542	$24,542	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	242	247	—	247	—

Gross loans	1,423,571	1,363,883	—	—	1,363,883
Less allowance for credit losses	12,895	12,895	—	—	12,895
Net loans	1,410,676	1,350,988	—	—	1,350,988
Accrued interest receivable	8,085	8,085	8,085	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,359,469	1,359,469	1,359,469	—	—
Deposits with stated maturities	387,591	385,200	—	385,200	—
Short-term borrowings	53,567	53,503	—	53,503	—
FHLB advances	30,000	30,000	—	30,000	—
Subordinated debt, net of unamortized issuance costs	29,424	27,658	—	27,658	—
Accrued interest payable	1,051	1,051	1,051	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$204,306	$—	$204,306	$—	$220,571	$—	$220,571	$—
States and political subdivisions	68,320	—	68,320	—	76,568	—	76,568	—
Auction rate money market preferred	2,765	—	2,765	—	3,044	—	3,044	—
Mortgage-backed securities	24,657	—	24,657	—	26,886	—	26,886	—
Collateralized mortgage obligations	193,240	—	193,240	—	154,674	—	154,674	—
Corporate	7,272	—	7,272	—	7,286	—	7,286	—
Total AFS securities	500,560	—	500,560	—	489,029	—	489,029	—
Nonrecurring items
Collateral dependent (net of ACL)	1,087	—	—	1,087	254	—	—	254
Foreclosed assets	667	—	—	667	544	—	—	544
OMSR	2,261	—	—	2,261	2,185	—	—	2,185
Total	$504,575	$—	$500,560	$4,015	$492,012	$—	$489,029	$2,983
Percent of assets and liabilities measured at fair value		0.00%	99.20%	0.80%		0.00%	99.39%	0.61%
We recorded an impairment related to foreclosed assets of $0 and $63 through earnings for the three and six-month periods ended June 30, 2025. No impairments related to foreclosed assets were recorded for the three and six month period ended June 30, 2024. We recorded an impairment related to OMSR of $2 through earnings for each of the three and six month periods ended June 30, 2025. No impairments related to OMSR were recorded for the three and six month period ended June 30, 2024.We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2025. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited periods covered by this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (this “Form 10-Q”). This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025 (the “2024 Annual Report on Form 10-K”) and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this Form 10-Q. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to the “Bank” refer to Isabella Bank.
General
Isabella Bank Corporation is a registered financial holding company that was incorporated in September 1988 under Michigan law. The Corporation's wholly owned subsidiary, Isabella Bank, has 31 offices located throughout Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
Cautionary Notice Regarding Forward-Looking Statements
This Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•potential recession in the United States and our market areas;
•the impacts related to or resulting from uncertainty in the banking industry as a whole;
•increased competition for deposits and related changes in deposit customer behavior;
•the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
•our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
•business and economic conditions, particularly those affecting our market areas, as well as the concentration of our business in such market areas;
•adverse changes in customer spending and savings habits;
•the impact of pandemics, epidemics, or any other health-related crisis;
•high concentrations of loans secured by real estate located in our market areas;
•changes in unemployment rates in the United States and our market areas;
•risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that secure such loans;
•potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•risks associated with our agricultural loan portfolio, including the heightened sensitivity to weather conditions, commodity prices, and other factors generally outside the borrowers and our control;

•risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•public funds deposits comprising a relatively high percentage of our deposits;
•potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•our ability to maintain our reputation;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
•our ability to attract, hire and retain qualified management personnel;
•our dependence on our management team, including our ability to retain executive officers and key employees and their customer and community relationships;
•interest rate fluctuations, which could have an adverse effect on our profitability;
•competition from banks, credit unions and other financial services providers;
•our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
•cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber-attack, could impact the Corporation’s reputation, increase regulatory oversight, and impact the financial results of the Corporation;
•our ability to maintain effective internal control over financial reporting;
•employee error, fraudulent activity by employees or customers and inaccurate or incomplete information about our customers and counterparties;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•costs and effects of litigation, investigations or similar matters to which we may be subject, including any effect on our reputation;
•natural disasters, severe weather, acts of god, acts of war or terrorism, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of in the policies of the current U.S. presidential administration or Congress;
•a deterioration of the credit rating for United States long-term sovereign debt or uncertainty regarding United States fiscal debt, deficit and budget matters;
•the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the Corporation and its customers;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), and others relating to banking, consumer protection, securities and tax matters;
•changes in the laws, rules, regulations, interpretations or policies that apply to the Corporation’s business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, which could cause the Corporation to incur additional costs and adversely affect the Corporation’s business environment, operations and financial results; and
•our ability to navigate the uncertain impacts of current and future governmental monetary and fiscal policies, including the current and future policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and as a result of initiatives of the Trump administration.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2024 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
Available Information
The Corporation maintains an Internet web site at ir.isabellabank.com. The Corporation makes available, free of charge, on its web site (under ir.isabellabank.com/sec-filings/default) the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation files such material with, or furnishes it to, the SEC. The Corporation also makes available, free of charge, through its web site (under ir.isabellabank.com/governance/governance-documents/default) links to the Corporation’s Code of Conduct and Business Ethics and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Corporation routinely posts important information for investors on its web site (under ir.isabellabank.com and, more specifically, under the News tab at ir.isabellabank.com/news/default). The Corporation intends to use its web site as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Corporation’s web site, in addition to following the Corporation’s press releases, SEC filings, public conference calls, presentations and webcasts.
The information contained on, or that may be accessed through, the Corporation’s web site is not incorporated by reference into, and is not a part of, this Form 10-Q.

Executive Summary
Comparison of Operating Results for the three and six months ended June 30, 2025, and 2024, unless otherwise noted
Net income in the second quarter of 2025 was $5,031, or $0.68 per diluted share, compared with $3,481, or $0.46 per diluted share, in the same quarter 2024. The non-GAAP measure of adjusted net income in the second quarter 2025 totaled $4,096, or $0.55 per diluted share, compared to $3,476 or $0.46 per diluted share, in the same quarter of 2024.
Net income for the year-to-date period of 2025 was $8,980, or $1.21 per diluted share, compared with $6,612, or $0.88 per diluted share, in the same period of 2024. Adjusted net income was $8,350, or $1.13 per diluted share, compared with $6,553, or $0.87 per diluted share, for the respective periods.
Net interest income was $15,129 in the second quarter of 2025 and $13,550 in the same quarter of 2024, representing 3.14% and 2.82% of earning assets, or NIM on an FTE basis, respectively. The book yield from securities was 2.38% and 2.17% during the second quarters of 2025 and 2024, respectively. Our yield on loans expanded to 5.71% in the second quarter 2025, up from 5.50% in the same quarter of 2024. The expansion in loan yields was a result of higher rates on new loans and variable rate commercial loans that continue to reprice. At the end of the second quarter 2025, approximately 38% of commercial loans were fixed at rates that are lower than current market. Most of those fixed rate loans will contractually reprice to variable rates over the next four years. Our cost of interest-bearing liabilities in the second quarter 2025 decreased to 2.24% from 2.38% in the second quarter 2024 due to reductions to rates in the money market and certificate of deposit products. NIM is expected to continue to expand as loans reprice and the cost of interest-bearing liabilities stabilizes.
For the first six months of 2025, net interest income was $29,654 compared with $26,792 in the same period of 2024. The comparison of NIM and yield on interest earning assets for the six months ending June 30, 2025 were 3.10% and 4.78%, respectively, compared to 2.81% and 4.54%, respectively, for the same period in 2024. The yield on loans expanded to 5.72%, from 5.45%, and our cost of interest bearing liabilities decreased to 2.25% from 2.33% for the first six months of 2025 and 2024, respectively. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.
The provision for credit losses was a credit of $1,099 in the second quarter of 2025, which reflects net recoveries totaling $1,432, partially offset by a $242 increase in the ACL on loans and an increase in the reserve for unfunded commitments. Recoveries totaled $1,822, of which $1,556 were related to overdrawn deposit accounts from a single customer charged off during the third quarter of 2024. The provision for loan losses in the same period of 2024 was $170 due to growth in core loans, which excludes advances to mortgage brokers (non-GAAP), and unfunded commitments.
For the first half of 2025, provision for credit losses was a credit of $1,206 compared to a provision of $562 in the same period of 2024. The drivers of the credit and provision for the six month comparison are consistent with those provided in the three month comparison above. Credit quality remains strong with low levels of past due and nonaccrual loans and net charge offs. The Corporation continues to closely monitor credit quality in light of the continued economic uncertainty caused by, among other factors, the interest rate environment, employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy and the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.
Noninterest income for the three months ended June 30, 2025 and 2024 was $3,686 and $3,608, respectively. Service charges and fees increased $48 as a result of profitability initiatives designed to increase fee income. Wealth management fees grew $36 due to growth in assets under management as compared to the second quarter of 2024. AUM totaled $678,959, $656,617, and $647,850 as of June 30, 2025, March 31, 2025, and June 30, 2024, respectively. Earnings on BOLI policies increased $47 over the prior year quarter due to new investments in a separate account BOLI, which was offset in part by a one-time expense of $120 due to restructuring charges. For the first six months of 2025, noninterest income was $7,214, compared to $7,076 in the same period of 2024. Service charges and fees, wealth management fees, and earnings on BOLI policies increased $89, $76, and $176, respectively. The reasons for the increase in noninterest income for the six month comparison are the same as the three month comparison.
Noninterest expenses for the three-month period ended June 30, 2025 increased $850 in comparison to the same period in 2024. Compensation and benefit expenses increased $526 reflecting annual merit increases in 2025, incentives, and higher medical insurance claims compared to the second quarter of 2024. Other professional services increased $336 primarily due to $173 in fees related to profitability initiative costs and $47 in legal fees related to our Nasdaq uplisting. For the first six months of 2025, noninterest expenses were $27,044, compared to $25,571 in the same period of 2024. Compensation and benefits increased $894 for the same reasons as the three month comparison. Other professional service fees increased $534 principally due to the second quarter profitability initiative costs and $168 in legal fees related to our Nasdaq uplisting.

Income tax expense for the three months ended June 30, 2025 and 2024 was $1,138 and $612 and the ETR was 18% and 15%, respectively. The increase in the ETR was primarily due to a higher annual forecast of pretax income. Income tax expense for the first six months of 2025 was $2,050, compared to $1,123 in the same period of 2024 and the ETR was 19% and 15%, respectively. The ETR in the first six months of 2025 included a one-time expense totaling $166 due to the taxes owed from the lifetime earnings on BOLI policies that were surrendered during the first quarter. Excluding the one-time charge, the ETR was 17%, which is higher than the prior year due to a higher annual forecast of pretax income.
Financial Condition (June 30, 2025 to December 31, 2024 comparison)
Total assets increased $69,927 to $2,156,168 as of June 30, 2025, primarily due to an increase of $72,596 in interest bearing cash, $11,531 increase in AFS securities, and a $10,892 increase in BOLI policies, offset by a $26,058 decrease in gross loans.
Our AFS securities portfolio totaled $500,560 at June 30, 2025, increasing $11,531 at the end of second quarter 2025. The increase was driven by $51,000 in purchases with a weighted-average yield of 4.63%. Amortization and maturities of $47,819 offset the increase from purchases. Net unrealized losses at June 30, 2025 totaled $17,594, or 3.40%, of the portfolio and improved during the quarter due to the treasury portfolio rapidly approaching maturity and a decrease in market yields. The par value and corresponding book yields that are estimated to mature or payoff by year include: $28,200 in principal with a weighted-average book yield of 2.36% over the remainder of 2025; $217,400 at 1.17% in 2026; and $63,000 at 1.87% in 2027. Some of these securities amortize so the actual principal paydown may differ from these estimates.
Gross loans decreased $26,058 to $1,397,513 as of June 30, 2025 totaled $1,397,513. While core loans (non-GAAP) grew $34,017, advances to mortgage brokers decreased $60,075 due to lower participation demand from our counterparty. However, the decline in advances to mortgage brokers has provided liquidity to refocus on loans that can be recorded on our balance sheet for longer terms and help to mitigate interest rate risk.
Core loans (non-GAAP) grew $34,017, led by growth in the commercial and industrial and commercial real estate portfolios of $7,096 and $22,665, respectively. Commercial loan growth during the year was in the real estate, construction, and hospitality industries. While our commercial pipeline is strong at the beginning of the third quarter, our ability to grow the loan portfolio is subject to uncertainties around timing and funding, customer demand, and overall economic conditions. Residential mortgages increased $17,796 since year-end 2024 with $11,320 of growth in the second quarter as construction drawdowns and seasonal patterns occurred. Most residential originations were adjustable rate products, which are put on the balance sheet rather than sold in the secondary market. The consumer loan portfolio continues to roll off amid decreasing demand, competition and our adherence to credit quality standards.
The ACL was $12,977 at June 30, 2025, an increase of $82 from $12,895 at December 31, 2024. The increase is due to core loan growth (non-GAAP), offset by improvement in historical loss experience driven by the recovery of previously charged-off loans during the year. Nonaccrual loans were $1,164 as of June 30, 2025 compared to $282 at December 31, 2024. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.08% at June 30, 2025, compared to 0.40% at year-end 2024. Overall, credit quality remains strong, and there are no negative trends.
BOLI assets were $45,774 at June 30, 2025, an increase of $10,892 from December 31, 2024. The growth was mostly driven by a $10,583 investment of new policies in a separate account product at the beginning of January. In the first half of 2025, we also surrendered and/or exchanged $13,721 of existing general account policies and redeployed the funds into a separate account BOLI. As part of BOLI restructuring, another $914 of general account policies will be exchanged for separate account BOLI, which is expected to be completed by the end of the third quarter of 2025. The separate account BOLI currently yields 5.4%, compared to a weighted-average yield of 2.9% from existing general account policies.
Total deposits increased $102,316 from December 31, 2024, to $1,849,376 at June 30, 2025. The growth was driven by demand and money market deposits. The $77,104 increase in demand deposits was primarily driven by one customer with large deposits during the second quarter that are expected to be withdrawn by the customer by the end of the year. Consumer demand for retail certificates of deposit accounts continues based on the rate environment, resulting in a $8,341 increase in the balance during the first six months of 2025.
Total equity was $220,500, or $29.95 per share, at June 30, 2025 compared to $210,276, or $28.32 per share, at year-end 2024. Our tangible book value per share (non-GAAP) was $23.39 as of June 30, 2025, compared to $21.82 on December 31, 2024. Net unrealized losses on AFS securities reduced tangible book value per share by $1.90 and $2.82 for the respective periods. Share repurchases totaled 103,406 during the first six months of 2025 for a value of $2,650 at an average price of $25.63.
We continue to have robust liquidity levels and capital. As of June 30, 2025, we had $925,528 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 9.04%, Tier 1 risk-based capital was 12.46%, and Total risk-based capital was 15.34%.

Recent Events
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by President Trump, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. The Corporation continues to evaluate the OBBBA but does not anticipate that the OBBBA will have a material impact on the Corporation’s Consolidated Financial Statements. As the legislation was signed into law after the close of the second quarter of 2025, the impacts are not included in the Corporation’s operating results for the three and six months ended June 30, 2025.
Nasdaq Listing
Beginning with the opening of trading on Monday, May 12, 2025, our shares of common stock were listed for trading on The Nasdaq Capital Market under our current symbol, “ISBA.” Prior to this listing on Nasdaq, our shares of common stock were listed on the OTCQX under the same symbol through May 9, 2025.
Reclassifications
Certain amounts reported in the interim 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation. Additionally, certain amounts reported as commercial and industrial loans have been reclassified as commercial real estate loans to conform to the June 30, 2025 presentation.
Subsequent Events
We evaluated subsequent events after June 30, 2025 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between June 30, 2025 and the date our interim condensed consolidated financial statements were issued.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of, and for the:

	Three Months Ended					Six Months Ended
	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024	June 30 2025	June 30 2024
PER SHARE
Basic earnings	$0.68	$0.53	$0.54	$0.44	$0.47	$1.21	$0.88
Diluted earnings	0.68	0.53	0.54	0.44	0.46	1.21	0.88
Adjusted diluted earnings (1)	0.55	0.57	0.52	0.61	0.46	1.13	0.87
Dividends	0.28	0.28	0.28	0.28	0.28	0.56	0.56
Book value (2)	29.95	29.10	28.32	28.63	27.06	29.95	27.06
Tangible book value (1) (2)	23.39	22.58	21.82	22.14	20.60	23.39	20.60
Market price (2)	30.15	23.59	25.99	21.21	18.20	30.15	18.20
PERFORMANCE RATIOS
Return on average total assets	0.96%	0.77%	0.76%	0.62%	0.68%	0.87%	0.64%
Adjusted return on average total assets (1)	0.79%	0.83%	0.74%	0.87%	0.68%	0.81%	0.32%
Return on average shareholders' equity	9.19%	7.48%	7.47%	6.26%	6.97%	8.35%	6.58%
Adjusted return on average shareholders' equity (1)	7.48%	8.05%	7.29%	8.70%	6.96%	7.76%	3.24%
Return on average tangible shareholders' equity (1)	11.78%	9.65%	9.66%	8.15%	9.19%	10.74%	8.65%
Adjusted return on average tangible shareholders' equity (1)	9.59%	10.40%	9.43%	11.32%	9.17%	9.99%	4.26%
Net interest margin yield (FTE) (1)	3.14%	3.06%	2.98%	2.96%	2.82%	3.10%	2.81%
Efficiency ratio (1)	70.53%	71.73%	71.08%	72.30%	73.93%	71.12%	74.37%
Gross loan to deposit ratio (2)	75.57%	76.07%	81.48%	79.93%	80.22%	75.57%	80.22%
Shareholders' equity to total assets (2)	10.23%	10.25%	10.08%	10.11%	9.82%	10.23%	9.82%
Tangible shareholders' equity to tangible assets (1) (2)	8.17%	8.14%	7.95%	8.00%	7.65%	8.17%	7.65%
FINANCIAL DATA (in millions)
Total assets (2)	$2,156	$2,103	$2,086	$2,107	$2,060	$2,156	$2,060
AFS securities (2)	501	513	489	507	506	501	506
Gross loans (2)	1,398	1,368	1,424	1,424	1,382	1,398	1,382
ACL (2)	13	13	13	13	13	13	13
Deposits (2)	1,849	1,798	1,747	1,782	1,722	1,849	1,722
Borrowed funds (2)	73	77	113	97	119	73	119
Shareholders' equity (2)	221	216	210	213	202	221	202
Wealth assets under management (2)	679	657	658	680	648	679	648
Net income	5	4	4	3	3	9	7
Interest income	23	23	23	23	22	46	43
Interest expense	8	8	9	9	9	16	17
Net interest income	15	15	15	14	14	30	27
Provision for credit losses	(1)	—	—	1	—	(1)	1
Noninterest income	4	4	4	4	4	7	7
Noninterest expenses	14	13	13	13	13	27	26
(1) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.
(2) At end of period.

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

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,388,684	$19,832	5.71%	$1,370,765	$19,348	5.71%	$1,375,523	$18,863	5.50%
AFS securities (2)	534,352	3,210	2.38%	514,479	2,827	2.20%	545,827	3,041	2.17%
FHLB stock	5,600	125	8.94%	11,011	160	5.82%	12,762	158	4.97%
Fed funds sold	6	—	3.83%	4	—	4.32%	7	—	5.30%
Other (3)	20,487	253	4.92%	47,374	482	4.06%	14,054	263	7.38%
Total interest earning assets	1,949,129	23,420	4.81%	1,943,633	22,817	4.75%	1,948,173	22,325	4.59%
NONEARNING ASSETS
Allowance for credit losses	(13,369)			(12,884)			(13,431)
Cash and demand deposits due from banks	22,026			23,899			23,931
Premises and equipment	28,306			27,962			27,999
Other assets	106,595			102,927			80,539
Total assets	$2,092,687			$2,085,537			$2,067,211
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$236,076	220	0.37%	$240,860	242	0.41%	$238,866	180	0.30%
Money market deposits	449,110	2,857	2.55%	460,663	2,929	2.58%	434,061	3,077	2.85%
Savings	286,434	544	0.76%	286,364	538	0.76%	283,605	398	0.56%
Certificates of deposit	395,450	3,770	3.82%	387,820	3,754	3.93%	366,440	3,658	4.01%
Short-term borrowings	41,661	324	3.11%	43,563	341	3.18%	40,609	321	3.18%
FHLB advances	11,539	132	4.53%	3,333	38	4.53%	45,494	638	5.55%
Subordinated debt, net of unamortized issuance costs	29,455	266	3.61%	29,433	266	3.62%	29,365	266	3.63%
Total interest bearing liabilities	1,449,725	8,113	2.24%	1,452,036	8,108	2.26%	1,438,440	8,538	2.38%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	409,262			403,024			411,282
Other liabilities	14,158			16,265			16,755
Shareholders’ equity	219,542			214,212			200,734
Total liabilities and shareholders’ equity	$2,092,687			$2,085,537			$2,067,211
Net interest income (FTE)		$15,307			$14,709			$13,787
Net yield on interest earning assets (FTE) (4)			3.14%			3.06%			2.82%

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,379,774	$39,180	5.72%	$1,362,135	$36,920	5.45%
AFS securities (2)	524,470	6,037	2.31%	551,429	6,171	2.24%
FHLB stock	8,291	285	6.89%	12,762	304	4.77%
Fed funds sold	5	—	4.03%	7	—	5.34%
Other (3)	33,856	735	4.32%	19,632	556	5.60%
Total interest earning assets	1,946,396	46,237	4.78%	1,945,965	43,951	4.54%
NONEARNING ASSETS
Allowance for credit losses	(13,127)			(13,264)
Cash and demand deposits due from banks	22,956			23,974
Premises and equipment	28,134			28,010
Other assets	104,770			82,302
Total assets	$2,089,129			$2,066,987
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$238,455	462	0.39%	$242,082	381	0.32%
Money market deposits	454,855	5,786	2.56%	442,769	6,289	2.86%
Savings	286,399	1,082	0.76%	283,288	731	0.52%
Certificates of deposit	391,657	7,524	3.87%	361,990	7,075	3.93%
Short-term borrowings	42,607	665	3.15%	40,616	642	3.18%
FHLB advances	7,459	170	4.53%	36,593	1,026	5.55%
Subordinated debt, net of unamortized issuance costs	29,444	532	3.62%	29,354	532	3.63%
Total interest bearing liabilities	1,450,876	16,221	2.25%	1,436,692	16,676	2.33%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	406,160			411,756
Other liabilities	15,200			16,445
Shareholders’ equity	216,893			202,094
Total liabilities and shareholders’ equity	$2,089,129			$2,066,987
Net interest income (FTE)		$30,016			$27,275
Net yield on interest earning assets (FTE) (4)			3.10%			2.81%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter.
(4) Non-GAAP financial measure; refer to the "Non-GAAP Financial Measures" section.

Loans
The following table displays loan balances as of:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Commercial and industrial	$207,719	$205,172	$200,623	$197,372	$198,769	4.97%	7.07%
Commercial real estate	614,383	596,282	591,718	590,255	586,481	12.14%	7.66%
Advances to mortgage brokers	3,005	3,015	63,080	76,187	39,300	(1.33)%	(190.47)%
Agricultural	96,842	94,359	99,694	96,794	94,996	10.53%	(5.72)%
Total commercial loans	921,949	898,828	955,115	960,608	919,546	10.29%	(6.94)%
Residential real estate	398,668	387,348	380,872	369,846	365,188	11.69%	9.34%
Consumer	76,896	81,548	87,584	93,829	96,902	(22.82)%	(24.41)%
Total	$1,397,513	$1,367,724	$1,423,571	$1,424,283	$1,381,636	8.71%	(3.66)%
The following table presents the composition of our commercial real estate portfolio by industry as of:

	June 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Real estate
1-4 family investor	$88,388	14.39%	$86,736	14.66%
Multifamily	65,132	10.60%	61,033	10.31%
All other	173,924	28.31%	158,739	26.83%
Hotels	85,401	13.90%	83,756	14.15%
Health care	49,168	8.00%	50,083	8.46%
Retail trade	32,364	5.27%	35,063	5.93%
Manufacturing	18,684	3.04%	17,030	2.88%
Accommodation services	17,262	2.81%	16,804	2.84%
Construction	14,961	2.44%	12,825	2.17%
Educational services	10,872	1.77%	11,160	1.89%
Wholesale trade	10,676	1.74%	11,073	1.87%
Other	47,551	7.73%	47,416	8.01%
Total commercial real estate	$614,383	100.00%	$591,718	100.00%
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
Deposits
The following table displays deposit balances as of:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Noninterest bearing demand deposits	$493,477	$404,194	$416,373	$421,493	$412,193	88.36%	37.04%
Interest bearing demand deposits	223,376	243,939	237,548	228,902	232,660	(33.72)%	(11.93)%
Money market deposits	446,845	473,138	423,883	471,745	429,150	(22.23)%	10.83%
Savings	289,746	286,399	281,665	276,095	279,847	4.67%	5.74%
Certificates of deposit	395,932	390,239	387,591	383,597	368,449	5.84%	4.30%
Total	$1,849,376	$1,797,909	$1,747,060	$1,781,832	$1,722,299	11.45%	11.71%

Asset Quality Analysis
The following table outlines our asset quality analysis as of, and for the three-month periods ended:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
NONPERFORMING ASSETS
Commercial and industrial	$17	$—	$—	$120	$271
Commercial real estate	533	—	—	—	—
Agricultural	—	—	—	—	167
Residential real estate	614	173	282	427	556
Consumer	—	—	—	—	—
Total nonaccrual loans	1,164	173	282	547	994
Accruing loans past due 90 days or more	31	26	19	64	15
Total nonperforming loans	1,195	199	301	611	1,009
Foreclosed assets	667	649	544	546	629
Debt securities	—	—	—	12	12
Total nonperforming assets	$1,862	$848	$845	$1,169	$1,650
Nonperforming loans to gross loans	0.09%	0.01%	0.02%	0.04%	0.07%
Nonperforming assets to total assets	0.09%	0.04%	0.04%	0.06%	0.08%
Nonaccrual loans to gross loans	0.08%	0.01%	0.02%	0.04%	0.07%
ACL as a % of nonaccrual loans	N/M	N/M	N/M	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$12,735	$12,895	$12,635	$13,095	$13,390
Charge-offs	390	172	299	1,767	527
Recoveries	1,822	224	197	408	134
Net loan charge-offs (recoveries)	(1,432)	(52)	102	1,359	393
(Reversal of) provision for credit losses - loans	(1,190)	(212)	362	899	98
Allowance at end of period	$12,977	$12,735	$12,895	$12,635	$13,095
ACL to gross loans	0.93%	0.93%	0.91%	0.89%	0.95%
Reserve for unfunded commitments	708	617	512	498	450
Provision for credit losses - unfunded commitments	91	105	14	47	72
Reserve to unfunded commitments	0.16%	0.14%	0.15%	0.15%	0.14%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$68	$(80)	$13	$(6)	$334
Commercial real estate	(50)	(2)	(2)	(318)	(29)
Agricultural	—	—	(4)	—	—
Residential real estate	(16)	(13)	(16)	(20)	(19)
Consumer	(1,434)	43	111	1,703	107
Total	$(1,432)	$(52)	$102	$1,359	$393
Net (recoveries) charge-offs (Quarter to Date annualized to average loans)	(0.41)%	(0.02)%	0.03%	0.39%	0.11%
Net (recoveries) charge-offs (Year to Date annualized to average loans)	(0.22)%	(0.02)%	0.14%	0.17%	0.06%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$1,076	$5,555	$5,682	$2,226	$1,484
Accruing loans past due 90 days or more	31	26	19	64	15
Total accruing past due loans	1,107	5,581	5,701	2,290	1,499
Nonaccrual loans	1,164	173	282	547	994
Total past due and nonaccrual loans	$2,271	$5,754	$5,983	$2,837	$2,493

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 28,830 shares or $759 of common stock during the first six months of 2025, as compared to 43,980 shares or $840 of common stock during the same period in 2024. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $201 and $279 during the six-month periods ended June 30, 2025 and 2024, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $21 during the first six months of 2025, as compared to $45 during the same period in 2024.
We have publicly announced a common stock repurchase program. Pursuant to this repurchase program, we repurchased 103,406 shares or $2,650 of common stock during the first six months of 2025 and 72,093 shares or $1,402 of common stock during the first six months of 2024. As of June 30, 2025, we were authorized to repurchase up to an additional 514,823 shares of common stock under the repurchae program.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. At June 30, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth our consolidated capital ratios as of:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
Common equity tier 1 capital	12.46%	12.58%	12.21%	12.08%	12.37%
Tier 1 capital	12.46%	12.58%	12.21%	12.08%	12.37%
Total capital	15.34%	15.50%	15.06%	14.90%	15.29%
Tier 1 leverage	9.04%	8.96%	8.86%	8.77%	8.83%
Community Bank Leverage Ratio
On September 17, 2019, the federal banking agencies jointly finalized a rule to be effective January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the “prompt corrective action” regulations described above and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. Although the Corporation and the Bank are qualifying community banking organizations, the Corporation and the Bank have elected not to opt in to the CBLR framework at this time and will continue to follow the Basel III capital requirements as described in “Note 6 – Capital Ratios and Shareholders' Equity” of our interim condensed consolidated financial statements included with this Form 10-Q.
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $453,330, or 21.02% of assets, as of June 30, 2025, compared to $330,876, or 15.86%, as of December 31, 2024. The increase in the amount and percentage of primary liquidity is a direct result of an increase in cash, driven by deposit growth. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.

Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2025, we had available lines of credit of $376,974.
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
Our liquidity position remained strong at June 30, 2025, which is illustrated in the following table:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
Total cash and cash equivalents	$108,554	$69,179	$24,542	$27,378	$23,559
Brokered CD capacity	120,000	120,000	120,000	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	249,890	250,884	215,432	233,552	194,403
FRB Discount Window	29,084	28,940	28,698	28,888	28,148
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	376,974	377,824	342,130	360,440	320,551
Unencumbered lendable value of FRB collateral, estimated (1)	320,000	340,000	290,000	290,000	290,000
Total cash and liquidity	$925,528	$907,003	$776,672	$797,818	$754,110

Uninsured deposits	$726,240	$687,341	$645,764	$687,990	$623,245
Coverage ratio of uninsured deposits with total cash and liquidity	127%	132%	120%	116%	121%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $250,000 as of June 30, 2025.
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
For further information regarding fair value measurements see “Note 7 – Fair Value” of our interim condensed consolidated financial statements included with this Form 10-Q.
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary market risks are interest rate risk and liquidity risk. IRR is the exposure of our net interest income to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest-bearing liabilities. Managing IRR is the fundamental method by which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to our earnings and capital.
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
The following tables summarize our interest rate sensitivity for 12 and 24 months as of June 30, 2025 and December 31, 2024. The results displayed in the tables reflect the modeling of immediate shifts in the yield curve and a flat balance sheet and do not reflect actual or expected changes.

	June 30, 2025
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(5.90)%	(2.72)%	2.53%	5.05%	(9.16)%	(4.56)%	3.45%	6.43%

	December 31, 2024
	12 Months				24 Months
Immediate basis point change assumption (short-term)	-200	-100	100	200	-200	-100	100	200
Percent change in net interest income vs. constant rate	(3.44)%	(1.55)%	1.45%	2.83%	(4.67)%	(2.18)%	1.22%	2.00%
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
Impact of Inflation
Our consolidated financial statements and related notes included elsewhere in this Form 10-Q have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
The Corporation’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of the Corporation are monetary in nature. Management believes the impact of inflation on financial results depends upon the Corporation’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. However, other operating expenses do reflect general levels of inflation. Management seeks to manage the relationship between interest rate-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation.
Various information shown elsewhere in this Form 10-Q will assist in the understanding of how well the Corporation is positioned to react to changing interest rates and inflationary trends. In particular, additional information related to the Corporation’s interest rate-sensitive assets and liabilities is contained in this Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the heading “Interest Rate Sensitivity and Market Risk.”

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of, and for the:

		Three Months Ended					Six Months Ended
		June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024	June 30 2025	June 30 2024
Net income		$5,031	$3,949	$3,996	$3,281	$3,481	$8,980	$6,612
Net gains (losses) on foreclosed assets		—	(55)	74	4	6	(55)	75
Overdraft (charge-off) recoveries (1)		1,556	—	66	(1,622)	—	1,556	—
Profitability initiative cost (2)		(173)	—	(23)	—	—	(173)	—
Legal fees related to Nasdaq (2)		(47)	(121)	—	—	—	(168)	—
Income tax impact on items above		(281)	37	(25)	340	(1)	(244)	(16)
Exchange fees on BOLI transfers (3)		(120)	—	—	—	—	(120)	—
Income tax expense on BOLI surrender (4)		—	(166)	—	—	—	(166)	—
Adjusted net income	(A)	$4,096	$4,254	$3,904	$4,559	$3,476	$8,350	$6,553

Noninterest expenses		$13,745	$13,299	$13,330	$13,228	$12,895	$27,044	$25,571
Amortization of acquisition intangibles		—	1	1	—	1	1	1
Non-GAAP expense adjustment		220	121	23	—	—	341	—
Adjusted noninterest expense	(B)	$13,525	$13,177	$13,306	$13,228	$12,894	$27,043	$25,570

Net interest income		$15,129	$14,525	$14,555	$14,488	$13,550	$29,654	$26,792
Tax equivalent adjustment for net interest margin		178	184	213	232	237	362	483
Net interest income (FTE)	(C)	15,307	14,709	14,768	14,720	13,787	30,016	27,275
Noninterest income		3,686	3,528	3,972	3,528	3,608	7,214	7,076
Tax equivalent adjustment for efficiency ratio		63	78	54	53	53	141	104
Adjusted revenue (FTE)		19,056	18,315	18,794	18,301	17,448	37,371	34,455
Non-GAAP revenue (loss) adjustment		(120)	(55)	74	4	6	(175)	75
Adjusted revenue	(D)	$19,176	$18,370	$18,720	$18,297	$17,442	$37,546	$34,380

Efficiency ratio	(B/D)	70.53%	71.73%	71.08%	72.30%	73.93%	71.12%	74.37%
Average earning assets	(E)	1,949,129	1,943,633	1,963,986	1,967,552	1,948,173	1,946,396	1,945,965
Net yield on interest earning assets (FTE)	(C/E)	3.14%	3.06%	2.98%	2.96%	2.82%	3.10%	2.81%

		Three Months Ended					Six Months Ended
		June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024	June 30 2025	June 30 2024
Average assets	(F)	2,092,687	2,085,537	2,094,569	2,095,200	2,067,211	2,089,129	2,066,987
Average shareholders' equity	(G)	219,542	214,212	212,912	208,444	200,734	216,893	202,094
Average tangible shareholders' equity	(H)	171,260	165,929	164,629	160,161	152.451	168,611	153,810
Average diluted shares outstanding (5)	(I)	7,398,109	7,432,162	7,451,718	7,473,184	7,494,828	7,413,974	7,501,437
Adjusted diluted earnings per share	(A/I)	$0.55	$0.57	$0.52	$0.61	$0.46	$1.13	$0.87

Adjusted return on average assets	(A/F)	0.79%	0.83%	0.74%	0.87%	0.68%	0.81%	0.32%
Adjusted return on average shareholders' equity	(A/G)	7.48%	8.05%	7.29%	8.70%	6.96%	7.76%	3.24%
Adjusted return on average tangible shareholders' equity	(A/H)	9.59%	10.40%	9.43%	11.32%	9.17%	9.99%	4.26%
(1) Includes reversal of provision for credit losses in the first quarter of 2025 and provision for credit losses in the third quarter of 2024 related to overdrawn deposit accounts from a single customer.
(2) Included in Other professional services in the consolidated statements of income.
(3) Income tax expense on life to date earnings on BOLI policies surrendered.
(4) Included as a reduction to Earnings on BOLI in the consolidated statements of income.
(5) Whole shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Interest Rate Sensitivity and Market Risk” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Cautionary Notice Regarding Forward-Looking Statements” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Corporation in Part I, Item 1A, “Risk Factors,” of the 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
During 2025, the Corporation identified and added the following risk factor. This factor should be considered when reviewing the risk factors previously disclosed by the Corporation under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K.
An active public trading market may not be sustained.
We completed our Nasdaq uplisting, and the Company’s common stock began trading on the Nasdaq Capital Market, on May 12, 2025. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of our common stock at or above an attractive price at the time that you would like to sell.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(A)None
(B)None
(C)Repurchases of Common Stock
We have adopted and publicly announced a common stock repurchase program. The repurchase program was last amended on April 30, 2025, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this repurchase program, they are retired with the status of authorized, but unissued, shares.
The following table provides information for the three-month period ended June 30, 2025, with respect to the Corporation's share repurchase activity:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
March 31, 2025				72,647
April 1 - 30	34,199	$23.54	34,199	38,448
Additional Authorization (500,000 shares)	—	—	—	538,448
May 1 - 31	11,240	27.40	11,240	527,208
June 1 -30	12,385	$31.65	12,385	514,823
June 30, 2025	57,824	$26.03	57,824	514,823
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended June 30, 2025, none of the Corporation’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

3.1	Amended Articles of Incorporation (1)
3.2	Amendment to the Articles of Incorporation (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amendment to the Articles of Incorporation (4)
3.5	Amendment to the Articles of Incorporation (7)
3.6	Amended Bylaws (5)
3.7	Amendment to Bylaws (6)
3.8	Amendment to Bylaws (8)
3.9	Amendment to Bylaws (9)
10.1	Award Agreement for Jerome Schwind (10)
10.2	Award Agreement for Neil McDonnell (10)
10.3	Award Agreement for William Schaefer (10)
10.4	Isabella Bank Corporation Amended and Restated Supplemental Executive Retirement Plan (10)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.1**	101.INS (Inline XBRL Instance Document)
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

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 7, 2025, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation

Date:	August 11, 2025	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025	/s/ William M. Schaefer
William M. Schaefer
Chief Financial Officer
(Principal Financial Officer)