Form 10-Q
period 2025-09-30
ISABELLA BANK CORP
filed 2025-11-10
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,335,096 as of November 6, 2025.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2025 or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	Freddie Mac: Federal Home Loan Mortgage Corporation
AFS: Available-for-sale	FTE: Fully taxable equivalent
ALCO: Asset-Liability Committee	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	HFS: Held-for-sale
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	N/A: Not applicable
ATM: Automated teller machine	N/M: Not meaningful
AUM: Assets under management	NASDAQ: NASDAQ Stock Market Index
BOLI: Bank-owned life insurance	NAV: Net asset value
CECL: Current expected credit losses	NIM: Net interest margin
CIK: Central Index Key	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OBBBA: One Big Beautiful Bill Act
DIFS: Department of Insurance and Financial Services	OCI: Other comprehensive income (loss)
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	OMSR: Originated mortgage servicing rights
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OREO: Other real estate owned
ETR: Effective tax rate	Rabbi Trust: A trust established to fund our Directors Plan
Exchange Act: Securities Exchange Act of 1934, as amended	RSP: Isabella Bank Corporation Restricted Stock Plan
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	SEC: U.S. Securities and Exchange Commission
FFIEC: Federal Financial Institutions Examinations Council	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	XBRL: eXtensible Business Reporting Language
FRB: Federal Reserve Bank	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2025	December 31 2024
ASSETS
Cash and demand deposits due from banks	$32,124	$22,830
Fed Funds sold and interest bearing balances due from banks	129,177	1,712
Total cash and cash equivalents	161,301	24,542

AFS securities, at fair value	511,970	489,029
FHLB stock	5,600	12,762
Mortgage loans HFS	737	242

Loans	1,431,905	1,423,571
Less allowance for credit losses	13,149	12,895
Net loans	1,418,756	1,410,676

Premises and equipment	28,659	27,659
Cash surrender value of BOLI	45,651	34,882
Goodwill and other intangible assets	48,282	48,283
Other assets	38,698	38,166
Total assets	$2,259,654	$2,086,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$421,027	$416,373
Interest bearing demand deposits	248,666	237,548
Money market deposits	558,212	423,883
Savings	292,899	281,665
Certificates of deposit	404,798	387,591
Total deposits	1,925,602	1,747,060
Short-term borrowings	62,022	53,567
FHLB advances	—	30,000
Subordinated debt, net of unamortized issuance costs	29,492	29,424
Total borrowed funds	91,514	112,991

Other liabilities	15,118	15,914
Total liabilities	2,032,234	1,875,965
Shareholders’ equity
Common stock — no par value, 15,000,000 shares authorized: issued and outstanding 7,350,567 shares at September 30, 2025 and 7,424,893 shares at December 31, 2024	124,284	126,224
Shares to be issued for deferred compensation obligations	2,373	2,383
Retained earnings	111,172	103,024
Accumulated other comprehensive loss	(10,409)	(21,355)
Total shareholders’ equity	227,420	210,276
Total liabilities and shareholders' equity	$2,259,654	$2,086,241

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Interest income
Loans	$20,583	$20,230	$59,763	$57,150
AFS securities	2,994	2,749	8,669	8,437
FHLB stock	70	168	355	472
Federal funds sold and other	1,235	194	1,970	750
Total interest income	24,882	23,341	70,757	66,809
Interest expense
Deposits	8,012	7,631	22,866	22,107
Short-term borrowings	441	384	1,106	1,026
FHLB advances	—	571	170	1,597
Subordinated debt	267	267	799	799
Total interest expense	8,720	8,853	24,941	25,529
Net interest income	16,162	14,488	45,816	41,280
Provision (reversal) for credit losses	209	946	(997)	1,508
Net interest income after provision for credit losses	15,953	13,542	46,813	39,772
Noninterest income
Service charges and fees	2,352	2,133	6,397	6,089
Wealth management fees	1,074	1,003	3,137	2,990
Earnings on BOLI	468	252	1,140	748
Net gain on sale of mortgage loans	38	37	115	138
Other	376	103	733	639
Total noninterest income	4,308	3,528	11,522	10,604
Noninterest expenses
Compensation and benefits	7,630	7,251	22,509	21,236
Occupancy and equipment	2,628	2,645	7,878	7,970
Other professional services	851	588	2,425	1,628
ATM and debit card fees	595	503	1,636	1,459
Marketing	514	403	1,442	1,254
FDIC insurance premiums	271	291	841	823
Other losses	47	347	501	908
Other	1,449	1,200	3,797	3,521
Total noninterest expenses	13,985	13,228	41,029	38,799
Income before income tax expense	6,276	3,842	17,306	11,577
Income tax expense	1,036	561	3,086	1,684
Net income	$5,240	$3,281	$14,220	$9,893
Earnings per common share
Basic	$0.71	$0.44	$1.93	$1.32
Diluted	0.71	0.44	1.92	1.32
Cash dividends per common share	0.28	0.28	0.84	0.84

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income	$5,240	$3,281	$14,220	$9,893
Unrealized gains on AFS securities	5,030	13,081	13,923	10,858
Tax effect (1)	(1,052)	(2,724)	(2,977)	(2,241)
Unrealized gains on AFS securities, net of tax	3,978	10,357	10,946	8,617
Comprehensive income	$9,218	$13,638	$25,166	$18,510
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” of these consolidated financial statements for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
June 30, 2024	7,474,016	$126,126	$3,951	$99,808	$(27,636)	$202,249
Comprehensive income (loss)	—	—	—	3,281	10,357	13,638
Issuance of common stock	17,580	350	—	—	—	350
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	23	(23)	—	—	—
Share-based payment awards under the Directors Plan	—	—	53	—	—	53
Share-based compensation expense recognized in earnings under the RSP	—	26	—	—	—	26
Common stock purchased for deferred compensation obligations	—	(290)	—	—	—	(290)
Common stock repurchased	(52,876)	(1,017)	—	—	—	(1,017)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,024)	—	(2,024)
September 30, 2024	7,438,720	$125,218	$3,981	$101,065	$(17,279)	$212,985

June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500
Comprehensive income (loss)	—	—	—	5,240	3,978	9,218
Issuance of common stock	7,979	272	—	—	—	272
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	(10)	10	—	—	—
Share-based payment awards under the Directors Plan	—	—	32	—	—	32
Share-based compensation expense recognized in earnings under the RSP	—	24	—	—	—	24
Common stock repurchased	(19,096)	(609)	—	—	—	(609)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,017)	—	(2,017)
September 30, 2025	7,350,567	$124,284	$2,373	$111,172	$(10,409)	$227,420

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2023	7,485,889	$127,323	$3,693	$97,282	$(25,896)	$202,402
Comprehensive income (loss)	—	—	—	9,893	8,617	18,510
Issuance of common stock	61,560	1,190	—	—	—	1,190
Common stock issued for deferred compensation under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	44	(44)	—	—	—
Share-based payment awards under the Directors Plan	—	—	332	—	—	332
Share-based compensation expense recognized in earnings under the RSP	—	71	—	—	—	71
Common stock purchased for deferred compensation obligations	—	(991)	—	—	—	(991)
Common stock repurchased	(124,969)	(2,419)	—	—	—	(2,419)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,110)	—	(6,110)
September 30, 2024	7,438,720	$125,218	$3,981	$101,065	$(17,279)	$212,985

December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	14,220	10,946	25,166
Issuance of common stock	36,809	1,031	—	—	—	1,031
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	243	(243)	—	—	—
Share-based payment awards under the Directors Plan	—	—	233	—	—	233
Share-based compensation expense recognized in earnings under the RSP	—	45	—	—	—	45
Common stock repurchased	(122,502)	(3,259)	—	—	—	(3,259)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,072)	—	(6,072)
September 30, 2025	7,350,567	$124,284	$2,373	$111,172	$(10,409)	$227,420

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2025	2024
Operating activities
Net income	$14,220	$9,893
Reconciliation of net income to net cash provided by operating activities
(Reversal of) provision for credit losses	(997)	1,508
Depreciation	1,601	1,555
Net amortization of AFS securities	771	1,017
Net gain on sale of mortgage loans	(115)	(138)
Increase in cash value of BOLI	(1,125)	(733)
Share-based payment awards	278	403
Origination of loans HFS	(4,881)	(6,168)
Proceeds from loan sales	4,501	5,802
Net changes in:
Other assets	(2,002)	(895)
Other liabilities	3,039	270
Net cash provided by (used in) operating activities	15,290	12,514
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	52,359	31,183
Purchases of AFS securities	(62,148)	—
Net change in loans HFI	(8,008)	(77,151)
Purchases of premises and equipment	(2,601)	(1,590)
Purchases of BOLI policies	(10,225)	—
Proceeds from sale of FHLB stock	7,162	—
Low income housing tax credit investments	(3,767)	(1,690)
Net cash provided by (used in) investing activities	(27,228)	(49,248)
Financing activities
Net increase (decrease) in deposits	178,542	58,137
Net increase (decrease) in short-term borrowings	8,455	5,633
Net increase (decrease) in FHLB advances	(30,000)	(25,000)
Cash dividends paid on common stock	(6,072)	(6,110)
Proceeds from issuance of common stock	1,031	1,190
Common stock repurchased	(3,259)	(2,419)
Common stock purchased for deferred compensation obligations	—	(991)
Net cash provided by (used in) financing activities	148,697	30,440
Increase (decrease) in cash and cash equivalents	136,759	(6,294)
Cash and cash equivalents at beginning of period	24,542	33,672
Cash and cash equivalents at end of period	$161,301	$27,378
Supplemental cash flows information
Interest paid	$24,769	$25,203
Income taxes paid	1,900	1,800
Supplemental noncash information
Transfers of loans to foreclosed assets	925	350

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
Note 1 – Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2025 (this “Form 10-Q”) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025 (the “2024 Annual Report on Form 10-K”). All financial data presented in these notes, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including financial data presented in the tables and explanations thereof, are expressed in thousands except per share amounts and ratios and unless otherwise noted.
OPERATING SEGMENTS: Segment information is prepared on the same basis that our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. While the CODM monitors the revenue streams of our various products and services, operations are managed, and financial performance is evaluated on a corporate-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the banking-related operations are considered by management to be aggregated in one reportable operating segment.
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
SUBSEQUENT EVENTS: We evaluated subsequent events after September 30, 2025 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. We determined that no subsequent events require financial statement recognition or disclosure between September 30, 2025 and the date our interim condensed consolidated financial statements were issued.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$210,462	$—	$4,421	$206,041
States and political subdivisions	74,042	26	2,966	71,102
Auction rate money market preferred	3,200	—	410	2,790
Mortgage-backed securities	24,696	—	1,299	23,397
Collateralized mortgage obligations	203,984	1,081	3,852	201,213
Corporate	8,150	—	723	7,427
Total	$524,534	$1,107	$13,671	$511,970

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,807	$—	$10,236	$220,571
States and political subdivisions	81,135	9	4,576	76,568
Auction rate money market preferred	3,200	—	156	3,044
Mortgage-backed securities	29,068	—	2,182	26,886
Collateralized mortgage obligations	163,156	—	8,482	154,674
Corporate	8,150	—	864	7,286
Total	$515,516	$9	$26,496	$489,029
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2025 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$160,417	$50,045	$—	$—	$—	$210,462
States and political subdivisions	12,796	18,459	20,048	22,739	—	74,042
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	24,696	24,696
Collateralized mortgage obligations	—	—	—	—	203,984	203,984
Corporate	—	—	8,150	—	—	8,150
Total amortized cost	$173,213	$68,504	$28,198	$22,739	$231,880	$524,534
Fair value	$170,246	$66,903	$26,153	$21,268	$227,400	$511,970
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

The information in the following tables pertains to AFS securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position for which an allowance for credit losses has not been recorded.

	September 30, 2025
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$4,421	$206,041	$4,421
States and political subdivisions	449	6,642	2,517	31,820	2,966
Auction rate money market preferred	—	—	410	2,790	410
Mortgage-backed securities	—	—	1,299	23,397	1,299
Collateralized mortgage obligations	59	8,991	3,793	125,753	3,852
Corporate	60	1,640	663	5,787	723
Total	$568	$17,273	$13,103	$395,588	$13,671
Number of securities in an unrealized loss position:		39		144	183

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,236	$220,571	$10,236
States and political subdivisions	486	23,553	4,090	36,796	4,576
Auction rate money market preferred	—	—	156	3,044	156
Mortgage-backed securities	—	—	2,182	26,886	2,182
Collateralized mortgage obligations	185	5,646	8,297	149,028	8,482
Corporate	—	—	864	7,286	864
Total	$671	$29,199	$25,825	$443,611	$26,496
Number of securities in an unrealized loss position:		175		178	353
As of September 30, 2025, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are generally due to a continued elevated market interest rate environment compared to the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at:

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$186,306	13.01%	$177,239	12.45%
Unsecured	31,826	2.22%	23,384	1.64%
Total commercial and industrial	218,132	15.23%	200,623	14.09%
Commercial real estate
Commercial mortgage owner occupied	220,233	15.38%	213,086	14.97%
Commercial mortgage non-owner occupied	224,653	15.70%	217,679	15.29%
Commercial mortgage 1-4 family investor	97,971	6.84%	92,497	6.50%
Commercial mortgage multifamily	83,785	5.85%	68,456	4.81%
Total commercial real estate	626,642	43.77%	591,718	41.57%
Advances to mortgage brokers	5,056	0.35%	63,080	4.43%
Agricultural
Agricultural mortgage	67,726	4.73%	67,550	4.75%
Agricultural other	30,068	2.10%	32,144	2.26%
Total agricultural	97,794	6.83%	99,694	7.01%
Residential real estate
Senior lien	358,755	25.05%	332,743	23.37%
Junior lien	10,674	0.75%	8,655	0.61%
Home equity lines of credit	42,627	2.98%	39,474	2.77%
Total residential real estate	412,056	28.78%	380,872	26.75%
Consumer
Secured - direct	29,952	2.09%	35,050	2.46%
Secured - indirect	38,922	2.72%	49,136	3.45%
Unsecured	3,351	0.23%	3,398	0.24%
Total consumer	72,225	5.04%	87,584	6.15%
Total	$1,431,905	100.00%	$1,423,571	100.00%
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate amortization method. Net unamortized deferred loan costs were $3,129 and $3,330 at September 30, 2025 and December 31, 2024, respectively.
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
When a loan is placed in nonaccrual status, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ACL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status. Accrued interest receivable on loans was $6,592 and $6,384 at September 30, 2025 and December 31, 2024, respectively, which is included in other assets on the consolidated balance sheets.

The following table summarizes nonaccrual loan data by class of loans as of:

	September 30, 2025		December 31, 2024
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$16	$16	$—	$—
Commercial real estate
Commercial mortgage 1-4 family investor	3,000	3,000	—	—
Residential real estate
Senior lien	427	427	282	282
Total	$3,443	$3,443	$282	$282
The following tables summarize the past due and current loans for the entire loan portfolio as of:

	September 30, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$100	$—	$16	$186,190	$186,306	$—
Unsecured	—	—	—	31,826	31,826	—
Total commercial and industrial	100	—	16	218,016	218,132	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	220,233	220,233	—
Commercial mortgage non-owner occupied	139	—	—	224,514	224,653	—
Commercial mortgage 1-4 family investor	—	3,000	—	94,971	97,971	—
Commercial mortgage multifamily	—	—	—	83,785	83,785	—
Total commercial real estate	139	3,000	—	623,503	626,642	—
Advances to mortgage brokers	—	—	—	5,056	5,056	—
Agricultural
Agricultural mortgage	—	—	—	67,726	67,726	—
Agricultural other	—	—	—	30,068	30,068	—
Total agricultural	—	—	—	97,794	97,794	—
Residential real estate
Senior lien	51	125	18	358,561	358,755	18
Junior lien	—	—	—	10,674	10,674	—
Home equity lines of credit	—	—	—	42,627	42,627	—
Total residential real estate	51	125	18	411,862	412,056	18
Consumer
Secured - direct	7	—	—	29,945	29,952	—
Secured - indirect	70	—	—	38,852	38,922	—
Unsecured	8	—	—	3,343	3,351	—
Total consumer	85	—	—	72,140	72,225	—
Total	$375	$3,125	$34	$1,428,371	$1,431,905	$18

	December 31, 2024
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$328	$—	$—	$176,911	$177,239	$—
Unsecured	—	50	—	23,334	23,384	—
Total commercial and industrial	328	50	—	200,245	200,623	—
Commercial real estate
Commercial mortgage owner occupied	25	304	—	212,757	213,086	—
Commercial mortgage non-owner occupied	792	—	—	216,887	217,679	—
Commercial mortgage 1-4 family investor	—	—	—	92,497	92,497	—
Commercial mortgage multifamily	—	—	—	68,456	68,456	—
Total commercial real estate	817	304	—	590,597	591,718	—
Advances to mortgage brokers	—	—	—	63,080	63,080	—
Agricultural
Agricultural mortgage	—	—	—	67,550	67,550	—
Agricultural other	—	—	—	32,144	32,144	—
Total agricultural	—	—	—	99,694	99,694	—
Residential real estate
Senior lien	3,846	148	163	328,586	332,743	—
Junior lien	19	—	—	8,636	8,655	—
Home equity lines of credit	10	—	—	39,464	39,474	—
Total residential real estate	3,875	148	163	376,686	380,872	—
Consumer
Secured - direct	15	—	19	35,016	35,050	19
Secured - indirect	232	—	—	48,904	49,136	—
Unsecured	4	—	—	3,394	3,398	—
Total consumer	251	—	19	87,314	87,584	19
Total	$5,271	$502	$182	$1,417,616	$1,423,571	$19

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$4,620	$10,717	$14,511	$2,312	$3,930	$2,927	$19,994	$—	$59,011
Risk rating 4	19,291	22,202	10,594	7,197	7,530	2,601	29,246	—	98,661
Risk rating 5	2,392	2,278	225	15,553	25	—	4,422	—	24,895
Risk rating 6	91	520	20	—	39	7	3,046	—	3,723
Risk rating 7	—	—	—	16	—	—	—	—	16
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$26,394	$35,717	$25,350	$25,078	$11,524	$5,535	$56,708	$—	$186,306
2025 year-to-date gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$—	$22
Commercial and industrial: Unsecured
Risk ratings 1-3	$1,544	$348	$2,496	$160	$25	$412	$1,936	$—	$6,921
Risk rating 4	9,145	1,333	985	1,369	594	299	9,899	—	23,624
Risk rating 5	3	—	63	—	96	—	1,031	—	1,193
Risk rating 6	—	88	—	—	—	—	—	—	88
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,692	$1,769	$3,544	$1,529	$715	$711	$12,866	$—	$31,826
2025 year-to-date gross charge-offs	$—	$50	$—	$—	$—	$—	$—	$—	$50
Commercial real estate: Owner occupied
Risk ratings 1-3	$2,627	$4,178	$8,979	$1,433	$10,697	$16,331	$838	$—	$45,083
Risk rating 4	17,653	34,711	20,676	28,358	37,301	26,896	1,907	—	167,502
Risk rating 5	1,497	193	452	1,259	69	1,369	372	—	5,211
Risk rating 6	—	2,060	304	—	73	—	—	—	2,437
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$21,777	$41,142	$30,411	$31,050	$48,140	$44,596	$3,117	$—	$220,233
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$2,564	$283	$729	$6,060	$5,651	$65	$139	$—	$15,491
Risk rating 4	25,717	8,233	26,229	54,700	34,622	29,205	1,490	—	180,196
Risk rating 5	220	9,565	7,620	935	1,629	7,497	466	—	27,932
Risk rating 6	—	—	988	—	—	46	—	—	1,034
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$28,501	$18,081	$35,566	$61,695	$41,902	$36,813	$2,095	$—	$224,653
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$477	$1,135	$226	$2,679	$959	$1,432	$2,857	$—	$9,765
Risk rating 4	10,725	8,790	7,848	8,175	27,307	14,141	7,175	—	84,161
Risk rating 5	—	—	139	219	—	123	—	—	481
Risk rating 6	—	—	521	—	—	43	—	—	564
Risk rating 7	—	—	3,000	—	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$11,202	$9,925	$11,734	$11,073	$28,266	$15,739	$10,032	$—	$97,971
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$992	$2,378	$1,627	$874	$1,167	$188	$—	$7,226
Risk rating 4	16,633	4,466	1,893	20,533	10,235	19,371	137	—	73,268
Risk rating 5	—	484	—	—	—	2,807	—	—	3,291
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,633	$5,942	$4,271	$22,160	$11,109	$23,345	$325	$—	$83,785
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$5,056	$—	$—	$—	$—	$—	$—	$—	$5,056
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$2,169	$729	$—	$3,026	$2,000	$4,067	$35	$—	$12,026
Risk rating 4	2,544	4,039	3,934	11,242	6,029	12,025	1,681	—	41,494
Risk rating 5	550	271	1,097	511	5,836	645	1,048	—	9,958
Risk rating 6	535	—	—	2,127	69	1,517	—	—	4,248
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,798	$5,039	$5,031	$16,906	$13,934	$18,254	$2,764	$—	$67,726
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$874	$617	$434	$677	$221	$385	$2,989	$—	$6,197
Risk rating 4	1,682	864	769	830	576	89	9,970	—	14,780
Risk rating 5	206	244	133	31	910	391	2,282	—	4,197
Risk rating 6	3,625	—	103	—	61	—	1,105	—	4,894
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$6,387	$1,725	$1,439	$1,538	$1,768	$865	$16,346	$—	$30,068
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$11,081	$10,173	$2,352	$4,483	$4,437	$368	$10,316	$—	$43,210
Risk rating 4	27,530	20,886	14,240	11,014	1,867	2,144	28,109	—	105,790
Risk rating 5	3,627	559	11,644	164	137	53	6,626	—	22,810
Risk rating 6	126	288	1,841	71	—	10	3,093	—	5,429
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$42,364	$31,906	$30,077	$15,732	$6,441	$2,575	$48,144	$—	$177,239
2024 year-to-date gross charge-offs	$—	$277	$33	$—	$17	$—	$—	$—	$327
Commercial and industrial: Unsecured
Risk ratings 1-3	$378	$1,967	$203	$69	$48	$414	$1,966	$—	$5,045
Risk rating 4	3,073	2,049	2,388	268	370	—	8,896	—	17,044
Risk rating 5	100	—	—	121	—	—	1,074	—	1,295
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,551	$4,016	$2,591	$458	$418	$414	$11,936	$—	$23,384
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$1	$—	$9
Commercial real estate: Owner occupied
Risk ratings 1-3	$4,185	$8,933	$1,994	$11,617	$13,300	$4,421	$221	$—	$44,671
Risk rating 4	34,980	21,586	32,319	39,439	9,924	20,260	1,626	—	160,134
Risk rating 5	197	487	876	72	653	791	372	—	3,448
Risk rating 6	1,354	1,123	—	636	1,117	504	99	—	4,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$40,716	$32,129	$35,189	$51,764	$24,994	$25,976	$2,318	$—	$213,086
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$644	$795	$5,994	$5,178	$348	$1,781	$—	$—	$14,740
Risk rating 4	8,413	42,135	61,524	36,702	4,399	29,225	497	—	182,895
Risk rating 5	9,726	—	218	1,681	6,154	709	500	—	18,988
Risk rating 6	—	1,006	—	—	50	—	—	—	1,056
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$18,783	$43,936	$67,736	$43,561	$10,951	$31,715	$997	$—	$217,679
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$1,165	$—	$2,632	$791	$846	$965	$3,076	$—	$9,475
Risk rating 4	9,399	12,535	8,911	28,666	13,930	3,640	4,750	—	81,831
Risk rating 5	—	145	339	72	—	52	—	—	608
Risk rating 6	—	536	—	—	—	47	—	—	583
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,564	$13,216	$11,882	$29,529	$14,776	$4,704	$7,826	$—	$92,497
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$638	$3,383	$1,697	$936	$545	$746	$150	$—	$8,095
Risk rating 4	2,081	1,957	21,446	11,646	664	19,617	64	—	57,475
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	—	—	2,886	—	—	2,886
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,719	$5,340	$23,143	$12,582	$1,209	$23,249	$214	$—	$68,456
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$63,080	$—	$—	$—	$—	$—	$—	$—	$63,080
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$792	$—	$2,700	$2,144	$2,550	$1,250	$34	$—	$9,470
Risk rating 4	4,410	4,118	12,959	6,968	5,737	8,586	1,322	—	44,100
Risk rating 5	281	1,521	1,342	5,757	—	1,364	1,045	—	11,310
Risk rating 6	60	—	1,550	—	—	1,060	—	—	2,670
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,543	$5,639	$18,551	$14,869	$8,287	$12,260	$2,401	$—	$67,550
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$634	$523	$106	$137	$2	$210	$3,635	$—	$5,247
Risk rating 4	1,940	1,328	1,863	1,893	463	550	13,531	—	21,568
Risk rating 5	1,683	—	—	—	438	—	608	—	2,729
Risk rating 6	—	172	—	90	—	—	2,338	—	2,600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,257	$2,023	$1,969	$2,120	$903	$760	$20,112	$—	$32,144
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display residential real estate and consumer loans by payment status and year of origination as of:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$51,300	$49,468	$37,117	$43,219	$68,435	$98,849	$—	$9,746	$358,134
Past due 30-89 days	—	—	—	—	—	176	—	—	176
Past due 90 or more days	—	—	—	18	—	—	—	—	18
Nonaccrual	—	—	—	—	180	247	—	—	427
Total	$51,300	$49,468	$37,117	$43,237	$68,615	$99,272	$—	$9,746	$358,755
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$3,671	$3,681	$2,317	$603	$94	$308	$—	$—	$10,674
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,671	$3,681	$2,317	$603	$94	$308	$—	$—	$10,674
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$42,585	$42	$42,627
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$42,585	$42	$42,627
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$6,776	$6,952	$6,301	$4,560	$2,576	$2,780	$—	$—	$29,945
Past due 30-89 days	—	—	7	—	—	—	—	—	7
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,776	$6,952	$6,308	$4,560	$2,576	$2,780	$—	$—	$29,952
2025 year-to-date gross charge-offs	$2	$3	$93	$38	$9	$53	$—	$—	$198
Consumer: Secured - indirect
Current	$2,500	$4,904	$16,456	$5,670	$3,891	$5,431	$—	$—	$38,852
Past due 30-89 days	—	—	—	—	18	52	—	—	70
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,500	$4,904	$16,456	$5,670	$3,909	$5,483	$—	$—	$38,922
2025 year-to-date gross charge-offs	$—	$8	$—	$—	$—	$13	$—	$—	$21

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,302	$867	$256	$47	$9	$—	$862	$—	$3,343
Past due 30-89 days	4	4	—	—	—	—	—	—	8
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,306	$871	$256	$47	$9	$—	$862	$—	$3,351
2025 year-to-date gross charge-offs	$427	$4	$12	$1	$1	$—	$—	$—	$445

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,991	$35,105	$45,916	$73,607	$47,057	$62,303	$—	$8,579	$328,558
Past due 30-89 days	173	162	331	287	907	2,043	—	—	3,903
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	163	28	91	—	—	282
Total	$56,164	$35,267	$46,247	$74,057	$47,992	$64,437	$—	$8,579	$332,743
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$4,229	$3,092	$800	$86	$71	$358	$—	$—	$8,636
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,229	$3,092	$800	$105	$71	$358	$—	$—	$8,655
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$39,464	$—	$39,464
Past due 30-89 days	—	—	—	—	—	—	10	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$39,474	$—	$39,474
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$10,990	$9,498	$6,535	$3,947	$2,166	$1,880	$—	$—	$35,016
Past due 30-89 days	—	—	15	—	—	—	—	—	15
Past due 90 or more days	—	—	—	—	19	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,990	$9,498	$6,550	$3,947	$2,185	$1,880	$—	$—	$35,050
2024 year-to-date gross charge-offs	$—	$73	$—	$—	$27	$2	$—	$—	$102

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$6,526	$22,624	$7,682	$4,990	$4,018	$3,064	$—	$—	$48,904
Past due 30-89 days	42	51	50	28	54	7	—	—	232
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,568	$22,675	$7,732	$5,018	$4,072	$3,071	$—	$—	$49,136
2024 year-to-date gross charge-offs	$—	$43	$—	$—	$—	$—	$—	$—	$43
Consumer: Unsecured
Current	$1,654	$656	$211	$22	$16	$—	$835	$—	$3,394
Past due 30-89 days	—	—	2	—	—	—	2	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,654	$656	$213	$22	$16	$—	$837	$—	$3,398
2024 year-to-date gross charge-offs	$1,939	$12	$21	$—	$—	$1	$21	$—	$1,994
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
•The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30, 2025
	Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$—	0.00%	$443	0.18%
Agricultural
Agricultural mortgage	914	1.35%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	925	3.08%	—	0.00%
Total	$914		$925		$443

	Nine Months Ended September 30, 2025
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$19	0.01%	$—	0.00%	$3,087	1.26%	$1,006	0.41%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	—	0.00%	1,497	0.84%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	914	1.35%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	—	0.00%	925	3.08%	—	0.00%
Total	$19		$914		$5,509		$1,006

	Three Months Ended September 30, 2024
	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financial Receivable
Agricultural
Agricultural other	$181	0.60%
Total	$181

	Nine Months Ended September 30, 2024
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$1,926	0.88%	$11	0.01%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	823	0.48%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	1,305	1.95%	—	0.00%	—	0.00%
Agricultural other	181	0.60%	—	0.00%	—	0.00%	1,038	3.46%
Consumer
Secured - indirect	—	0.00%	—	0.00%	1	0.00%	—	0.00%
Total	$181		$4,054		$12		$1,038
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $79 and $43 in additional funds to be disbursed in connection with modified loans at September 30, 2025 and December 31, 2024, respectively, as displayed in the tables above.
The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the:

	Three Months Ended September 30
	2025		2024
	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction
Commercial and industrial
Secured	6 months	1.08	N/A
Agricultural
Agricultural mortgage	4 months	N/A	N/A
Agricultural other	N/A	0.50	0.50%

	Nine Months Ended September 30
	2025			2024
	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	10.00%	8.1 months	1.05	N/A	4 months	3.00
Commercial real estate
Commercial mortgage owner occupied	N/A	N/A	15.00	N/A	7 months	N/A
Agricultural
Agricultural mortgage	N/A	4 months	N/A	N/A	5 months	0.50
Agricultural other	N/A	N/A	0.50	0.50%	4 months	0.33
Consumer
Secured - indirect	N/A	N/A	N/A	N/A	N/A	1.33

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the past 12 months prior to:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$4,114	$—	$—	$—	$4,114
Commercial real estate
Commercial mortgage owner occupied	2,832	—	—	—	2,832
Agricultural
Agricultural mortgage	1,185	—	—	—	1,185
Agricultural other	925	—	—	—	925
Total	$9,056	$—	$—	$—	$9,056

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$1,937	$—	$—	$—	$1,937
Commercial real estate
Commercial mortgage owner occupied	823	—	—	—	823
Commercial mortgage multifamily	2,917	—	—	—	2,917
Agricultural
Agricultural mortgage	1,305	—	—	—	1,305
Agricultural other	1,219	—	—	—	1,219
Consumer
Secured - indirect	1	—	—	—	1
Total	$8,202	$—	$—	$—	$8,202
We had no loans that defaulted in each of the three and nine-month periods ended September 30, 2025 and 2024 which were modified within 12 months prior to the default date.
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
For a loan that does not share risk characteristics with other loans, an individual analysis is performed to measure an allowance. Loans in nonaccrual status over established dollar thresholds are individually evaluated for specific allocation of the allowance using the fair value of collateral, less costs to sell if foreclosure is probable, or the discounted cash flow method. We do not recognize interest income on loans in nonaccrual status. For loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding.
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
A summary of activity in the ACL for loans, excluding unfunded commitments, by portfolio segment and the recorded investment in loans by segments follows for the:

	Three Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977
Charge-offs	—	—	—	—	(175)	(175)
Recoveries	6	4	—	16	75	101
Provision for credit losses	29	102	1	107	7	246
September 30, 2025	$1,353	$5,383	$317	$4,796	$1,300	$13,149

	Nine Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	(72)	—	—	(1)	(664)	(737)
Recoveries	90	56	—	46	1,955	2,147
Reversal of credit losses	19	156	30	230	(1,591)	(1,156)
September 30, 2025	$1,353	$5,383	$317	$4,796	$1,300	$13,149

	Three Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
June 30, 2024	$1,264	$5,569	$258	$4,351	$1,653	$13,095
Charge-offs	—	—	—	—	(1,767)	(1,767)
Recoveries	6	318	—	20	64	408
Provision for credit losses	(46)	(710)	—	(40)	1,695	899
September 30, 2024	$1,224	$5,177	$258	$4,331	$1,645	$12,635

	Nine Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(336)	—	—	(10)	(2,139)	(2,485)
Recoveries	10	353	2	112	210	687
Provision for credit losses	582	(1,054)	(14)	(107)	1,918	1,325
September 30, 2024	$1,224	$5,177	$258	$4,331	$1,645	$12,635
The following table illustrates the two main components of the ACL as of:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
ACL
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	13,149	12,977	12,735	12,895	12,635
Total	$13,149	$12,977	$12,735	$12,895	$12,635
ACL to gross loans
Individually evaluated	0.00%	0.00%	0.00%	0.00%	0.00%
Collectively evaluated	0.92%	0.93%	0.93%	0.91%	0.89%
Total	0.92%	0.93%	0.93%	0.91%	0.89%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of:

	September 30, 2025		December 31, 2024
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	3,000	—	—	—
Agricultural	—	—	—	—
Residential real estate	426	—	254	—
Consumer	—	—	—	—
Total	$3,426	$—	$254	$—
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of September 30, 2025 include $3,426 in collateral dependent loans secured by commercial real estate and residential real estate of $3,000 and $426, respectively.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to three days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the:

	Three Months Ended September 30
	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$62,022	$52,700	3.17%	$56,051	$48,151	3.18%
Federal funds purchased	—	—	0.00%	—	—	0.00%
FRB Discount Window	—	—	0.00%	5,300	153	5.18%

	Nine Months Ended September 30
	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$62,022	$45,705	3.18%	$56,051	$43,140	3.17%
Federal funds purchased	—	7	5.43%	—	1	6.52%
FRB Discount Window	—	296	4.50%	5,300	56	5.21%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $87,641 and $67,539 at September 30, 2025 and December 31, 2024, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of:

	September 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$62,022	3.45%	$53,567	3.18%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2025	December 31 2024
Pledged to secure borrowed funds	$413,680	$395,286
Pledged to secure repurchase agreements	87,641	67,539
Pledged for public deposits and for other purposes necessary or required by law	68,847	86,162
Total	$570,168	$548,987
AFS securities pledged to repurchase agreements consisted of the following at:

	September 30 2025	December 31 2024
U.S. Treasury	$78,547	$57,271
Mortgage-backed securities	7,192	7,979
Collateralized mortgage obligations	1,902	2,289
Total	$87,641	$67,539

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2025, we had the ability to borrow up to an additional $384,555 without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate due 2025	$—	0.00%	$30,000	4.52%
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
The following table summarizes our outstanding subordinated notes as of:

	September 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(508)		(576)
Total subordinated debt, net	$29,492		$29,424
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
Earnings per common share have been computed based on the following for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Average number of common shares outstanding for basic calculation	7,357,977	7,454,097	7,385,813	7,475,571
Average potential effect of common shares in the RSP	13,675	19,087	13,628	16,833
Average number of common shares outstanding used to calculate diluted earnings per common share	7,371,652	7,473,184	7,399,441	7,492,404
Net income	$5,240	$3,281	$14,220	$9,893
Earnings per common share
Basic	$0.71	$0.44	$1.93	$1.32
Diluted	0.71	0.44	1.92	1.32

Note 6 – Capital Ratios and Shareholders' Equity
As of September 30, 2025 and December 31, 2024, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC's regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC's prompt corrective action regulations, as amended to reflect the changes under the Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categories. The following tables set forth these requirements and our ratios, both on a bank-only and on a consolidated basis, as of:

	September 30, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$187,258	12.26%	$106,874	7.00%	$99,240	6.50%
Consolidated	189,547	12.37%	107,266	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	187,258	12.26%	129,776	8.50%	122,142	8.00%
Consolidated	189,547	12.37%	130,251	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	201,078	13.17%	160,311	10.50%	152,677	10.00%
Consolidated	232,859	15.20%	160,898	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	187,258	8.63%	86,788	4.00%	108,486	5.00%
Consolidated	189,547	8.71%	87,019	4.00%	N/A	N/A

	December 31, 2024
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$172,589	11.53%	$104,783	7.00%	$97,299	6.50%
Consolidated	183,348	12.21%	105,136	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	172,589	11.53%	127,237	8.50%	119,753	8.00%
Consolidated	183,348	12.21%	127,665	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	185,997	12.43%	157,175	10.50%	149,691	10.00%
Consolidated	226,179	15.06%	157,703	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	172,589	8.36%	82,602	4.00%	103,252	5.00%
Consolidated	183,348	8.86%	82,803	4.00%	N/A	N/A
(1) "Well-capitalized" minimum common equity Tier 1 to risk-weighted and leverage ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At September 30, 2025, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Corporation’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2025			2024
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, July 1	$(13,990)	$(397)	$(14,387)	$(26,939)	$(697)	$(27,636)
OCI before reclassifications	5,030	—	5,030	13,081	—	13,081
Tax effect	(1,052)	—	(1,052)	(2,724)	—	(2,724)
OCI, net of tax	3,978	—	3,978	10,357	—	10,357
Balance, September 30	$(10,012)	$(397)	$(10,409)	$(16,582)	$(697)	$(17,279)

	Nine Months Ended September 30
	2025			2024
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, December 31	$(20,958)	$(397)	$(21,355)	$(25,199)	$(697)	$(25,896)
OCI before reclassifications	13,923	—	13,923	10,858	—	10,858
Tax effect	(2,977)	—	(2,977)	(2,241)	—	(2,241)
OCI, net of tax	10,946	—	10,946	8,617	—	8,617
Balance, September 30	$(10,012)	$(397)	$(10,409)	$(16,582)	$(697)	$(17,279)
Included in OCI for the three and nine-month periods ended September 30, 2025 and 2024 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2025			2024
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(64)	$5,094	$5,030	$109	$12,972	$13,081
Tax effect	—	(1,052)	(1,052)	—	(2,724)	(2,724)
Unrealized gains (losses), net of tax	$(64)	$4,042	$3,978	$109	$10,248	$10,357

	Nine Months Ended September 30
	2025			2024
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(279)	$14,202	$13,923	$186	$10,672	$10,858
Tax effect	—	(2,977)	(2,977)	—	(2,241)	(2,241)
Unrealized gains (losses), net of tax	$(279)	$11,225	$10,946	$186	$8,431	$8,617

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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of:

September 30, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$3,426	Real Estate	25%	25%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$254	Real Estate	20%	20%
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
The following table lists the quantitative information about OMSR fair value measurement as of:

September 30, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,164	Constant prepayment rate	7%
		Discount rate	11%

December 31, 2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,483	Constant prepayment rate	7%
		Discount rate	11%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$161,301	$161,301	$161,301	$—	$—
FHLB stock (1)	5,600	N/A	—	—	—
Mortgage loans HFS	737	737	—	737	—

Gross loans	1,431,905	1,395,921	—	—	1,395,921
Less allowance for credit losses	13,149	13,149	—	—	13,149
Net loans	1,418,756	1,382,772	—	—	1,382,772
Accrued interest receivable	8,901	8,901	8,901	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,520,804	1,520,804	1,520,804	—	—
Deposits with stated maturities	404,798	403,407	—	403,407	—
Short-term borrowings	62,022	59,196	—	59,196	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,492	28,417	—	28,417	—
Accrued interest payable	980	980	980	—	—

	December 31, 2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$24,542	$24,542	$24,542	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	242	247	—	247	—

Gross loans	1,423,571	1,363,883	—	—	1,363,883
Less allowance for credit losses	12,895	12,895	—	—	12,895
Net loans	1,410,676	1,350,988	—	—	1,350,988
Accrued interest receivable	8,085	8,085	8,085	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,359,469	1,359,469	1,359,469	—	—
Deposits with stated maturities	387,591	385,200	—	385,200	—
Short-term borrowings	53,567	53,503	—	53,503	—
FHLB advances	30,000	30,000	—	30,000	—
Subordinated debt, net of unamortized issuance costs	29,424	27,658	—	27,658	—
Accrued interest payable	1,051	1,051	1,051	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$206,041	$—	$206,041	$—	$220,571	$—	$220,571	$—
States and political subdivisions	71,102	—	71,102	—	76,568	—	76,568	—
Auction rate money market preferred	2,790	—	2,790	—	3,044	—	3,044	—
Mortgage-backed securities	23,397	—	23,397	—	26,886	—	26,886	—
Collateralized mortgage obligations	201,213	—	201,213	—	154,674	—	154,674	—
Corporate	7,427	—	7,427	—	7,286	—	7,286	—
Total AFS securities	511,970	—	511,970	—	489,029	—	489,029	—
Nonrecurring items
Collateral dependent (net of ACL)	3,426	—	—	3,426	254	—	—	254
OMSR	2,164	—	—	2,164	2,185	—	—	2,185
Foreclosed assets	1,018	—	—	1,018	544	—	—	544
Total	$518,578	$—	$511,970	$6,608	$492,012	$—	$489,029	$2,983
Percent of assets and liabilities measured at fair value		0.00%	98.73%	1.27%		0.00%	99.39%	0.61%
We recorded an impairment related to OMSR of $1 and $3 through earnings for the three and nine month periods ended September 30, 2025, respectively, and $21 for each of the three and nine month periods ended September 30, 2024. We recorded impairments related to foreclosed assets of $26 and $89 for three and nine month periods ended September 30, 2025, respectively. No impairments related to foreclosed assets were recorded for three and nine month periods ended September 30, 2024. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2025. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited periods covered by this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (this “Form 10-Q”). This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025 (the “2024 Annual Report on Form 10-K”) and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this Form 10-Q. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
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
•slower economic growth rates or potential recession in the United States and our market areas;
•the impacts related to or resulting from uncertainty in the banking industry as a whole;
•increased competition for deposits among traditional and nontraditional financial services companies, and related changes in deposit customer behavior;
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
•adverse changes in customer spending, borrowing, and savings habits;
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
We believe that, from time to time, these non-GAAP financial measures provide additional understanding of ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. However, there may be limits in the usefulness of these measures to investors. The way we calculate the non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q may differ from that of other companies reporting measures with similar names. Investors should understand how such other banking organizations calculate their financial measures similar to, or with names like, the non-GAAP financial measures we have discussed in this Quarterly Report on Form 10-Q when comparing such non-GAAP financial measures.
As a result, the non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names.
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

Executive Summary
Comparison of Operating Results for the three and nine months ended September 30, 2025, and 2024, unless otherwise noted
Net income in the third quarter of 2025 was $5,240, or $0.71 per diluted share, compared with $3,281, or $0.44 per diluted share, in the same quarter of 2024. Net income for the year-to-date period of 2025 was $14,220, or $1.92 per diluted share, compared with $9,893, or $1.32 per diluted share, in the same period of 2024.
Net interest income was $16,162 in the third quarter of 2025 and $14,488 in the same quarter of 2024, representing 3.15% and 2.96% of earning assets, or NIM on an FTE basis, respectively. The book yield from securities was 2.42% and 2.17% during the third quarters of 2025 and 2024, respectively. Our yield on loans expanded to 5.78% in the third quarter of 2025, up from 5.72% in the same quarter of 2024. The expansion in loan yields was a result of higher rates on new loans and variable rate commercial loans that continue to reprice. Our cost of interest-bearing liabilities in the third quarter of 2025 decreased to 2.25% from 2.42% in the third quarter of 2024 due to reductions to rates in the money market and certificate of deposit products. NIM is expected to continue to expand as assets reprice and the cost of interest-bearing liabilities stabilizes.
For the first nine months of 2025, net interest income was $45,816 compared with $41,280 in the same period of 2024. The comparison of NIM and yield on interest earning assets for the nine months ending September 30, 2025 were 3.12% and 4.80%, respectively, compared to 2.87% and 4.62%, respectively, for the same period in 2024. The yield on loans expanded to 5.75%, from 5.55%, and our cost of interest bearing liabilities decreased to 2.25% from 2.36% for the first nine months of 2025 and 2024, respectively. The explanations for the improvement in NIM are consistent with those provided in the year-over-year three month comparison above.
The provision for credit losses was a credit of $209 in the third quarter of 2025, which reflects a $172 increase in the ACL on loans, net charge offs totaling $74, and an increase in the reserve for unfunded commitments. The provision for loan losses in the same period of 2024 was $946 due to growth in core loans (non-GAAP), which excludes advances to mortgage brokers, unfunded commitments, and $1,767 in charge offs. The increase in charge offs was related to overdrawn deposit accounts from a single customer.
For the first nine months of 2025, the provision for credit losses was a credit of $997 compared to a provision of $1,508 in the same period of 2024. Recoveries totaled $2,147, of which $1,556 were related to the overdrawn deposit accounts from a single customer charged off during the third quarter of 2024. Credit quality remains strong with low levels of past due and nonaccrual loans and net charge offs. The Corporation continues to closely monitor credit quality in light of the continued economic uncertainty caused by, among other factors, the interest rate environment, employment data in recent periods, continued uncertainty regarding U.S. trade and tariff policy, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas. Accordingly, additional provisions for credit losses may be necessary in future periods.
Noninterest income for the three months ended September 30, 2025 and 2024 was $4,308 and $3,528, respectively. Service charges and fees increased $219 as a result of profitability initiatives designed to increase fee income. Wealth management fees grew $71 due to growth in assets under management throughout the year. Earnings on BOLI policies increased $216 over the prior year quarter due to new investments in a separate account BOLI, which was offset in part by a one-time expense of $120 due to restructuring charges. Other noninterest income includes a $163 gain on the redemption of a BOLI policy. For the first nine months of 2025, noninterest income was $11,522, compared to $10,604 in the same period of 2024. Service charges and fees, wealth management fees, earnings on BOLI policies, and other income increased $308, $147, $392, and $94, respectively. The reasons for the increase in noninterest income for the nine month comparison are the same as the three month comparison.
Noninterest expenses for the three-month period ended September 30, 2025 increased $757 in comparison to the same period in 2024. Compensation and benefit expenses increased $379 reflecting annual merit increases in 2025, incentives, and higher medical insurance claims compared to the third quarter of 2024. Other professional services increased $263 primarily due to a temporary increase in outsourced services. For the first nine months of 2025, noninterest expenses were $41,029, compared to $38,799 in the same period of 2024. Compensation and benefits increased $1,273 for the same reasons as the three month comparison. Other professional service fees increased $797 principally due to $173 of profitability initiative costs, $168 in legal fees related to our Nasdaq uplisting, and temporary increases in outsourced services. Offsetting these increases was a $407 decline in other losses, largely due to fraudulent related activity.
Income tax expense for the three months ended September 30, 2025 and 2024 was $1,036 and $561 and the ETR was 17% and 15%, respectively. The increase in the ETR was primarily due to a higher annual forecast of pretax income. Income tax expense for the first nine months of 2025 was $3,086, compared to $1,684 in the same period of 2024 and the ETR was 18% and 15%, respectively. The ETR in the first nine months of 2025 included a one-time tax expense totaling $166 due to the taxes owed from the lifetime earnings on BOLI policies that were surrendered during the first quarter of 2025. Excluding the one-

time charge, the ETR was 17% for the first nine months of 2025, which is higher than the prior year due to a higher annual forecast of pretax income.
Financial Condition (September 30, 2025 to December 31, 2024 comparison)
Total assets increased $173,413 to $2,259,654 as of September 30, 2025, primarily due to an increase of $127,465 in interest bearing cash, a $22,941 increase in AFS securities, and a $10,769 increase in BOLI policies.
Our AFS securities portfolio totaled $511,970 at September 30, 2025, increasing $22,941 at the end of third quarter 2025. The increase was driven by $62,148 in purchases, offset by amortization and maturities of $52,359. Net unrealized losses at September 30, 2025 totaled $12,564, or 2.40%, of the portfolio and improved during the quarter due to the treasury portfolio rapidly approaching maturity and an increase in bond prices.
Gross loans increased $8,334 to $1,431,905 as of September 30, 2025. While core loans (non-GAAP) grew $66,358, advances to mortgage brokers decreased $58,024 due to lower participation demand from our counterparty. Core loans (non-GAAP) grew $66,358, led by growth in the commercial and industrial and commercial real estate portfolios of $17,509 and $34,924, respectively. Residential mortgages increased $31,184 since year-end 2024 with $13,388 of growth in the third quarter as construction drawdowns and seasonal patterns occurred. Most residential originations were adjustable rate products, which are put on the balance sheet rather than sold in the secondary market. The consumer loan portfolio continues to slowly roll off amid decreasing demand, competition, and our adherence to credit quality standards.
The ACL was $13,149 at September 30, 2025, an increase of $254 from $12,895 at December 31, 2024. The increase is due to core loan growth (non-GAAP), offset by improvement in historical loss experience driven by the recovery of previously charged-off loans during the year. Nonaccrual loans were $3,443 as of September 30, 2025 compared to $282 at December 31, 2024. This increase relates to one commercial real estate loan. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.03% at September 30, 2025, compared to 0.40% at year-end 2024. Overall, credit quality remains strong.
BOLI assets were $45,651 at September 30, 2025, an increase of $10,769 from December 31, 2024. The growth was mostly driven by a $10,583 investment of new policies in a separate account product at the beginning of January. In the first half of 2025, we also surrendered and/or exchanged over $13,000 of existing general account policies and redeployed the funds into a separate account BOLI structure, which yields a higher rate compared to existing general account policies.
Total deposits increased $178,542 from December 31, 2024, to $1,925,602 at September 30, 2025. The growth was driven by demand and money market deposits. Approximately half of the $134,329 increase in money market deposits was driven by one customer with large deposits during the second and third quarters that are expected to be withdrawn by the customer by the end of the year. Consumer demand for retail certificates of deposit accounts continues based on the rate environment, resulting in a $17,207 increase in the balance during the first nine months of 2025.
Total equity was $227,420, or $30.94 per share, at September 30, 2025 compared to $210,276, or $28.32 per share, at year-end 2024. Our tangible book value per share (non-GAAP) was $24.37 as of September 30, 2025, compared to $21.82 on December 31, 2024. Net unrealized losses on AFS securities reduced tangible book value per share (non-GAAP) by $1.36 and $2.82 for the respective periods. Share repurchases totaled 122,502 during the first nine months of 2025 for a value of $3,259 at an average price of $26.60.
We continue to have robust liquidity levels and capital. As of September 30, 2025, we had $975,856 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.71%, Tier 1 risk-based capital was 12.37%, and Total risk-based capital was 15.20%.

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
Subsequent Events
We evaluated subsequent events after September 30, 2025 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. We determined that no subsequent events require financial statement recognition or disclosure between September 30, 2025 and the date our interim condensed consolidated financial statements were issued.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of, and for the:

	Three Months Ended					Nine Months Ended
	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024	September 30 2025	September 30 2024
PER SHARE
Basic earnings	$0.71	$0.68	$0.53	$0.54	$0.44	$1.93	$1.32
Diluted earnings	0.71	0.68	0.53	0.54	0.44	1.92	1.32
Dividends	0.28	0.28	0.28	0.28	0.28	0.84	0.84
Book value (1)	30.94	29.95	29.10	28.32	28.63	30.94	28.63
Tangible book value (1) (2)	24.37	23.39	22.58	21.82	22.14	24.37	22.14
Market price (1)	35.25	30.15	23.59	25.99	21.21	35.25	21.21
PERFORMANCE RATIOS
Return on average total assets	0.94%	0.96%	0.77%	0.76%	0.62%	0.89%	0.64%
Return on average shareholders' equity	9.28%	9.19%	7.48%	7.47%	6.26%	8.67%	6.47%
Return on average tangible shareholders' equity (2)	11.83%	11.78%	9.65%	9.66%	8.15%	11.12%	8.48%
Net interest margin yield (FTE)	3.15%	3.14%	3.06%	2.98%	2.96%	3.12%	2.87%
Efficiency ratio	67.51%	70.53%	71.73%	71.08%	72.30%	69.80%	73.65%
Gross loan to deposit ratio (1)	74.36%	75.57%	76.07%	81.48%	79.93%	74.36%	79.93%
Shareholders' equity to total assets (1)	10.06%	10.23%	10.25%	10.08%	10.11%	10.06%	10.11%
Tangible shareholders' equity to tangible assets (1) (2)	8.10%	8.17%	8.14%	7.95%	8.00%	8.10%	8.00%
FINANCIAL DATA (in millions)
Total assets (1)	$2,260	$2,156	$2,103	$2,086	$2,107	$2,260	$2,107
AFS securities (1)	512	501	513	489	507	512	507
Gross loans (1)	1,432	1,398	1,368	1,424	1,424	1,432	1,424
ACL (1)	13	13	13	13	13	13	13
Deposits (1)	1,926	1,849	1,798	1,747	1,782	1,926	1,782
Borrowed funds (1)	92	73	77	113	97	92	97
Shareholders' equity (1)	227	221	216	210	213	227	213
Wealth assets under management (1)	680	679	657	658	680	680	680
Net income	5	5	4	4	3	14	10
Interest income	25	23	23	23	23	71	67
Interest expense	9	8	8	9	9	25	26
Net interest income	16	15	15	15	14	46	41
Provision for (reversal of) credit losses	—	(1)	—	—	1	(1)	2
Noninterest income	4	4	4	4	4	12	11
Noninterest expenses	14	14	13	13	13	41	39
(1) At end of period.
(2) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.

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

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,409,928	$20,583	5.78%	$1,388,684	$19,832	5.71%	$1,403,810	$20,230	5.72%
AFS securities (2)	517,286	3,172	2.42%	534,352	3,210	2.38%	536,379	2,981	2.17%
FHLB stock	5,600	70	4.95%	5,600	125	8.94%	12,762	168	5.26%
Fed funds sold	186	2	4.35%	6	—	3.83%	4	—	5.36%
Other (3)	123,183	1,233	3.92%	20,487	253	4.92%	14,597	194	5.18%
Total interest earning assets	2,056,183	25,060	4.83%	1,949,129	23,420	4.81%	1,967,552	23,573	4.75%
NONEARNING ASSETS
Allowance for credit losses	(13,057)			(13,369)			(13,125)
Cash and demand deposits due from banks	25,591			22,026			25,903
Premises and equipment	28,313			28,306			27,868
Other assets	109,692			106,595			87,002
Total assets	$2,206,722			$2,092,687			$2,095,200
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$234,105	144	0.24%	$236,076	220	0.37%	$232,018	161	0.28%
Money market deposits	534,127	3,533	2.63%	449,110	2,857	2.55%	451,216	3,148	2.77%
Savings	289,442	560	0.77%	286,434	544	0.76%	274,828	423	0.61%
Certificates of deposit	399,781	3,775	3.75%	395,450	3,770	3.82%	375,936	3,899	4.13%
Short-term borrowings	52,700	441	3.32%	41,661	324	3.11%	48,304	384	3.17%
FHLB advances	—	—	—%	11,539	132	4.53%	40,435	571	5.52%
Subordinated debt, net of unamortized issuance costs	29,477	267	3.61%	29,455	266	3.61%	29,388	267	3.62%
Total interest bearing liabilities	1,539,632	8,720	2.25%	1,449,725	8,113	2.24%	1,452,125	8,853	2.42%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	428,144			409,262			418,973
Other liabilities	14,976			14,158			15,658
Shareholders’ equity	223,970			219,542			208,444
Total liabilities and shareholders’ equity	$2,206,722			$2,092,687			$2,095,200
Net interest income (FTE)		$16,340			$15,307			$14,720
Net yield on interest earning assets (FTE)			3.15%			3.14%			2.96%

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,389,936	$59,763	5.75%	$1,376,122	$57,150	5.55%
AFS securities (2)	522,049	9,210	2.34%	546,376	9,153	2.23%
FHLB stock	7,384	355	6.41%	12,762	472	4.93%
Fed funds sold	66	2	4.35%	6	—	5.35%
Other (3)	63,959	1,968	3.92%	17,941	750	5.49%
Total interest earning assets	1,983,394	71,298	4.80%	1,953,207	67,525	4.62%
NONEARNING ASSETS
Allowance for credit losses	(13,104)			(13,216)
Cash and demand deposits due from banks	23,844			24,623
Premises and equipment	28,195			27,962
Other assets	106,430			83,878
Total assets	$2,128,759			$2,076,454
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$236,989	606	0.34%	$238,703	542	0.30%
Money market deposits	481,571	9,319	2.59%	445,604	9,437	2.83%
Savings	287,425	1,642	0.76%	280,447	1,154	0.55%
Certificates of deposit	394,395	11,299	3.83%	366,672	10,974	4.00%
Short-term borrowings	46,008	1,106	3.21%	43,197	1,026	3.18%
FHLB advances	4,945	170	4.53%	37,883	1,597	5.54%
Subordinated debt, net of unamortized issuance costs	29,455	799	3.61%	29,365	799	3.63%
Total interest bearing liabilities	1,480,788	24,941	2.25%	1,441,871	25,529	2.36%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	413,568			414,179
Other liabilities	15,131			16,183
Shareholders’ equity	219,272			204,221
Total liabilities and shareholders’ equity	$2,128,759			$2,076,454
Net interest income (FTE)		$46,357			$41,996
Net yield on interest earning assets (FTE)			3.12%			2.87%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes average interest-bearing deposits with other banks, net of Federal Reserve daily cash letter.

Loans
The following table displays loan balances as of:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Commercial and industrial	$218,132	$207,719	$205,172	$200,623	$197,372	20.05%	11.64%
Commercial real estate	626,642	614,383	596,282	591,718	590,255	7.98%	7.87%
Advances to mortgage brokers	5,056	3,005	3,015	63,080	76,187	N/M	(122.65)%
Agricultural	97,794	96,842	94,359	99,694	96,794	3.93%	(2.54)%
Total commercial loans	947,624	921,949	898,828	955,115	960,608	11.14%	(1.05)%
Residential real estate	412,056	398,668	387,348	380,872	369,846	13.43%	10.92%
Consumer	72,225	76,896	81,548	87,584	93,829	(24.30)%	(23.38)%
Total	$1,431,905	$1,397,513	$1,367,724	$1,423,571	$1,424,283	9.84%	0.78%
The following table presents the composition of our commercial real estate portfolio by industry as of:

	September 30, 2025		December 31, 2024
	Balance	Percent of Total	Balance	Percent of Total
Residential
1-4 family investor	$91,307	14.57%	$86,736	14.66%
Multifamily	71,148	11.35%	61,033	10.31%
Real estate	171,139	27.31%	158,739	26.83%
Hotels	85,935	13.71%	83,756	14.15%
Health care	55,397	8.84%	50,083	8.46%
Retail trade	33,139	5.29%	35,063	5.93%
Manufacturing	19,129	3.05%	17,030	2.88%
Accommodation services	15,781	2.52%	16,804	2.84%
Construction	14,259	2.28%	12,825	2.17%
Educational services	10,727	1.71%	11,160	1.89%
Wholesale trade	11,262	1.80%	11,073	1.87%
Other	47,419	7.57%	47,416	8.01%
Total commercial real estate	$626,642	100.00%	$591,718	100.00%
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
Deposits
The following table displays deposit balances as of:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024	Annualized Growth % Quarter to Date	Annualized Growth % Year to Date
Noninterest bearing demand deposits	$421,027	$493,477	$404,194	$416,373	$421,493	(58.73)%	1.49%
Interest bearing demand deposits	248,666	223,376	243,939	237,548	228,902	45.29%	6.24%
Money market deposits	558,212	446,845	473,138	423,883	471,745	99.69%	42.25%
Savings	292,899	289,746	286,399	281,665	276,095	4.35%	5.32%
Certificates of deposit	404,798	395,932	390,239	387,591	383,597	8.96%	5.92%
Total	$1,925,602	$1,849,376	$1,797,909	$1,747,060	$1,781,832	16.49%	13.63%

Asset Quality Analysis
The following table outlines our asset quality analysis as of, and for the three-month periods ended:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
NONPERFORMING ASSETS
Commercial and industrial	$16	$17	$—	$—	$120
Commercial real estate	3,000	533	—	—	—
Agricultural	—	—	—	—	—
Residential real estate	427	614	173	282	427
Consumer	—	—	—	—	—
Total nonaccrual loans	3,443	1,164	173	282	547
Accruing loans past due 90 days or more	18	31	26	19	64
Total nonperforming loans	3,461	1,195	199	301	611
Foreclosed assets	1,018	667	649	544	546
Debt securities	—	—	—	—	12
Total nonperforming assets	$4,479	$1,862	$848	$845	$1,169
Nonperforming loans to gross loans	0.24%	0.09%	0.01%	0.02%	0.04%
Nonperforming assets to total assets	0.20%	0.09%	0.04%	0.04%	0.06%
Nonaccrual loans to gross loans	0.24%	0.08%	0.01%	0.02%	0.04%
ACL as a % of nonaccrual loans	381.91%	N/M	N/M	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$12,977	$12,735	$12,895	$12,635	$13,095
Charge-offs	175	390	172	299	1,767
Recoveries	101	1,822	224	197	408
Net loan charge-offs (recoveries)	74	(1,432)	(52)	102	1,359
(Reversal of) provision for credit losses - loans	246	(1,190)	(212)	362	899
Allowance at end of period	$13,149	$12,977	$12,735	$12,895	$12,635
ACL to gross loans	0.92%	0.93%	0.93%	0.91%	0.89%
Reserve for unfunded commitments	671	708	617	512	498
Provision for credit losses - unfunded commitments	(37)	91	105	14	47
Reserve to unfunded commitments	0.16%	0.16%	0.14%	0.15%	0.15%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$(6)	$68	$(80)	$13	$(6)
Commercial real estate	(4)	(50)	(2)	(2)	(318)
Agricultural	—	—	—	(4)	—
Residential real estate	(16)	(16)	(13)	(16)	(20)
Consumer	100	(1,434)	43	111	1,703
Total	$74	$(1,432)	$(52)	$102	$1,359
Net (recoveries) charge-offs (Quarter to Date annualized to average loans)	0.02%	(0.41)%	(0.02)%	0.03%	0.39%
Net (recoveries) charge-offs (Year to Date annualized to average loans)	(0.14)%	(0.22)%	(0.02)%	0.14%	0.17%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$500	$1,076	$5,555	$5,682	$2,226
Accruing loans past due 90 days or more	18	31	26	19	64
Total accruing past due loans	518	1,107	5,581	5,701	2,290
Nonaccrual loans	3,443	1,164	173	282	547
Total past due and nonaccrual loans	$3,961	$2,271	$5,754	$5,983	$2,837

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 36,809 shares or $1,031 of common stock during the first nine months of 2025, as compared to 61,560 shares or $1,190 of common stock during the same period in 2024. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $233 and $332 during the nine-month periods ended September 30, 2025 and 2024, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $45 during the first nine months of 2025, as compared to $71 during the same period in 2024.
We have publicly announced a common stock repurchase program. Pursuant to this repurchase program, we repurchased 122,502 shares or $3,259 of common stock during the first nine months of 2025 and 124,969 shares or $2,419 of common stock during the first nine months of 2024. As of September 30, 2025, we were authorized to repurchase up to an additional 495,727 shares of common stock under the repurchase program.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. At September 30, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth our consolidated capital ratios as of:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
Common equity tier 1 capital	12.37%	12.46%	12.58%	12.21%	12.08%
Tier 1 capital	12.37%	12.46%	12.58%	12.21%	12.08%
Total capital	15.20%	15.34%	15.50%	15.06%	14.90%
Tier 1 leverage	8.71%	9.04%	8.96%	8.86%	8.77%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $487,212, or 21.56% of assets, as of September 30, 2025, compared to $330,876, or 15.86%, as of December 31, 2024. The increase in the amount and percentage of primary liquidity is a direct result of an increase in cash, driven by deposit growth. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2025, we had available lines of credit of $384,555.
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

Our liquidity position remained strong at September 30, 2025, which is illustrated in the following table:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
Total cash and cash equivalents	$161,301	$108,554	$69,179	$24,542	$27,378
Brokered CD capacity	130,000	120,000	120,000	120,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	257,288	249,890	250,884	215,432	233,552
FRB Discount Window	29,267	29,084	28,940	28,698	28,888
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	384,555	376,974	377,824	342,130	360,440
Unencumbered lendable value of FRB collateral, estimated (1)	300,000	320,000	340,000	290,000	290,000
Total cash and liquidity	$975,856	$925,528	$907,003	$776,672	$797,818

Uninsured deposits	$726,514	$726,240	$687,341	$645,764	$687,990
Coverage ratio of uninsured deposits with total cash and liquidity	134%	127%	132%	120%	116%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $230,000 as of September 30, 2025.
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
Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of:

		September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
Gross loans		$1,431,905	$1,397,513	$1,367,724	$1,423,571	$1,424,283
Advances to mortgage brokers		5,056	3,005	3,015	63,080	76,187
Core loans		$1,426,849	$1,394,508	$1,364,709	$1,360,491	$1,348,096

Total shareholders’ equity		$227,420	$220,500	$215,556	$210,276	$212,985
Goodwill and other intangible assets		48,282	48,282	48,282	48,283	48,283
Tangible equity	(A)	179,138	172,218	167,274	161,993	164,702

Common shares outstanding (1)	(B)	7,350,567	7,361,684	7,408,010	7,424,893	7,438,720
Tangible book value per share	(A/B)	$24.37	$23.39	$22.58	$21.82	$22.14
(1) Whole shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Interest Rate Sensitivity and Market Risk” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
During 2025, the Corporation identified and added the following risk factor. This risk factor should be considered when reviewing the risk factors previously disclosed by the Corporation under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K.
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
The following table provides information for the three-month period ended September 30, 2025, with respect to the Corporation's share repurchase activity:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
June 30, 2025				514,823
July 1 - 31	5,953	$30.91	5,953	508,870
August 1 - 31	2,757	32.64	2,757	506,113
September 1 - 30	10,386	32.45	10,386	495,727
September 30, 2025	19,096	$32.00	19,096	495,727
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended September 30, 2025, none of the Corporation’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.
Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

3.1	Amended Articles of Incorporation (1)
3.2	Amendment to the Articles of Incorporation (2)
3.3	Amendment to the Articles of Incorporation (3)
3.4	Amendment to the Articles of Incorporation (4)
3.5	Amendment to the Articles of Incorporation (5)
3.6	Second Amended and Restated Bylaws, as amended on September 24, 2025 (6)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.1*	101.INS (Inline XBRL Instance Document)
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

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed September 30, 2025, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation

Date:	November 10, 2025	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	/s/ Neil M. McDonnell
Neil M. McDonnell
Isabella Bank President and Interim Chief Financial Officer
(Principal Financial Officer)