Form 10-K
period 2025-12-31
ISABELLA BANK CORP
filed 2026-03-13
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (989) 772-9471
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	ISBA	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $217,706,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,330,036 as of March 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 2026 are incorporated by reference into Part III of this Form 10-K. The Isabella Bank Corporation Proxy Statement will be mailed on or before March 23, 2026.

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	FRB: Board of Governors of the Federal Reserve System
AFS: Available-for-sale	Freddie Mac: Federal Home Loan Mortgage Corporation
ALCO: Asset-Liability Committee	FTE: Fully taxable equivalent
ALLL: Allowance for loan and lease losses	GAAP: U.S. generally accepted accounting principles
AOCI: Accumulated other comprehensive income	HFI: Held-for-investment
ASC: FASB Accounting Standards Codification	HFS: Held-for-sale
ASU: FASB Accounting Standards Update	IRR: Interest rate risk
ATM: Automated teller machine	IT: Information Technology
AUM: Assets under management	N/A: Not applicable
BHC Act: Bank Holding Company Act of 1956	N/M: Not meaningful
Board: Board of Directors of Isabella Bank Corporation	Nasdaq: Nasdaq Stock Market Index
BOLI: Bank-owned life insurance	NAV: Net asset value
CECL: Current expected credit losses	NIM: Net interest margin
CFPB: Consumer Financial Protection Bureau	NSF: Non-sufficient funds
CIK: Central Index Key	OCI: Other comprehensive income (loss)
DIF: Deposit Insurance Fund	OMSR: Originated mortgage servicing rights
DIFS: Michigan Department of Insurance and Financial Services	PCAOB: Public Company Accounting Oversight Board
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	Rabbi Trust: A trust established to fund our Directors Plan
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
ETR: Effective tax rate	SEC: U.S. Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SOX: Sarbanes-Oxley Act of 2002
FDIC: Federal Deposit Insurance Corporation	XBRL: eXtensible Business Reporting Language
FFIEC: Federal Financial Institutions Examinations Council	Yield Curve: U.S. Treasury Yield Curve
FHLB: Federal Home Loan Bank of Chicago

Forward-Looking Statements
This Annual Report on Form 10-K contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•uncertainty or perceived instability in the banking industry as a whole;
•increased competition for deposits among traditional and nontraditional financial services companies, and related changes in deposit customer behavior;
•the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the labor market, the economy as a whole, and credit quality;
•risks associated with concentrations of our business in market areas, loans secured by real estate and public funds deposits as a percentage of total deposits;
•adverse changes in customer demand, spending, borrowing, and savings habits;
•risks associated with our commercial loan portfolio and agricultural loan portfolio;
•risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts;
•our ability to keep pace with technological change or difficulties we may experience when implementing new technologies;
•cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber attack;
•costs and effects of litigation, investigations or similar matters to which we may be subject;
•natural disasters, severe weather, acts of god, acts of war or terrorism, domestic civil unrest, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of in the policies of the current U.S. presidential administration or Congress;
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
•changes in accounting principles and standards, including those related to loan loss recognition under the CECL methodology;

•changes in the laws, rules, regulations, interpretations or policies that apply to the Corporation’s business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, which could cause the Corporation to incur additional costs and adversely affect the Corporation’s business environment, operations, and financial results; and
•our ability to navigate the uncertain impacts of current and future governmental monetary and fiscal policies, including the current and future policies of the Board of Governors of the FRB and as a result of initiatives of the Trump administration.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K, including the risk factors. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions, and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law.

PART I
Item 1. Business.
General
Isabella Bank Corporation is a registered financial holding company registered under the BHC Act. The Corporation was incorporated in September 1988 under Michigan law. The Corporation’s wholly owned subsidiary, Isabella Bank, has 31 offices located throughout Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
As used in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
The Bank is a community bank with a focus on providing high quality, personalized service at a fair price. We offer a broad array of banking and wealth management services to businesses, institutions, individuals, and their families. We compete with other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, retail brokerage firms, and other companies providing financial services.
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
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, and ATMs. We also offer full-service investment management, trust, and estate services.
Competition
The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional, and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, third-party payment processors, financial technology companies, and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry.
Human Capital Resources
As of December 31, 2025, we had 362 full-time equivalent employees, consisting of 341 full-time employees and 38 part-time employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs and management considers its employee relations to be satisfactory.
Available Information
Our SEC filings (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and amendments to those reports) are available through our website (www.isabellabank.com). We will provide paper copies of our SEC reports free of charge upon request by a shareholder as soon as reasonably practicable after filing or furnishing such reports with the SEC. The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.
The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding Isabella Bank Corporation (CIK #0000842517) and other issuers.

Supervision and Regulation
The following is a general summary of the material aspects of certain statutes and regulations that are applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business or our revenues.
General
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the FRB, the FDIC, the DIFS, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.
Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, our depositors, and the public, rather than our shareholders.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Corporation and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Capital Requirements. We and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the regulators may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
We and the Bank are subject to the following risk-based capital ratios: a Common Equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%. In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.
The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the FRB. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. To be well-capitalized, the Bank must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The FRB has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the FRB’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Corporation, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. Also, the FRB may require bank holding companies, including the Corporation to maintain capital ratios substantially in excess of mandated minimum levels depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Corporation’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
As of December 31, 2025, the Corporation’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Corporation and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Note 9 – Capital Ratios and Shareholders’ Equity” and “Note 14 – Off-Balance-Sheet Activities, Commitments and Other Matters” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Community Bank Leverage Ratio. On September 17, 2019, the federal banking agencies jointly finalized a rule effective as of January 1, 2020 and intended to simplify the regulatory capital requirements described above for qualifying community banking organizations (“QCBO”) that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a QCBO opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a QCBO must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.
Although the Corporation and the Bank are QCBOs, the Corporation and the Bank have currently not elected to opt in to the CBLR framework at this time and will continue to follow the capital requirements under the Basel III Capital Rules as described above.

The Corporation
We are a financial holding company and, as such, are registered with, and subject to regulation by, the FRB under the BHC Act. Under the BHC Act, we are subject to reporting requirements, inspections, and audits. Federal law also subjects bank holding companies, such as the Corporation, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements.
Source of Strength. Under FRB policy, bank holding companies are expected to act as a source of financial strength to their bank subsidiaries and to commit resources to support those subsidiaries. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. This support may be required by the FRB at times when, in the absence of such FRB policy, it would not otherwise be required to provide support.
Activity Limitations. Bank holding companies are generally restricted to engaging in the business of banking, managing, or controlling banks and certain other activities determined by the FRB to be closely related to banking. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system without prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments. The Corporation has elected to be a financial holding company.
In order for the Corporation to maintain financial holding company status, the Bank must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines. If the Corporation or the Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of the Bank. The Bank was categorized as “well-capitalized” and “well-managed” as of December 31, 2025.
Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.
Acquisitions. The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Michigan or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the FRB under the BHC Act. In acting on such applications, the FRB must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act of 1977, as amended (“CRA”).
Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Change in Control Limitations. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the FRB before acquiring control of any bank holding company, such as the Corporation, or to the appropriate regulator before acquiring control of any FDIC-insured bank, such as the Bank. Upon receipt of such notice, the regulator may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Corporation may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Dividends. The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank may pay. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding six months (in the case of quarterly or semi-annual dividends) or the preceding two consecutive six month periods (in the case of annual dividends). In addition, as a member of the FRB, the Bank is required to obtain the prior approval of the FRB for the declaration or payment of a dividend if the total of all dividends declared in any year will exceed the total of (a) the Bank’s retained net income (as defined by federal regulation) for that year, plus (b) the Bank’s retained net income for the preceding two years
The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to keep adequate capital in compliance with regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.
The FRB and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. The FRB has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Additionally, the FRB requires a bank holding company to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.
Repurchase or Redemption of Shares. A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its own then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10.0% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for bank holding companies that meet certain “well-capitalized” and “well-managed” standards and are not the subject of any unresolved supervisory issue.
Isabella Bank
The Bank is supervised and regulated by DIFS and the FRB. These agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, and the safety and soundness of banking practices.
FDIC Insurance Assessments and Depositor Preference. The Bank’s deposits are insured up to applicable limits by the FDIC’s DIF and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC assesses insurance premiums based upon a financial ratios method that takes into account asset and capital levels and supervisory ratings.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apply to guarantees of capital plans under the FDICIA.
DIF Assessments. Under Michigan law, if the capital of a Michigan state chartered bank has become impaired by losses or otherwise, the Commissioner of the DIFS may require that the deficiency in capital be met by assessment upon the bank’s shareholders. Each shareholder would be responsible for a pro rata share of the deficiency, based on the amount of capital stock held by each shareholder. If an assessment is not paid by any shareholder within 30 days of the date of notice to the shareholder, sale of their stock will occur in order to pay such assessment.
Insider and Affiliate Transactions. Banking laws and regulations restrict transactions by insured banks owned by a bank holding company. These restrictions include loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company. Generally, these covered transactions with either the Corporation or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Corporation and all of its non-bank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Corporation or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Corporation or any affiliate are required to be on an arm’s length basis. Additional restrictions apply to principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), or acceptance of such shares or securities as collateral security for loans to any borrower.
Safety and Soundness Standards. The Federal Deposit Insurance Act (“FDI Act”) requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Anti-Money Laundering and OFAC. The bank is subject to a number of financial recordkeeping and anti-money laundering laws and regulations including the Bank Secrecy Act of 1970 and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as well as similar rules and guidelines implemented and enforced by the Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the FFIEC. These laws and regulations require the bank to take certain steps to prevent the use of the bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds. These regulations include FinCEN’s Customer Due Diligence Requirements for Financial Institutions, which is designed to identify and verify the identity of natural persons (known as beneficial owners) of legal entity customers who own, control and profit from companies when those companies open accounts.
The Office of Foreign Assets Control (“OFAC”), is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if the Bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.
Anti-Tying Restrictions. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (i) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (ii) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the FRB to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
Community Reinvestment Act. The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FRB’s assessment of the Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the FRB. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The revised CRA regulations have been subject to an injunction since March 29, 2024. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit.
Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyber attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.
In November 2021, the federal banking agencies approved a final rule that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident”, among other things, the rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.
Consumer Laws and Regulations. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and other consumer protection laws and to various federal statutes, including provisions of the Gramm Leach-Bliley Act aimed at protecting the privacy of consumer financial information, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the FDI Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.
A number of consumer protection laws were implemented following the 2008 recession, including the Dodd-Frank Act. The Dodd-Frank Act created the CFPB, which was given the power to issue and enforce certain consumer protection laws. The CFPB has issued a number of consumer protection regulations, including regulations that impact residential mortgage lending and servicing.
Impact of Monetary Policies
The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recessions and respond to inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments, and deposits and also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon our future business and earnings cannot be predicted.
Future Legislation and Regulation
Various other legislative and regulatory initiatives, including proposals to overhaul the bank regulatory system, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such future legislation regarding financial institutions may change banking statutes and our operating environment in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among organizations within the industry. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or results of operations.
Item 1A. Risk Factors.
An investment in our common stock is subject to risks and uncertainties. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
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
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of non-payment, risks resulting from uncertainties as to the future value of collateral, and risks resulting from changes in economic and industry conditions and increases in inflation and interest rates. The credit quality of our loan portfolio can be influenced by several factors, including changes in economic conditions, the financial health of borrowers, industry-specific risks, and local market conditions. A downturn in the local or national economy could lead to higher unemployment rates, reduced consumer spending, and lower demand for credit, which in turn could increase the risk of loan defaults and charge-offs. Changes in the economy can also cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values can cause us to be unable to collect the full value of loans we make. In addition, increases in interest rates and inflation increase costs and decrease profits, reducing the ability of borrowers to make payments on loans. Even in stable economic environments, we may experience higher-than-expected loan delinquencies or defaults, which could lead to increased provisions for credit losses and adversely impact our profitability and capital.
To manage the credit risk arising from lending activities, we maintain sound underwriting policies and procedures. We continuously monitor asset quality to determine the appropriateness of valuation allowances. However, there is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending.
Credit losses could increase, and the allowance may not be adequate to cover actual credit losses.
We maintain an ACL to reserve for estimated expected credit losses within our loan portfolio. The level of the ACL reflects our evaluation of industry concentrations; specific credit risks; loan loss experience; loan portfolio quality; and economic, political, and regulatory conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires management to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Deterioration in general economic conditions and unforeseen risks affecting clients may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the ACL may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Although management believes the ACL is appropriate to absorb probable losses within the loan portfolio, this allowance may not be adequate. Maintaining the adequacy of our ACL may require that we make significant and unanticipated increases the allowance, which would result in an expense for the period, thereby reducing the amount of reported net income, which may also adversely affect capital.
In addition, federal banking regulators, as an integral part of their respective supervisory functions, periodically review our ACL. The bank regulatory agencies may require us to change classifications or grades on loans, increase the ACL with large provisions for credit losses, and recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the ACL required by these regulatory agencies could have a negative effect on our results of operations and financial condition.
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
As a financial institution, our earnings and cash flows are largely dependent upon our ability to generate net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. As interest rates change, net interest income is affected. Interest rate risk results from the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets, such as loans and securities, and its interest bearing liabilities, such as deposits and borrowed funds.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, changes in monetary policy, demand for loans, securities and deposits, policies of various governmental and regulatory agencies, and a change over time in the mix of our loans and investment securities as well as our deposits and other liabilities. Sustained low levels of market interest rates, as experienced prior to 2022, would place downward pressure on our net interest margins and, therefore, on our earnings. Conversely, increases in interest rates, though they could increase our interest margins absent a commensurate rise in our cost of funds, also have the potential to affect borrowers’ ability to repay, particularly for the small and medium sized businesses to which we lend, subjecting us to potential loan losses. This effect could be exacerbated by an inflationary environment. We monitor the potential effects of changes in interest rates through simulations and gap analyses. To help mitigate the effects of changes in interest rates, we make significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.
The value of our investment securities portfolio may be negatively impacted by fluctuations in the market, including credit deterioration of the issuers of individual securities.
Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in our investment securities portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates, continued instability in the capital markets, and lack of liquidity or marketability. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition, and prospects.
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
Liquidity risk is the risk to earnings or capital arising from our inability to meet obligations, such as deposit withdrawals, loan disbursements, and other operating costs, when they come due without incurring unacceptable and significant costs. Liquidity risk includes the inability to manage unplanned changes in funding sources, or failure to address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. Retail deposits, cash, and unencumbered AFS securities are our primary sources of liquidity, supplemented by alternative and wholesale funding sources. In addition, from time to time, we borrow from the FHLB. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as the FHLB, advances, access to the FRB discount window, and the issuance of additional equity securities and/or debt. Our ability to manage liquidity will be hindered if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we rely too heavily on more expensive funding sources to support future growth, our operating margins and profitability would be adversely affected. Furthermore, if the Corporation is unable to raise adequate funds through external sources, the Corporation may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Corporation and have an adverse effect on our business, financial condition, and results of operations.
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
The Corporation is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. The Corporation depends on dividends, distributions, and other payments from its banking and non-banking subsidiaries to fund dividend payments on its common stock, debt service of subordinated borrowings, fund stock repurchase program, and to fund strategic initiatives or other obligations. The Bank is not obligated to pay dividends to us. Furthermore, the Corporation’s subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Corporation based on assertion that certain payments from subsidiaries are considered an unsafe or unsound practice, which could impede our access to funds that we may need to make payments on our obligations or dividend payments, if and when declared from time to time by our Board in its sole discretion out of funds legally available for that purpose.
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
Wholesale funding sources may prove insufficient to replace deposits, support operations, and future growth.
We must maintain sufficient funds to respond to the needs of customers. To manage liquidity, we use several wholesale funding sources in addition to core deposit growth, loan repayments, and maturities of loans and securities. These sources include FHLB and FRB advances, proceeds from the sale of securities, and loans and liquidity resources at the holding company. At times, the cost of these funds can exceed the cost of core deposits in our market area as well as digital deposits, which could have a material adverse effect on our net interest income margins. Wholesale funding is subject to certain practical limits such as the FHLB’s maximum borrowing capacity and our liquidity targets. Our maximum borrowing capacity from the FHLB is based on the amount and fair market value and face amount, respectively, of commercial loans and securities we can pledge. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. Additionally, we are required to establish limits on certain types of deposits including brokered deposits and listing service deposits, as well as total wholesale funding sources. If we reach these limits, future asset growth may be reduced or halted. If we are unable to access any of these types of funding sources or if our costs related to them increase, our liquidity and ability to support demand for loans could be materially adversely affected. If we were not able to replace such wholesale funding, we may have to liquidate loans, which may be at losses that would have a material adverse effect on our capital, our business, and your investment in the Corporation.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Our future growth will largely depend on our ability to maintain and grow our deposit base and our ability to retain our trust clients, who provide deposits. In the current environment of elevated interest rates, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which may negatively impact our net interest margin. Additionally, negative news about the Corporation or the Bank, or the banking industry in general, could negatively impact market and/or customer perceptions of the Corporation and the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. In general, deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if deposits are lost and we are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income, net interest margin, and net income.
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
The secondary mortgage markets are impacted by interest rates and investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate in the future. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes, change loan portfolio composition, and reduce operating results. Secondary markets are affected by Fannie Mae, Freddie Mac, and Ginny Mae for loan purchases that meet their conforming loan requirements. These agencies could limit purchases of conforming loans due to capital constraints, changes in conforming loan criteria, or other factors. Proposals to reform mortgage finance could affect the role of these agencies and the market for conforming loans.
OPERATIONAL AND REPUTATIONAL RISKS
Operational risks could lead to financial loss, litigation, and reputation risk.
Like most financial institutions, we are exposed to many types of operational risk. Operational risk is the risk of loss resulting from failed or inadequate internal processes, people, and systems or from external events. Errors or lapses in internal controls could result in financial loss, regulatory violations, or reputational damage. Our dependence upon automated systems may further increase the risk that system errors will result in losses that are difficult to detect. Operational risks may also arise from employee misconduct, including fraud or theft. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not always be effective. These factors may lead to reputation risk and transaction risk.
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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or other means could severely harm the Corporation’s business.
See Item 1C. Cybersecurity.
Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. are increasingly adopting or revising privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level. Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions, or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
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
The Bank’s risk management framework seeks to mitigate risk and loss by ensuring a culture of risk management is integrated throughout the Bank’s operational processes, strategic planning, and business lines. The Bank has established policies and procedures intended to identify, measure, monitor, report, and manage risk. This includes oversight of compliance, credit, legal, liquidity, market, operational, strategic, reputational, and wealth risk. If our risk management framework proves ineffective, we could incur losses, regulatory penalties, and reputational damage that may affect our financial condition or results of operations.
Impairment of goodwill could result in a negative impact on our results of operations.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or the occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, require performance of a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. Our most recent impairment test indicated that the estimated fair value of our sole reporting unit “Isabella Bank” exceeded the carrying value. In a future assessment, we could conclude that all or a portion of our goodwill is impaired, which would result in a non-cash charge to earnings.

STRATEGY AND EXTERNAL RISKS
Deterioration in national, state, and local economic conditions may adversely affect our financial performance.
The results of operations for financial institutions, including our Bank, may be adversely affected by changes in local, state, and national economic conditions. We provide banking and financial services to individuals and businesses located primarily in the Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, international or domestic occurrences, a health crisis, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
An economic downturn in the state, national, or global markets could also negatively impact our financial condition and results of our operations. Broader economic and geopolitical developments, including global trade tensions, political instability, and natural disasters, can create volatility in financial markets and affect the economic outlook. A significant decline in U.S. GDP, rising inflation, or prolonged high unemployment rates could reduce demand for loans, increase credit risk, and reduce consumer confidence. Geopolitical events, such as trade wars or foreign conflicts, can disrupt markets and introduce volatility, which may indirectly affect our operations by influencing local economic conditions, interest rates, and the availability of capital.
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
Our wealth management operations present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market and interest rate volatility that may have a significant adverse effect on transaction fees, client activity, and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management operations. In addition, our wealth management operations are dependent on our financial advisors, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated because of trading, clearing, counterparties and other relationships. Further, when volatility, market events or similar issues affect a subset of financial institutions, or when there are news reports or high-profile incidents relating to trends, concerns, and other issues in the banking industry, the ramifications can affect the sector, regardless of the effect, or lack thereof, on any specific institution. We have exposure to different industries and counterparties through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Future events of this nature could have an adverse effect on our business, financial condition, and results of operations.
Expansion, growth, and acquisitions could negatively impact earnings if not successful.
We may grow organically both by geographic expansion and through business line expansion, as well as through acquisitions of banks and non-bank financial services companies within or outside our principal market areas. We regularly identify and explore specific acquisition opportunities as part of our ongoing business practices. However, we have no current arrangements, understandings, or agreements to make any material acquisitions. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.
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
The financial services industry is undergoing rapid technological change which includes the frequent introduction of new technology-driven products and services, including those based on artificial intelligence. The effective use of technology increases efficiency and enables financial institutions to better serve customers. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional operational efficiencies.
The introduction of new products and services can entail significant time and resources. Our failure to manage risks and uncertainties associated with new products and services exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships, and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our customers. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Emerging technologies, such as artificial intelligence, may further increase the risk of a cyber-attack. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, cyber attack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation.

LEGAL, REGULATORY, AND COMPLIANCE RISKS
We are subject to extensive government regulation and supervision, and any regulatory changes may adversely affect us.
As a federally insured financial institution, we are subject to regulation and oversight by various regulatory bodies including the FDIC, DIFS, FRB, SEC, and the CFPB. Federal and state laws and regulations are designed primarily to protect the deposit insurance fund, consumers, and the stability of the U.S. financial system, and not necessarily our shareholders. If we do not appropriately comply with regulations, the Bank may be subject to fines, penalties or judgments, or material regulatory restrictions in its business.
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
The obligations associated with being a public company require significant resources and management attention.
We expect to incur incremental costs related to operating as a public company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB, and Nasdaq, each of which imposes additional reporting and other obligations. We expect these rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.
Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.
Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. In addition, as opportunities arise, we may continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.
The FRB may require the Corporation to commit capital resources to support the Bank.
The Dodd-Frank Act and the FRB require a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Accordingly, a capital injection may be required to provide financial assistance to the Bank if it experiences financial distress. Such capital injection may be required at times when the Corporation may not have the resources to provide and therefore may be required to borrow the funds or raise capital to make the required capital injection. Any borrowing by the Corporation in order to make the required capital injection may be more difficult and expensive and may adversely impact the Corporation’s financial condition, results of operations and/or future prospects.

Legal and regulatory proceedings could adversely affect us or the financial services industry in general.
We may be subject to various legal and regulatory proceedings in the future. Actions by regulatory agencies or significant litigation against us could require significant time and resources to respond to those actions and may lead to penalties. Whether the claims and legal action related to our performance are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant liability, adversely affect reputation, and reduce demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, financial condition, and results of operations.
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
Pandemics, severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Such events may have a particularly negative impact upon the business of customers who are engaged in the hospitality industry in our markets, which could have a direct negative impact on our business and results of operations. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the way we conduct our business activities. We have developed and tested disaster recovery plans for all significant aspects of our operations to minimize disruption.
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
Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense, and we may not be able to hire or retain the key personnel. The unexpected loss of key personnel could have an adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding a qualified replacement.
An active public trading market may not be sustained.
We completed the uplisting of the Corporation’s common stock from the OTCQX market to the Nasdaq Capital Market on May 12, 2025. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price, or at all. Consequently, you may not be able to sell your shares of our common stock at or above an attractive price at the time that you would like to sell.
The market price of our common stock could be volatile and may fluctuate significantly, which could cause the value of an investment in our common stock to decline, result in losses to our shareholders and litigation against us.
The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits. Despite unsuccessful, as in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business, which could adversely affect our results of operation and financial condition.
Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.
We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing additional shares of our common stock. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
An investment in our common stock is not a bank deposit and is not insured against loss or guaranteed by the FDIC, any deposit insurance fund, or by any other public or private entity. As a result, you could lose some or all of your investment.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk
As a financial institution, we may be the target of a security breach due to a cybersecurity attack. While we have not encountered a cybersecurity incident that has materially impacted our operations or financial results, a security breach due to a cyber attack in the future could result in a material impact to us, our customers, and our third-party vendors. The risk of such event could increase in the future due to the expansion of mobile banking and other internet-based product offerings, our use of internet-based services for internal and external purposes, acquisition and integration of new products and other offerings, increased use of third-party software solutions, and the growing customer reliance on mobile devices.
Cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Techniques used in cyber attacks evolve frequently, are increasingly sophisticated, and may not be recognized until launched. Cyber attacks can originate from a wide variety of sources, including both internal and external sources, cyber criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to broadly disrupt the operations of financial institutions. We may be unable to fully prevent cyber attacks due to the inability to anticipate, detect, or recognize threats to our systems, or to implement effective preventative measures against all breaches. In addition, we do not have control over the cybersecurity of the systems of our customers, counterparty, and third-party service providers.
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
Should we, or the third parties we do business with, fall victim to successful cyber attacks or experience other cybersecurity incidents, the result could include negative consequences. Such consequences could include, but are not limited to: significant disruption of our operations and those with whom we do business, including losing access to important business systems; misappropriation of confidential information related to customers, counterparties, employees, or other parties; severe damage to our reputation; the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated, or destroyed, or the inability to prevent systems from processing fraudulent transactions; violations of applicable privacy and other laws; financial loss to us or our customers, counterparties, or employees; exposure to the risk of litigation, regulation, and other liability, which may include fines or other penalties and increased cybersecurity or other insurance premiums. The extent of a particular cyber attack and the steps we must take to investigate and respond to it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed.
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
Risk Management
Cybersecurity threats are assessed, identified, and managed within our Enterprise Risk Management Framework. We use a multi-layered approach to effectively manage risk. This approach includes, but is not limited to: (1) employees who are responsible for and manage risk; (2) employees and systems that oversee, monitor, and report risk; and (3) independent assurance, evaluation, and oversight of risk management activities.
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
We employ Information Technology staff to analyze and protect our network infrastructure. Members of our IT staff have relevant training and education in computer networks and systems, information security and intelligence, and hold industry certifications related to network security, enterprise IT governance, and risk and information systems control. In addition, our employees network with peer banks, participate in industry groups, and attend ongoing training to stay abreast of cybersecurity threats and best practices.

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
The Board Risk Committee assists the Board in fulfilling its responsibilities related to the oversight of the Bank’s     Enterprise Risk Management Framework. The Board Risk Committee oversees executive management’s design, implementation, and maintenance of an effective risk management program to ensure compliance with laws and regulations, and operation within the parameters established in the Bank’s risk appetite statement. This includes a review of the cybersecurity dashboard which summarizes key risk indicators and identifies emerging risks.
The Board Risk Committee provides a verbal risk report and meeting minutes to the Board periodically. In addition, the full Board reviews the Risk Management processes and results, and the Board’s Audit Committee tracks any corrective actions identified in the Internal Audit process. Cybersecurity incidents are escalated to the Board in a timely manner using the processes defined within the Bank’s Incident Response Plan.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 29 branches, two operations centers, and vacant land. We also lease property in Saginaw, Michigan, which serves as a full-service branch, and Bay City, Michigan, which serves as a loan and wealth office. We continually monitor and assess the need for expansion and/or improvement of all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(Dollars in thousands except per share amounts)
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,330,036 shares are issued and outstanding as of March 12, 2026. As of that date, there were 2,431 shareholders of record.
Beginning with the opening of trading on Monday, May 12, 2025, our shares of common stock were listed for trading on the Nasdaq Capital Market under our current symbol, “ISBA.”
The following table sets forth the cash dividends paid for the quarters indicated:

	Per Share
	2025	2024
First Quarter	$0.28	$0.28
Second Quarter	0.28	0.28
Third Quarter	0.28	0.28
Fourth Quarter	0.28	0.28
Total	$1.12	$1.12
The Board presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Bank’s results of operations, and financial condition, tax considerations, and general economic conditions.
Issuer Purchases of Equity Securities
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 30, 2025, to allow for the repurchase of an additional 500,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired with the status of authorized, but unissued, shares.
The following table provides information for the unaudited three-month period ended December 31, 2025, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				495,727
October 1 - 31	15,999	$35.94	15,999	479,728
November 1 - 30	9,368	43.34	9,368	470,360
December 1 - 31	9,088	51.50	9,088	461,272
Balance, December 31	34,455	$42.05	34,455	461,272

Equity Compensation Plan Information
The following table provides information as of December 31, 2025, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
None	—		—		—
Equity compensation plans not approved by shareholders:
Deferred director compensation plan (1)	98,611	(3)	—	(5)	—	(6)
Restricted Stock Plan (2)	12,835	(4)	—	(5)	—	(6)
Total	111,446
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
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board of Directors or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock in the open market to meet our obligations under the Directors Plan.
(2) The RSP is an equity-based bonus plan. Under the plan, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable. Currently, the eligible employees are Isabella Bank’s CEO, President, and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board. Awards are converted to shares upon payment to the participant based on the market value of our common stock on the date of award.
(3) As of December 31, 2025, the Directors Plan had 98,611 shares eligible to be distributed under the Directors Plan. The Rabbi Trust holds 129,618 shares for the benefit of participants pursuant to the Directors Plan.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We believe that, from time to time, these non-GAAP financial measures provide additional understanding of ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. However, there may be limits in the usefulness of these measures to investors. The way we calculate the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. Investors should understand how such other banking organizations calculate their financial measures similar to, or with names like, the non-GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.
As a result, the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names.

Executive Summary
Comparison of Operating Results for the years ended December 31, 2025 and December 31, 2024
We reported net income for the year ended December 31, 2025 of $18,910, or $2.56 per diluted share, compared with $13,889, or $1.86 per diluted share, for the year ended December 31, 2024. Net income in 2025 was impacted by a $1,556 recovery of an overdrawn deposit account that was charged off in 2024. The impact to diluted earnings per share was a favorable $0.17 in 2025 and an unfavorable $0.16 in 2024.
Net interest income was $62,544 for the year ended December 31, 2025 compared with $55,835 for the year ended December 31, 2024. The comparison of NIM and yield on interest earning assets were 3.16% and 4.84% compared to 2.90%, and 4.65% for 2025 and 2024, respectively. The book yield from securities was 2.38% and 2.22% during 2025 and 2024, respectively. The weighted average maturity of our U.S. Treasury portfolio is less than one year, and the proceeds are expected to be reinvested in market rate loans and securities or to pay off borrowed funds. The yield on loans increased to 5.75%, from 5.58% in 2024 due to higher rates on new loans and variable rate commercial loans that continue to reprice. Our cost of interest bearing liabilities decreased to 2.25% from 2.37% in 2024 due to lower rates on the money market and certificate of deposit products.
The provision for credit losses for the year ended December 31, 2025 was a reversal of $563, compared to a provision of $1,884 for the year ended December 31, 2024. The credit reversal in 2025 includes recoveries of $2,268, which includes a $1,556 recovery related to overdrawn deposit accounts from a single customer that were charged off in 2024. The provision for loan losses in 2025 was also impacted by loan growth. While credit quality remained strong with low levels of past due and nonaccrual loans and net charge offs, we continue to closely monitor credit quality.
Noninterest income for the year ended December 31, 2025 was $15,966, an increase of $1,390, or 9.5%, compared to 2024. Earnings on BOLI policies increased $618 due to new investments in a separate account BOLI, which was offset in part by a one-time expenses of $120 due to restructuring charges. Service charges and fees increased $583 and was mostly the result of internal initiatives designed to align our fees within our market. Wealth management fees also grew $206 due to growth in assets under management. Managed assets increased $49,076 driven by growth in new accounts and higher security valuations.
Noninterest expenses for the year ended December 31, 2025 were $54,950, an increase of $2,821, or 5.4%, compared to 2024. Annual merit increases, increased incentives, and higher medical claims resulted in a $1,465 increase in compensation and benefits. Other professional services increased by $1,028 as a result of an increased utilization of outsourced services as well as additional costs related to profitability initiatives.
Income tax expense for the year ended December 31, 2025 was $5,213, an increase of $2,704, or 107.8%, compared to 2024. The ETR was 22% for the year ended 2025 and 15% for the year ended 2024. Income tax expense in 2025 included a one-time expense totaling $942 to write-off deferred tax assets and a one-time expense totaling $195 related to taxes owed from the lifetime earnings on BOLI policies that were surrendered during the year. Excluding the one-time charges during 2025, the ETR was 17%, which is higher than the prior year due primarily to higher pretax income and a decline in tax credits.
Financial Condition (December 31, 2025 to December 31, 2024 comparison)
Total assets were $2,209,448 as of December 31, 2025, an increase of $123,207, or 5.9%, compared to December 31, 2024. This increase is primarily attributable to loan growth, an increase in BOLI policies, and an increase in the fair value of AFS securities.
Our AFS securities portfolio totaled $497,791 as of December 31, 2025, an increase of $8,762, or 1.8%, since December 31, 2024. The increase during the year was largely driven by purchases of $67,348 and an improvement in unrealized losses of $16,589, partially offset by amortizations, prepayments, and maturities totaling $75,175. Net unrealized losses on our AFS securities portfolio were $9,898 at December 31, 2025 compared to $26,487 at December 31, 2024. Net unrealized losses as a percentage of total AFS securities decreased to 1.9% from 5.1% at the end of 2024 primarily due to the treasury portfolio rapidly approaching maturity.
Loans outstanding as of December 31, 2025 totaled $1,536,364, an increase of $112,793, or 7.9%, since December 31, 2024. During 2025, the commercial real estate and commercial and industrial portfolios grew $48,040 and $19,827, respectively. Residential mortgages increased $47,008 since year-end 2024. Most residential mortgage originations were adjustable-rate loans, which are retained rather than sold in the secondary market. The growth was offset by a $18,093 decline in consumer loans amid decreasing demand, competition, and an adherence to credit quality standards. Loans, excluding advances to mortgage brokers, grew $99,197 or 7.3%.

The ACL was $13,727 as of December 31, 2025, an increase of $832, or 6.5%, compared to December 31, 2024. The increase reflects loan growth and an increase of specific reserves, offset by improvement in historical loss experience driven by the recovery of previously charged-off loans during the year. Nonaccrual loans remained low at $4,578 as of December 31, 2025 compared to $282 at December 31, 2024. The increase in nonaccrual loans related to one well-secured loan of $3,000 at December 31, 2025. Past due and accruing accounts between 30 to 89 days, as a percentage of total loans, were 0.44% at December 31, 2025 compared to 0.40% at December 31, 2024. Overall credit quality remains strong.
BOLI totaled $46,133 as of December 31, 2025, an increase of $11,251, or 32.3%, from December 31, 2024. The growth was primarily attributed to a $10,583 investment of new policies in 2025. During 2025, we also surrendered and/or exchanged over $13,000 of existing general account policies and redeployed the funds into a separate account BOLI structure, which yields a higher rate compared to existing general account policies.
Total deposits were $1,819,654 as of December 31, 2025, an increase of $72,594, or 4.2%, from December 31, 2024. Interest bearing demand deposit accounts increased by $28,639 during 2025. Consumer demand for retail certificates of deposit accounts continues to be strong based on the current market interest rate environment, resulting in a $22,474 increase during the year.
Total equity was $231,396 as of December 31, 2025 compared to $210,276 as of December 31, 2024. Our tangible book value per share (non-GAAP) was $25.01 as of December 31, 2025, compared to $21.82 on December 31, 2024. Net unrealized losses on AFS securities reduced tangible book value per share by $1.09 and $2.82 for the respective periods. Share repurchases totaled 156,957 during 2025 for a value of $4,709 at an average price of $30.00.
We continue to have robust liquidity levels and capital. As of December 31, 2025, we had $781,557 of unencumbered sources of liquidity and strong capital ratios; the Tier 1 Leverage Ratio was 8.84%, Tier 1 risk-based capital was 11.73%, and Total risk-based capital was 14.41%.
Other
We have not received, nor are aware of, any notices of regulatory actions as of March 12, 2026.

Selected Financial Data
The following table outlines our results of operations and provides certain key performance measures as of, and for the years ended December 31:

	2025	2024	2023
PER SHARE
Basic earnings	$2.56	$1.86	$2.42
Diluted earnings	2.56	1.86	2.40
Dividends	1.12	1.12	1.12
Book value (1)	31.60	28.32	27.04
Tangible book value (1) (2)	25.01	21.82	20.59
Market price (1)	50.00	25.99	21.05
PERFORMANCE RATIOS
Return on average total assets	0.88%	0.67%	0.89%
Return on average shareholders' equity	8.51%	6.73%	9.52%
Return on average tangible shareholders' equity (2)	10.87%	8.78%	12.75%
Net interest margin yield (FTE)	3.16%	2.90%	3.05%
Efficiency ratio (2)	69.11%	73.01%	67.76%
Loan to deposit ratio (1)	84.43%	81.48%	78.29%
Shareholders' equity to total assets (1)	10.47%	10.08%	9.83%
Tangible shareholders' equity to tangible assets (1) (2)	8.47%	7.95%	7.66%
FINANCIAL DATA
Total assets (1)	2,209,448	2,086,241	2,058,968
AFS securities (1)	497,791	489,029	528,148
Loans (1)	1,536,364	1,423,571	1,349,463
ACL (1)	13,727	12,895	13,108
Deposits (1)	1,819,654	1,747,060	1,723,695
Borrowed funds (1)	142,514	112,991	116,136
Shareholders' equity (1)	231,396	210,276	202,402
Wealth assets under management (1)	707,118	658,042	641,027
Net income	18,910	13,889	18,167
Interest income	96,035	89,978	79,631
Interest expense	33,491	34,143	21,687
Net interest income	62,544	55,835	57,944
Provision (reversal) for credit losses	(563)	1,884	629
Noninterest income	15,966	14,576	13,827
Noninterest expenses	54,950	52,129	49,310
(1) At end of period.
(2) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section.

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
U.S. generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record the fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with independent experts to determine the fair value of the identified asset or liability. Once valuations have been determined, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively and quantitatively evaluated annually to determine if it is more likely than not that the carrying balance is impaired. Based on the analysis completed, it was determined that our estimated fair value of Isabella Bank and Isabella Bank Corporation at December 31, 2025 was greater than our recorded book value and no impairment of goodwill was identified.
AFS securities are carried at fair value with changes in the fair value included as a component of other comprehensive income. The market values for most AFS investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. Municipal securities for which no readily determinable market values are available are priced using fair value curves which most closely match the securities’ characteristics. AFS securities are reviewed quarterly for possible credit impairment. In determining whether a credit-related impairment exists for debt securities, we assess whether: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If either of these conditions are met, any previously recognized allowances are charged off and the security’s amortized cost is written down to fair value through income. If these conditions are not met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors.

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

	Year Ended December 31
	2025			2024			2023
	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,416,079	$81,432	5.75%	$1,385,287	$77,295	5.58%	$1,308,891	$65,670	5.02%
AFS securities (2)	520,284	12,361	2.38%	540,433	12,023	2.22%	582,563	13,179	2.26%
FHLB stock	6,934	418	6.03%	12,762	640	5.01%	12,762	355	2.78%
Fed funds sold	52	2	4.37%	7	—	5.19%	12	1	5.10%
Other (3)	54,982	2,466	4.49%	17,430	950	5.45%	29,203	1,449	4.96%
Total interest earning assets	1,998,331	96,679	4.84%	1,955,919	90,908	4.65%	1,933,431	80,654	4.17%
NONEARNING ASSETS
Allowance for credit losses	(13,132)			(13,061)			(12,784)
Cash and demand deposits due from banks	23,690			24,165			24,592
Premises and equipment	28,400			27,915			26,589
Other assets	109,142			86,073			74,319
Total assets	$2,146,431			$2,081,011			$2,046,147
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$240,220	817	0.34%	$237,086	754	0.32%	$256,907	269	0.10%
Money market deposits	473,394	12,219	2.58%	443,251	12,407	2.80%	424,077	8,320	1.96%
Savings	286,134	2,140	0.75%	279,544	1,600	0.57%	291,918	787	0.27%
Certificates of deposit	398,040	15,070	3.79%	371,750	14,929	4.02%	308,699	8,976	2.91%
Short-term borrowings	51,430	1,693	3.29%	45,124	1,439	3.19%	43,061	961	2.23%
FHLB advances	11,301	487	4.31%	35,464	1,949	5.50%	23,699	1,309	5.52%
Subordinated debt, net of unamortized issuance costs	29,466	1,065	3.61%	29,376	1,065	3.62%	29,287	1,065	3.64%
Total interest bearing liabilities	1,489,985	33,491	2.25%	1,441,595	34,143	2.37%	1,377,648	21,687	1.57%
NONINTEREST BEARING LIABILITIES
Demand deposits	418,225			416,927			461,689
Other liabilities	15,896			16,088			16,043
Shareholders’ equity	222,325			206,401			190,767
Total liabilities and shareholders’ equity	$2,146,431			$2,081,011			$2,046,147
Net interest income (FTE) (4)		$63,188			$56,765			$58,967
Net yield on interest earning assets (FTE) (4)			3.16%			2.90%			3.05%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(4) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section.

Volume and Rate Variance Analysis
The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:
Volume—change in volume multiplied by the previous period’s FTE rate.
Rate—change in the FTE rate multiplied by the previous period’s volume.
All interest income presented in the table below is reported on a FTE basis using a federal income tax rate of 21%. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2025 Compared to 2024 Increase (Decrease) Due to			2024 Compared to 2023 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$1,740	$2,397	$4,137	$3,980	$7,645	$11,625
AFS securities	(459)	797	338	(940)	(216)	(1,156)
FHLB stock	(333)	111	(222)	—	285	285
Fed funds sold	2	—	2	—	(1)	(1)
Other	1,711	(195)	1,516	(630)	131	(499)
Total changes in interest income	2,661	3,110	5,771	2,410	7,844	10,254
Changes in interest expense
Interest bearing demand deposits	10	53	63	(22)	507	485
Money market deposits	813	(1,001)	(188)	392	3,695	4,087
Savings	39	501	540	(35)	848	813
Certificates of deposit	1,022	(881)	141	2,078	3,875	5,953
Short-term borrowings	206	48	254	48	430	478
FHLB advances	(1,110)	(352)	(1,462)	647	(7)	640
Subordinated debt, net of unamortized issuance costs	3	(3)	—	3	(3)	—
Total changes in interest expense	983	(1,635)	(652)	3,111	9,345	12,456
Net change in interest margin (FTE)	$1,678	$4,745	$6,423	$(701)	$(1,501)	$(2,202)

Loans
The following table displays loan balances for the years ended December 31:

	2025	2024	2023	2022	2021
Commercial and industrial	$220,450	$200,623	$183,762	$172,477	$171,805
Commercial real estate	639,758	591,718	590,220	571,963	567,075
Advances to mortgage brokers	76,676	63,080	18,541	—	72,001
Agricultural	102,109	99,694	99,994	104,985	94,634
Residential real estate	427,880	380,872	356,418	336,694	322,239
Consumer	69,491	87,584	100,528	78,054	73,283
Total	$1,536,364	$1,423,571	$1,349,463	$1,264,173	$1,301,037
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2025		2024		2023
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial and industrial	$19,827	9.88%	$16,861	9.18%	$11,285	6.54%
Commercial real estate	48,040	8.12%	1,498	0.25%	18,257	3.19%
Advances to mortgage brokers	13,596	21.55%	44,539	240.22%	18,541	N/M
Agricultural	2,415	2.42%	(300)	(0.30)%	(4,991)	(4.75)%
Residential real estate	47,008	12.34%	24,454	6.86%	19,724	5.86%
Consumer	(18,093)	(20.66)%	(12,944)	(12.88)%	22,474	28.79%
Total	$112,793	7.92%	$74,108	5.49%	$85,290	6.75%
The following table presents the composition of our commercial real estate portfolio by industry as of December 31:

	2025		2024
	Balance	Percent of Total	Balance	Percent of Total
Investment and development	$134,013	20.95%	$138,232	23.36%
1-4 family residential investment	93,806	14.66%	86,736	14.66%
Hotels	90,571	14.16%	83,756	14.15%
Residential multifamily	71,695	11.21%	61,033	10.31%
Health care	59,573	9.31%	50,083	8.46%
Storage facilities	37,145	5.81%	20,507	3.47%
Retail trade	34,479	5.39%	35,063	5.93%
Manufacturing	18,281	2.86%	17,030	2.88%
Construction	16,193	2.53%	12,825	2.17%
Accommodation services	15,604	2.44%	16,804	2.84%
Wholesale trade	11,123	1.74%	11,073	1.87%
Educational services	10,582	1.65%	11,160	1.89%
Other	46,693	7.29%	47,416	8.01%
Total commercial real estate	$639,758	100.00%	$591,718	100.00%
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

The following table illustrates the amounts of the ACL and ALLL allocated to each loan segments to loans as of December 31:

	2025		2024		2023		2022		2021
	ACL Allocation	% of Loans	ACL Allocation	% of Loans	ALLL Allocation	% of Loans	ALLL Allocation	% of Loans	ALLL Allocation	% of Loans
Commercial and Industrial	$1,136	14.35	$1,316	14.09	$968	13.62	$860	13.64	$680	13.21
Commercial Real Estate	5,949	41.64	5,171	41.57	5,878	43.74	461	45.25	1,060	43.59
Advances to mortgage brokers	—	4.99	—	4.43	—	1.37	—	—	—	5.53
Agricultural	327	6.65	287	7.01	270	7.41	577	8.30	289	7.27
Residential Real Estate	5,059	27.85	4,521	26.75	4,336	26.41	617	26.64	747	24.77
Consumer	1,256	4.52	1,600	6.15	1,656	7.45	961	6.17	908	5.63
Total allocated	13,727	100.00	12,895	100.00	13,108	100.00	3,476	100.00	3,684	100.00
Unallocated	—	—	—	—	—	—	6,374	—	5,419	—
Total	$13,727	100.00	$12,895	100.00	$13,108	100.00	$9,850	100.00	$9,103	100.00
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
AFS Securities
The following is a schedule of maturities of AFS securities and their weighted average yields as of December 31, 2025. Weighted average yields have been computed on an FTE basis using a tax rate of 21%. Our auction rate money market preferred investments are long-term floating rate instruments. The issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
U.S. Treasury	$187,879	0.96	$9,655	1.13	$—	—	$—	—	$—	—
States and political subdivisions	12,934	3.63	17,276	3.32	18,814	3.04	20,181	3.90	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	22,252	2.39
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	200,466	3.49
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,413	5.86
Corporate	—	—	—	—	5,921	3.43	—	—	—	—
Total	$200,813	1.13	$26,931	2.53	$24,735	3.13	$20,181	3.90	$225,131	3.40

Deposits
The following table displays deposit balances as of December 31:

	2025	2024	2023	2022	2021
Noninterest bearing demand deposits	$426,342	$416,373	$428,505	$494,346	$448,352
Interest bearing demand deposits	266,187	237,548	241,656	281,369	273,065
Money market deposits	436,631	423,883	423,638	411,394	395,078
Savings	280,429	281,665	283,522	305,126	293,082
Certificates of deposit	410,065	387,591	346,374	252,040	300,762
Total	$1,819,654	$1,747,060	$1,723,695	$1,744,275	$1,710,339
The following table displays the change in deposit balances for the years ended December 31:

	2025		2024		2023
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$9,969	2.39%	$(12,132)	(2.83)%	$(65,841)	(13.32)%
Interest bearing demand deposits	28,639	12.06%	(4,108)	(1.70)%	(39,713)	(14.11)%
Money market deposits	12,748	3.01%	245	0.06%	12,244	2.98%
Savings	(1,236)	(0.44)%	(1,857)	(0.65)%	(21,604)	(7.08)%
Certificates of deposit	22,474	5.80%	41,217	11.90%	94,334	37.43%
Total	$72,594	4.16%	$23,365	1.36%	$(20,580)	(1.18)%
The following table presents estimated balances of uninsured deposits as of December 31:

	2025	2024	2023	2022	2021
Uninsured deposits	$695,537	$645,764	$600,381	$585,901	$548,213
Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limits. The balance provided above are estimates and reflect the methodologies and assumptions used for regulatory reporting of uninsured deposits. The remaining maturity of estimated uninsured certificates of deposit, by account, as of December 31, 2025 is presented in the table below. Estimated uninsured certificates of deposit is based on individual accounts and does not reflect uninsured balances by account owner.

Maturity
Within 3 months	$14,471
Within 3 to 6 months	16,161
Within 6 to 12 months	31,774
Over 12 months	5,269
Total	$67,675

Asset Quality Analysis
The following table outlines our asset quality analysis as of, and for the years ended December 31:

	2025	2024	2023
NONPERFORMING ASSETS
Commercial and industrial	$442	$—	$491
Commercial real estate	3,766	—	—
Agricultural	—	—	205
Residential real estate	370	282	286
Consumer	—	—	—
Total nonaccrual loans	4,578	282	982
Accruing loans past due 90 days or more	—	19	87
Total nonperforming loans	4,578	301	1,069
Foreclosed assets	938	544	406
Debt securities	—	—	12
Total nonperforming assets	$5,516	$845	$1,487
Nonperforming loans to total loans	0.30%	0.02%	0.08%
Nonperforming assets to total assets	0.25%	0.04%	0.07%
Nonaccrual loans to total loans	0.30%	0.02%	0.07%
ACL as a % of nonaccrual loans	299.85%	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$12,895	$13,108	$9,850
Impact of the adoption of ASC 326	—	—	2,744
Charge-offs	892	2,784	824
Recoveries	2,268	884	709
Net loan charge-offs (recoveries)	(1,376)	1,900	115
Provision (reversal) for credit losses - loans	(544)	1,687	629
Allowance at end of period	$13,727	$12,895	$13,108
ACL to loans	0.89%	0.91%	0.97%
Reserve for unfunded commitments	493	512	315
Provision (reversal) for credit losses - unfunded commitments	(19)	197	—
Reserve to unfunded commitments	0.14%	0.15%	0.10%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$(10)	$339	$197
Commercial real estate	(60)	(355)	(26)
Agricultural	(4)	(6)	(8)
Residential real estate	(98)	(118)	(327)
Consumer	(1,204)	2,040	279
Total	$(1,376)	$1,900	$115
Net (recoveries) charge-offs to average loans	(0.10)%	0.14%	0.01%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$6,689	$5,682	3,895
Accruing loans past due 90 days or more	—	19	87
Total accruing past due loans	6,689	5,701	3,982
Nonaccrual loans	4,578	282	982
Total past due and nonaccrual loans	$11,267	$5,983	$4,964

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 42,904 shares or $1,331 of common stock during 2025, and 75,341 shares or $1,523 of common stock in 2024. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $277 and $381 during 2025 and 2024, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to the RSP, we increased shareholders’ equity by $64 and $95 during 2025 and 2024.
We have publicly announced a common stock repurchase plan. Pursuant to this plan, we repurchased 156,957 shares or $4,709 of common stock during 2025 and 152,577 shares or $3,076 during 2024. As of December 31, 2025, we were authorized to repurchase up to an additional 461,272 shares of common stock.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. At December 31, 2025, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2025 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth these requirements and our ratios as of December 31:

	2025			2024
	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized (1)	Actual	Minimum Required - BASEL III	Required to be Considered Well Capitalized (1)
Common equity tier 1 capital	11.73%	7.00%	6.50%	12.21%	7.00%	6.50%
Tier 1 capital	11.73%	8.50%	8.00%	12.21%	8.50%	8.00%
Total capital	14.41%	10.50%	10.00%	15.06%	10.50%	10.00%
Tier 1 leverage	8.84%	4.00%	5.00%	8.86%	4.00%	5.00%
(1) “Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.

Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The ALCO reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents, and unencumbered AFS securities totaled $337,011 or 15.25% of assets as of December 31, 2025, compared to $330,876 or 15.86% as of December 31, 2024. The decline in the percentage of primary liquidity is a direct result of an increase in loans and other assets. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of December 31, 2025, we had available lines of credit of $345,516.
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
Our liquidity position remained strong at the end of 2025. Components of liquidity are illustrated in the following table as of December 31:

	2025	2024
Total cash and cash equivalents	$26,041	$24,542
Brokered CD capacity	130,000	120,000
Available lines of credit
Fed funds lines with correspondent banks	93,000	93,000
FHLB borrowings	218,088	215,432
FRB Discount Window	29,428	28,698
Other lines of credit	5,000	5,000
Total available lines of credit	345,516	342,130
Unencumbered lendable value of FRB collateral, estimated (1)	280,000	290,000
Total cash and liquidity	$781,557	$776,672
Uninsured deposits	$695,537	$645,764
Coverage ratio of uninsured deposits with total cash and liquidity	112%	120%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $220,000 and $200,000 as of December 31, 2025 and 2024, respectively.
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
Gap analysis is also used as a method to measure interest rate sensitivity. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates.
We do not believe there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. We do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near-term, and we do not expect to make material changes to our market risk methods in the near-term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The following table shows the maturity of loans outstanding at December 31, 2025 based on contractual terms. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
Commercial and industrial	$30,509	$131,094	$41,939	$16,908	$220,450
Commercial real estate	28,832	75,535	146,618	388,773	639,758
Advances to mortgage brokers	76,676	—	—	—	76,676
Agricultural	13,608	22,367	31,364	34,770	102,109
Residential real estate	3,265	15,120	128,998	280,497	427,880
Consumer	1,994	38,582	28,915	—	69,491
Total	$154,884	$282,698	$377,834	$720,948	$1,536,364

Fixed interest rates
Commercial and industrial	$7,450	$66,536	$18,781	$—	$92,767
Commercial real estate	22,528	52,337	9,939	15,538	100,342
Advances to mortgage brokers	76,676	—	—	—	76,676
Agricultural	1,311	8,085	4,048	324	13,768
Residential real estate	2,362	4,080	85,227	24,507	116,176
Consumer	1,657	38,233	28,804	—	68,694
Total	$111,984	$169,271	$146,799	$40,369	$468,423

Variable interest rates
Commercial and industrial	$23,059	$64,558	$23,158	$16,908	$127,683
Commercial real estate	6,304	23,198	136,679	373,235	539,416
Advances to mortgage brokers	—	—	—	—	—
Agricultural	12,297	14,282	27,316	34,446	88,341
Residential real estate	903	11,040	43,771	255,990	311,704
Consumer	337	349	111	—	797
Total	$42,900	$113,427	$231,035	$680,579	$1,067,941
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a detailed analysis, and reconciliation for, our non-GAAP financial measures as of, and for the years ended December 31:

		2025	2024	2023
Loans		$1,536,364	$1,423,571	$1,349,463
Advances to mortgage brokers		76,676	63,080	18,541
Adjusted loans		$1,459,688	$1,360,491	$1,330,922

Total shareholders’ equity		$231,396	$210,276	202,402
Goodwill and other intangible assets		48,282	48,283	48,284
Tangible equity	(A)	183,114	161,993	154,118

Common shares outstanding (1)	(B)	7,322,207	7,424,893	$7,485,889
Tangible book value per share	(A/B)	$25.01	$21.82	$20.59

Noninterest expenses		$54,950	$52,129	$49,310
Amortization of acquisition intangibles		1	1	3
Adjusted noninterest expense	(C)	$54,949	$52,128	$49,307

Net interest income		$62,544	$55,835	$57,944
Tax equivalent adjustment for net interest margin		644	930	1,023
Net interest income (FTE)		63,188	56,765	58,967
Noninterest income		15,966	14,576	13,827
Tax equivalent adjustment for BOLI		341	211	193
Adjusted revenue (FTE)		79,495	71,552	72,987

Net gains on sale of AFS securities		—	—	67
Net gains (losses) on foreclosed assets		(18)	153	158
Adjusted revenue	(D)	$79,513	$71,399	$72,762
Efficiency ratio	(C/D)	69.11%	73.01%	67.76%
(1) Whole shares.
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

Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on the following page of this report:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm, Plante & Moran, PLLC (PCAOB ID: 166)

Report of Independent Registered Public Accounting Firm, Rehmann Robson LLC (PCAOB ID: 263)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Supplementary data regarding results of operations is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•Regular reviews of our consolidated financial statements by qualified individuals; and
•The careful selection, training, and development of our people.
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
Based upon these criteria, we believe that, as of December 31, 2025, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Plante & Moran, PLLC (“Plante Moran”), has audited our 2025 consolidated financial statements and our internal control over financial reporting as of December 31, 2025. Plante Moran was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board of Directors. Plante Moran has issued an unqualified audit opinion on our 2025 consolidated financial statements and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2025, as a result of the integrated audit.
Isabella Bank Corporation

By:
/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)
March 13, 2026

/s/ Gerald J. Ritzert
Gerald J. Ritzert
Chief Financial Officer
(Principal Financial Officer)
March 13, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Isabella Bank Corporation (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.
Basis for Opinion
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matters Description
Management’s estimate of the allowance for credit losses (ACL) at December 31, 2025, includes a reserve on collectively evaluated loans. In the current year, significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the determination of the look-back period used in calculating the estimated loss percentage based on the probability of default and loss given default for each portfolio segment and (ii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors to reflect credit risks not fully captured by historical loss experience or forecast economic conditions.
Significant judgment was required by management in the selection and application of these subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:
•Testing the design and operating effectiveness of management’s controls over key assumptions and judgments.
•Testing the completeness and accuracy of data utilized by management.
•Evaluating the relevance and reliability of information used by management in the development of the estimate.
•Evaluating the reasonableness of significant assumptions used in management’s estimate through a combination of evaluating the reasonableness of certain assumptions and developing an independent range of reasonable outcomes for the collectively evaluated component of the ACL for comparison to management’s estimate.
/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

We have served as the Company’s auditor since 2025.
Grand Rapids, Michigan
March 13, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation (the “Corporation”)
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

/s/ Rehmann Robson LLC
Rehmann Robson LLC

We served as Isabella Bank Corporation's independent auditor from 1996 to 2025.
Saginaw, Michigan
March 12, 2025

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2025	2024
ASSETS
Cash and demand deposits due from banks	$22,935	$22,830
Fed Funds sold and interest bearing balances due from banks	3,106	1,712
Total cash and cash equivalents	26,041	24,542

AFS securities, at fair value	497,791	489,029
FHLB stock	5,600	12,762
Mortgage loans HFS	423	242

Loans	1,536,364	1,423,571
Less allowance for credit losses	13,727	12,895
Net loans	1,522,637	1,410,676

Premises and equipment	29,000	27,659
Cash surrender value of BOLI	46,133	34,882
Goodwill and other intangible assets	48,282	48,283
Other assets	33,541	38,166
Total assets	$2,209,448	$2,086,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest bearing deposits	$426,342	$416,373
Interest bearing deposits	1,393,312	1,330,687
Total deposits	1,819,654	1,747,060
Short-term borrowings	68,000	53,567
FHLB advances	45,000	30,000
Subordinated debt, net of unamortized issuance costs	29,514	29,424
Total borrowed funds	142,514	112,991

Other liabilities	15,884	15,914
Total liabilities	1,978,052	1,875,965
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,322,207 shares at December 31, 2025 and 7,424,893 shares at December 31, 2024	123,204	126,224
Shares to be issued for deferred compensation obligations	2,366	2,383
Retained earnings	113,849	103,024
Accumulated other comprehensive loss	(8,023)	(21,355)
Total shareholders’ equity	231,396	210,276
Total liabilities and shareholders’ equity	$2,209,448	$2,086,241

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31
	2025	2024	2023
Interest income
Loans, including fees	$81,432	$77,295	$65,670
AFS securities
Taxable	9,633	8,748	9,514
Nontaxable	2,084	2,345	2,642
FHLB stock	418	640	355
Federal funds sold and other	2,468	950	1,450
Total interest income	96,035	89,978	79,631
Interest expense
Deposits	30,246	29,690	18,352
Short-term borrowings	1,693	1,439	961
FHLB advances	487	1,949	1,309
Subordinated debt	1,065	1,065	1,065
Total interest expense	33,491	34,143	21,687
Net interest income	62,544	55,835	57,944
Provision (reversal) for credit losses	(563)	1,884	629
Net interest income after provision for credit losses	63,107	53,951	57,315
Noninterest income
Service charges and fees	8,858	8,275	7,804
Wealth management fees	4,247	4,041	3,557
Earnings on BOLI	1,625	1,007	920
Net gain on sale of mortgage loans	180	213	317
Net gains on sale of AFS securities	—	—	67
Other	1,056	1,040	1,162
Total noninterest income	15,966	14,576	13,827
Noninterest expenses
Compensation and benefits	30,041	28,576	25,905
Occupancy and equipment	10,541	10,524	10,297
Other professional services	3,240	2,212	2,340
ATM and debit card fees	2,211	1,975	1,767
Marketing	1,989	1,712	2,074
FDIC insurance premiums	1,180	1,132	922
Memberships and subscriptions	1,067	928	1,042
Other losses	643	1,117	871
Other	4,038	3,953	4,092
Total noninterest expenses	54,950	52,129	49,310
Income before income tax expense	24,123	16,398	21,832
Income tax expense	5,213	2,509	3,665
Net income	$18,910	$13,889	$18,167
Earnings per common share
Basic	$2.56	$1.86	$2.42
Diluted	$2.56	$1.86	$2.40
Cash dividends per common share	$1.12	$1.12	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2025	2024	2023
Net income	$18,910	$13,889	$18,167
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) during the period	16,589	5,339	13,365
Reclassification adjustment for net realized (gains) losses included in net income	—	—	(67)
Comprehensive income (loss) before income tax (expense) benefit	16,589	5,339	13,298
Tax effect (1)	(3,616)	(1,098)	(2,669)
Unrealized gains (losses) on AFS securities, net of tax	12,973	4,241	10,629
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost during the period	545	462	752
Reclassification adjustment for net periodic benefit cost included in net income	(91)	(82)	95
Net change in unrecognized pension cost	454	380	847
Tax effect (1)	(95)	(80)	(178)
Change in unrealized pension cost, net of tax	359	300	669
Other comprehensive income (loss), net of tax	13,332	4,541	11,298
Comprehensive income (loss)	$32,242	$18,430	$29,465
(1) See “Note 9 – Capital Ratios and Shareholders’ Equity” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, December 31, 2022	7,559,421	$128,651	$5,005	$89,748	$(37,194)	$186,210
Cumulative effect of accounting change - adoption of ASC 326	—	—	—	(2,417)	—	(2,417)
Comprehensive income (loss)	—	—	—	18,167	11,298	29,465
Issuance of common stock	75,488	1,617	—	—	—	1,617
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,841	(1,841)	—	—	—
Share-based payment awards under the Directors Plan	—	—	529	—	—	529
Share-based compensation expense recognized in earnings under the RSP	—	253	—	—	—	253
Common stock purchased for deferred compensation obligations	—	(1,624)	—	—	—	(1,624)
Common stock repurchased	(149,020)	(3,415)	—	—	—	(3,415)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,216)	—	(8,216)
Balance, December 31, 2023	7,485,889	127,323	3,693	97,282	(25,896)	202,402
Comprehensive income (loss)	—	—	—	13,889	4,541	18,430
Issuance of common stock	75,341	1,523	—	—	—	1,523
Common stock issued for deferred compensation under the RSP	16,240	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	1,691	(1,691)	—	—	—
Share-based payment awards under the Directors Plan	—	—	381	—	—	381
Share-based compensation expense recognized in earnings under the RSP	—	95	—	—	—	95
Common stock purchased for deferred compensation obligations	—	(1,332)	—	—	—	(1,332)
Common stock repurchased	(152,577)	(3,076)	—	—	—	(3,076)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,147)	—	(8,147)
Balance, December 31, 2024	7,424,893	126,224	2,383	103,024	(21,355)	210,276
Comprehensive income (loss)	—	—	—	18,910	13,332	32,242
Issuance of common stock	42,904	1,331	—	—	—	1,331
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	294	(294)	—	—	—
Share-based payment awards under the Directors Plan	—	—	277	—	—	277
Share-based compensation expense recognized in earnings under the RSP	—	64	—	—	—	64
Common stock repurchased	(156,957)	(4,709)	—	—	—	(4,709)
Cash dividends paid ($1.12 per common share)	—	—	—	(8,085)	—	(8,085)
Balance, December 31, 2025	7,322,207	$123,204	$2,366	$113,849	$(8,023)	$231,396

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2025	2024	2023
Operating activities
Net income	$18,910	$13,889	$18,167
Reconciliation of net income to net cash provided by operating activities
Provision (reversal) for credit losses	(563)	1,884	629
Depreciation	2,138	2,086	1,978
Net amortization of AFS securities	967	1,332	1,474
Net gains on sale of AFS securities	—	—	(67)
Net gain on sale of mortgage loans	(180)	(213)	(317)
Increase in cash value of BOLI	(1,607)	(990)	(904)
Share-based payment awards	341	476	782
Deferred income tax expense (benefit)	38	(310)	1,008
Origination of loans HFS	(7,870)	(8,768)	(9,657)
Proceeds from loan sales	7,869	8,739	10,353
Net changes in:
Other assets	2,865	1,720	(360)
Other liabilities	3,909	(208)	1,096
Net cash provided by (used in) operating activities	26,817	19,637	24,182
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	74,208	48,526	75,090
Purchases of AFS securities	(67,348)	(5,400)	(10,866)
Net change in loans HFI	(112,351)	(76,862)	(85,783)
Purchases of premises and equipment	(3,479)	(2,106)	(4,064)
Purchases of BOLI policies	(10,225)	—	—
Proceeds from sale of FHLB stock	7,162	—	—
Low income housing tax credit investments	(3,849)	(2,024)	(623)
Net cash provided by (used in) investing activities	(115,882)	(37,866)	(26,246)
Financing activities
Net increase (decrease) in deposits	$72,594	$23,365	$(20,580)
Net increase (decrease) in short-term borrowings	14,433	6,766	(10,970)
Net increase (decrease) in FHLB advances	15,000	(10,000)	40,000
Cash dividends paid on common stock	(8,085)	(8,147)	(8,216)
Proceeds from issuance of common stock	1,331	1,523	1,617
Common stock repurchased	(4,709)	(3,076)	(3,415)
Common stock purchased for deferred compensation obligations	—	(1,332)	(1,624)
Net cash provided by (used in) financing activities	90,564	9,099	(3,188)
Increase (decrease) in cash and cash equivalents	1,499	(9,130)	(5,252)
Cash and cash equivalents at beginning of period	24,542	33,672	38,924
Cash and cash equivalents at end of period	$26,041	$24,542	$33,672
Supplemental cash flows information
Interest paid	$33,483	$33,982	$21,052
Federal income taxes paid	2,200	2,060	2,350
Supplemental noncash information
Investment in low income housing tax credits	$—	$1,500	$5,000
Transfers of loans to foreclosed assets	953	657	378
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
Note 1 – Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to“we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
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
OPERATING SEGMENTS: Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. While the CODM monitors the revenue streams of our various products and services, operations are managed, and financial performance is evaluated, on a corporate-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the banking-related operations are considered by management to be aggregated in one reportable operating segment.
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
RECLASSIFICATIONS: Certain amounts reported in the 2024 and 2023 consolidated financial statements have been reclassified to conform with the 2025 presentation. The most significant of these changes related to amounts that were previously reported as commercial and industrial loans being reclassified as commercial real estate loans.
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the ACL, the fair value of AFS investment securities, and the carrying value of goodwill.
SUBSEQUENT EVENTS: We evaluated subsequent events after December 31, 2025 through the date our consolidated financial statements were issued for potential recognition and disclosure. No subsequent events require financial statement recognition or disclosure between December 31, 2025 and the date our consolidated financial statements were issued.

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
CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts. Generally, federal funds sold are for a one day period. We maintain deposit accounts in various financial institutions which generally exceed federally insured limits or are not insured. We do not believe we are exposed to any significant interest, credit, or other financial risk as a result of these deposits.

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
ACL - AFS SECURITIES: AFS securities are reviewed quarterly for possible credit impairment. In determining whether a credit-related impairment exists for debt securities, we assess whether: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If either of these conditions are met, any previously recognized allowances are charged off and the security’s amortized cost is written down to fair value through income. If these conditions are not met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors.
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
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the estimate of credit losses. Accrued interest receivable on AFS securities was $1,723 and $1,701 at December 31, 2025, and 2024, which is included in other assets. Losses on AFS securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management, or when criteria regarding intent or requirement to sell is met.
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
LOANS: Loans held for investment are reported at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of deferred fees and costs and any unamortized premium or discount on loan purchases or acquired. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the interest method.
NONPERFORMING LOANS: The accrual of interest on agricultural, commercial, and residential mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if a charge-off is necessary. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed in nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. For loans that are placed on nonaccrual status or charged off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ACL. Interest income on loans in nonaccrual status is not recognized until qualifying for return to accrual status. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is returned to accrual status, the interest payments previously received continue to be reported as a reduction of the unpaid principal balance until the loan is paid off, at which time the interest payments are recognized in interest income. For loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

ACL - LOANS: The ACL is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We made an accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable on loans was $6,666 and $6,384 at December 31, 2025, and 2024, which is included in other assets.
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
Loans in nonaccrual status are individually analyzed on a loan-by-loan basis. Loans evaluated individually are not included in the general, or pooled, component of the ACL. For collateralized loans, the loan’s specific allowance is measured by the fair value of the collateral approach. The specific reserve is based on the fair value of the collateral, less costs to sell if foreclosure is probable, and an allowance is established when the collateral value is lower than the carrying value of the loan. When the discounted cash flow method is used to measure the loan’s specific allowance, the effective interest rate is used to discount expected cash flows to incorporate expected prepayments. An allowance is established when the discounted cash flows are lower than the carrying value of the loan. For large groups of smaller-balance, homogeneous loans, we may collectively evaluate these loans for measurement of an allowance.
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
CAPITALIZED MORTGAGE SERVICING RIGHTS: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. We have no purchased servicing rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $211,456 and $231,143 with capitalized servicing rights of $1,929 and $2,185 at December 31, 2025 and 2024, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $553, $588, and $630 related to residential mortgage loans serviced for others during 2025, 2024, and 2023, respectively, which is included in service charges and fees.

FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the ACL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $938 and $544 as of December 31, 2025 and 2024, respectively, are included in other assets.
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

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: We hold equity securities without readily determinable fair values which include our holdings of FHLB stock and FRB stock. No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par and is therefore carried at cost and periodically evaluated for impairment. Dividends are recorded as income. Equity securities without readily determinable fair values, with the exception of FHLB stock, are included in other assets. Equity securities without readily determinable fair values consist of the following holdings as of December 31:

	2025	2024
FHLB Stock	$5,600	$12,762
FRB Stock	2,400	2,400
Other	686	686
Total	$8,686	$15,848
EQUITY COMPENSATION PLANS: At December 31, 2025, the Directors Plan had 98,611 shares eligible to be issued to participants, for which the Rabbi Trust held 129,618 shares. We had 101,493 shares to be issued at December 31, 2024, with 142,535 shares held in the Rabbi Trust.
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
Of the purchased life insurance policies, we hold post-retirement benefits with a present value estimated to be $2,696 and $2,687 as of December 31, 2025 and 2024, respectively, which is included in other liabilities. The expenses associated with these policies totaled $150, $172, and $173 for 2025, 2024, and 2023, respectively, which are included in compensation and benefits expense and other noninterest expenses.
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
DEFINED BENEFIT PENSION PLAN: We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. The service cost component of the defined benefit pension plan is included in compensation and benefits and is funded consistent with the requirements of federal laws and regulations. All other costs related to the defined benefit pension plan are included in other noninterest expenses. The current benefit obligation is included in other liabilities. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as mortality, a discount rate used to determine the current benefit obligation, and a long-term expected rate of return on plan assets. Net periodic benefit cost includes the interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, and amortization of unrecognized net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.
For additional information, see “Note 8 – Benefit Plans.”

OCI: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and amounts recognized related to defined benefit pension and postretirement benefit plans (gains and losses, prior service costs, and transition assets or obligations), are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income.
MARKETING COSTS: Marketing costs are expensed as incurred and are included in other noninterest expenses.
ACCOUNTING STANDARDS UPDATE:
Recently Adopted Accounting Standards
ASU No. 2023-09: “Income Tax (Topic 740): Improvement to Income tax Disclosures"
In December 2023, ASU No. 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures. The existing disclosure is being enhanced to provide information to help investors, lenders, creditors and all other allocators of capital assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new authoritative guidance was effective for annual periods beginning after December 15, 2024. This ASU was adopted prospective on January 1, 2025 and did not have a significant impact on our financial statement disclosures, which are presented in “Note 12 – Federal Income Taxes.”
Pending Accounting Standards
ASU No. 2024-03: “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”
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

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$200,327	$—	$2,793	$197,534
States and political subdivisions	71,857	45	2,697	69,205
Auction rate money market preferred	3,200	—	787	2,413
Mortgage-backed securities	23,373	—	1,121	22,252
Collateralized mortgage obligations	202,482	1,149	3,165	200,466
Corporate	6,450	—	529	5,921
Total	$507,689	$1,194	$11,092	$497,791

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$230,807	$—	$10,236	$220,571
States and political subdivisions	81,135	9	4,576	76,568
Auction rate money market preferred	3,200	—	156	3,044
Mortgage-backed securities	29,068	—	2,182	26,886
Collateralized mortgage obligations	163,156	—	8,482	154,674
Corporate	8,150	—	864	7,286
Total	$515,516	$9	$26,496	$489,029
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2025 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$190,389	$9,938	$—	$—	$—	$200,327
States and political subdivisions	12,942	17,400	19,997	21,518	—	71,857
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	23,373	23,373
Collateralized mortgage obligations	—	—	—	—	202,482	202,482
Corporate	—	—	6,450	—	—	6,450
Total amortized cost	$203,331	$27,338	$26,447	$21,518	$229,055	$507,689
Fair value	$200,813	$26,931	$24,735	$20,181	$225,131	$497,791
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
A summary of the sales activity of AFS securities during the years ended December 31 is displayed in the following table.

	2025	2024	2023
Proceeds from sales of AFS securities	$—	$—	$18,089
Realized gains (losses)	—	—	67
Applicable income tax expense (benefit)	—	—	14

The information in the following tables pertains to AFS securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31:

	2025
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$2,793	$197,534	$2,793
States and political subdivisions	993	13,446	1,704	24,823	2,697
Auction rate money market preferred	—	—	787	2,413	787
Mortgage-backed securities	—	—	1,121	22,252	1,121
Collateralized mortgage obligations	39	9,042	3,126	120,016	3,165
Corporate	—	—	529	5,921	529
Total	$1,032	$22,488	$10,060	$372,959	$11,092
Number of securities in an unrealized loss position:		38		138	176

	2024
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$10,236	$220,571	$10,236
States and political subdivisions	486	23,553	4,090	36,796	4,576
Auction rate money market preferred	—	—	156	3,044	156
Mortgage-backed securities	—	—	2,182	26,886	2,182
Collateralized mortgage obligations	185	5,646	8,297	149,028	8,482
Corporate	—	—	864	7,286	864
Total	$671	$29,199	$25,825	$443,611	$26,496
Number of securities in an unrealized loss position:		175		178	353
As of December 31, 2025, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are generally due to a continued elevated market interest rate environment compared to the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio at December 31:

	2025		2024
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$189,071	12.31%	$177,239	12.45%
Unsecured	31,379	2.04%	23,384	1.64%
Total commercial and industrial	220,450	14.35%	200,623	14.09%
Commercial real estate
Commercial mortgage owner occupied	229,906	14.96%	213,086	14.97%
Commercial mortgage non-owner occupied	223,984	14.58%	217,679	15.29%
Commercial mortgage 1-4 family investor	101,400	6.60%	92,497	6.50%
Commercial mortgage multifamily	84,468	5.50%	68,456	4.81%
Total commercial real estate	639,758	41.64%	591,718	41.57%
Advances to mortgage brokers	76,676	4.99%	63,080	4.43%
Agricultural
Agricultural mortgage	69,769	4.54%	67,550	4.75%
Agricultural other	32,340	2.11%	32,144	2.26%
Total agricultural	102,109	6.65%	99,694	7.01%
Residential real estate
Senior lien	372,287	24.23%	332,743	23.37%
Junior lien	10,970	0.71%	8,655	0.61%
Home equity lines of credit	44,623	2.91%	39,474	2.77%
Total residential real estate	427,880	27.85%	380,872	26.75%
Consumer
Secured - direct	28,648	1.86%	35,050	2.46%
Secured - indirect	37,456	2.44%	49,136	3.45%
Unsecured	3,387	0.22%	3,398	0.24%
Total consumer	69,491	4.52%	87,584	6.15%
Total	$1,536,364	100.00%	$1,423,571	100.00%
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the interest method. Net unamortized deferred loan costs were $2,989 and $3,330 at December 31, 2025 and December 31, 2024, respectively.
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
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loan data by class of loans as of December 31:

	2025		2024
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$442	$347	$—	$—
Commercial real estate
Commercial mortgage owner occupied	766	602	—	—
Commercial mortgage 1-4 family investor	3,000	3,000	—	—
Residential real estate
Senior lien	370	370	282	282
Total	$4,578	$4,319	$282	$282

The following tables summarize the past due and current loans for the entire loan portfolio as of December 31:

	2025
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$121	$443	$—	$188,507	$189,071	$—
Unsecured	—	—	—	31,379	31,379	—
Total commercial and industrial	121	443	—	219,886	220,450	—
Commercial real estate
Commercial mortgage owner occupied	—	766	—	229,140	229,906	—
Commercial mortgage non-owner occupied	839	—	—	223,145	223,984	—
Commercial mortgage 1-4 family investor	67	—	3,000	98,333	101,400	—
Commercial mortgage multifamily	—	—	—	84,468	84,468	—
Total commercial real estate	906	766	3,000	635,086	639,758	—
Advances to mortgage brokers	—	—	—	76,676	76,676	—
Agricultural
Agricultural mortgage	—	—	—	69,769	69,769	—
Agricultural other	60	—	—	32,280	32,340	—
Total agricultural	60	—	—	102,049	102,109	—
Residential real estate
Senior lien	5,012	385	—	366,890	372,287	—
Junior lien	12	—	—	10,958	10,970	—
Home equity lines of credit	115	—	—	44,508	44,623	—
Total residential real estate	5,139	385	—	422,356	427,880	—
Consumer
Secured - direct	21	—	—	28,627	28,648	—
Secured - indirect	284	30	—	37,142	37,456	—
Unsecured	1	5	—	3,381	3,387	—
Total consumer	306	35	—	69,150	69,491	—
Total	$6,532	$1,629	$3,000	$1,525,203	$1,536,364	$—

	2024
	Past Due:
	30-59 Days	60-89 Days	90 Days or More	Current	Total	Accruing Loans 90 or More Days Past Due
Commercial and industrial
Secured	$328	$—	$—	$176,911	$177,239	$—
Unsecured	—	50	—	23,334	23,384	—
Total commercial and industrial	328	50	—	200,245	200,623	—
Commercial real estate
Commercial mortgage owner occupied	25	304	—	212,757	213,086	—
Commercial mortgage non-owner occupied	792	—	—	216,887	217,679	—
Commercial mortgage 1-4 family investor	—	—	—	92,497	92,497	—
Commercial mortgage multifamily	—	—	—	68,456	68,456	—
Total commercial real estate	817	304	—	590,597	591,718	—
Advances to mortgage brokers	—	—	—	63,080	63,080	—
Agricultural
Agricultural mortgage	—	—	—	67,550	67,550	—
Agricultural other	—	—	—	32,144	32,144	—
Total agricultural	—	—	—	99,694	99,694	—
Residential real estate
Senior lien	3,846	148	163	328,586	332,743	—
Junior lien	19	—	—	8,636	8,655	—
Home equity lines of credit	10	—	—	39,464	39,474	—
Total residential real estate	3,875	148	163	376,686	380,872	—
Consumer
Secured - direct	15	—	19	35,016	35,050	19
Secured - indirect	232	—	—	48,904	49,136	—
Unsecured	4	—	—	3,394	3,398	—
Total consumer	251	—	19	87,314	87,584	19
Total	$5,271	$502	$182	$1,417,616	$1,423,571	$19

Credit Quality Indicators
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of December 31:

	2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$257	$10,256	$8,605	$1,841	$3,660	$2,471	$36,713	$—	$63,803
Risk rating 4	20,722	19,606	13,553	5,939	5,653	1,278	30,804	—	97,555
Risk rating 5	2,271	2,290	139	15,215	45	—	4,085	—	24,045
Risk rating 6	81	75	19	—	30	6	3,015	—	3,226
Risk rating 7	—	442	—	—	—	—	—	—	442
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,331	$32,669	$22,316	$22,995	$9,388	$3,755	$74,617	$—	$189,071
2025 year-to-date gross charge-offs	$—	$—	$22	$11	$—	$—	$—	$—	$33
Commercial and industrial: Unsecured
Risk ratings 1-3	$867	$25	$2,165	$156	$10	$312	$3,302	$—	$6,837
Risk rating 4	11,882	955	813	1,240	188	274	7,080	—	22,432
Risk rating 5	2	—	61	—	476	—	1,488	—	2,027
Risk rating 6	—	83	—	—	—	—	—	—	83
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$12,751	$1,063	$3,039	$1,396	$674	$586	$11,870	$—	$31,379
2025 year-to-date gross charge-offs	$—	$50	$—	$—	$—	$—	$—	$—	$50
Commercial real estate: Owner occupied
Risk ratings 1-3	$5,021	$4,101	$8,467	$1,385	$17,482	$16,095	$1,419	$—	$53,970
Risk rating 4	33,004	33,403	20,559	27,541	26,605	23,021	2,380	—	166,513
Risk rating 5	1,687	192	557	1,149	131	2,866	372	—	6,954
Risk rating 6	—	1,327	304	—	72	—	—	—	1,703
Risk rating 7	—	766	—	—	—	—	—	—	766
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,712	$39,789	$29,887	$30,075	$44,290	$41,982	$4,171	$—	$229,906
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$3,346	$273	$4,996	$5,910	$9,132	$3,360	$102	$—	$27,119
Risk rating 4	26,715	7,300	21,512	44,632	31,180	26,464	1,595	—	159,398
Risk rating 5	249	9,938	7,641	10,192	1,612	6,343	466	—	36,441
Risk rating 6	—	—	982	—	—	44	—	—	1,026
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$30,310	$17,511	$35,131	$60,734	$41,924	$36,211	$2,163	$—	$223,984
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$615	$764	$225	$2,631	$1,445	$1,126	$3,068	$—	$9,874
Risk rating 4	15,675	9,486	7,180	7,873	26,081	13,609	6,983	—	86,887
Risk rating 5	269	—	137	216	—	122	338	—	1,082
Risk rating 6	—	—	515	—	—	42	—	—	557
Risk rating 7	—	—	3,000	—	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,559	$10,250	$11,057	$10,720	$27,526	$14,899	$10,389	$—	$101,400
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$885	$363	$1,603	$852	$1,099	$288	$—	$5,090
Risk rating 4	20,842	5,030	957	18,892	10,087	19,158	220	—	75,186
Risk rating 5	—	480	914	—	—	2,798	—	—	4,192
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$20,842	$6,395	$2,234	$20,495	$10,939	$23,055	$508	$—	$84,468
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$76,676	$—	$—	$—	$—	$—	$—	$—	$76,676
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$2,647	$714	$419	$2,993	$1,990	$3,945	$338	$—	$13,046
Risk rating 4	4,426	4,098	3,449	11,231	5,864	11,802	1,642	—	42,512
Risk rating 5	852	269	1,083	418	5,829	622	952	—	10,025
Risk rating 6	535	—	—	2,068	69	1,514	—	—	4,186
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,460	$5,081	$4,951	$16,710	$13,752	$17,883	$2,932	$—	$69,769
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$860	$503	$434	$671	$221	$277	$4,054	$—	$7,020
Risk rating 4	2,055	801	738	610	483	62	11,202	—	15,951
Risk rating 5	881	55	133	17	889	391	2,308	—	4,674
Risk rating 6	3,476	—	88	—	61	—	1,070	—	4,695
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,272	$1,359	$1,393	$1,298	$1,654	$730	$18,634	$—	$32,340
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$11,081	$10,173	$2,352	$4,483	$4,437	$368	$10,316	$—	$43,210
Risk rating 4	27,530	20,886	14,240	11,014	1,867	2,144	28,109	—	105,790
Risk rating 5	3,627	559	11,644	164	137	53	6,626	—	22,810
Risk rating 6	126	288	1,841	71	—	10	3,093	—	5,429
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$42,364	$31,906	$30,077	$15,732	$6,441	$2,575	$48,144	$—	$177,239
2024 year-to-date gross charge-offs	$—	$277	$33	$—	$38	$—	$—	$—	$348
Commercial and industrial: Unsecured
Risk ratings 1-3	$378	$1,967	$203	$69	$48	$414	$1,966	$—	$5,045
Risk rating 4	3,073	2,049	2,388	268	370	—	8,896	—	17,044
Risk rating 5	100	—	—	121	—	—	1,074	—	1,295
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,551	$4,016	$2,591	$458	$418	$414	$11,936	$—	$23,384
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$8	$25	$—	$33
Commercial real estate: Owner occupied
Risk ratings 1-3	$4,185	$8,933	$1,994	$11,617	$13,300	$4,421	$221	$—	$44,671
Risk rating 4	34,980	21,586	32,319	39,439	9,924	20,260	1,626	—	160,134
Risk rating 5	197	487	876	72	653	791	372	—	3,448
Risk rating 6	1,354	1,123	—	636	1,117	504	99	—	4,833
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$40,716	$32,129	$35,189	$51,764	$24,994	$25,976	$2,318	$—	$213,086
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$644	$795	$5,994	$5,178	$348	$1,781	$—	$—	$14,740
Risk rating 4	8,413	42,135	61,524	36,702	4,399	29,225	497	—	182,895
Risk rating 5	9,726	—	218	1,681	6,154	709	500	—	18,988
Risk rating 6	—	1,006	—	—	50	—	—	—	1,056
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$18,783	$43,936	$67,736	$43,561	$10,951	$31,715	$997	$—	$217,679
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$1,165	$—	$2,632	$791	$846	$965	$3,076	$—	$9,475
Risk rating 4	9,399	12,535	8,911	28,666	13,930	3,640	4,750	—	81,831
Risk rating 5	—	145	339	72	—	52	—	—	608
Risk rating 6	—	536	—	—	—	47	—	—	583
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$10,564	$13,216	$11,882	$29,529	$14,776	$4,704	$7,826	$—	$92,497
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$638	$3,383	$1,697	$936	$545	$746	$150	$—	$8,095
Risk rating 4	2,081	1,957	21,446	11,646	664	19,617	64	—	57,475
Risk rating 5	—	—	—	—	—	—	—	—	—
Risk rating 6	—	—	—	—	—	2,886	—	—	2,886
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,719	$5,340	$23,143	$12,582	$1,209	$23,249	$214	$—	$68,456
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$63,080	$—	$—	$—	$—	$—	$—	$—	$63,080
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$792	$—	$2,700	$2,144	$2,550	$1,250	$34	$—	$9,470
Risk rating 4	4,410	4,118	12,959	6,968	5,737	8,586	1,322	—	44,100
Risk rating 5	281	1,521	1,342	5,757	—	1,364	1,045	—	11,310
Risk rating 6	60	—	1,550	—	—	1,060	—	—	2,670
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,543	$5,639	$18,551	$14,869	$8,287	$12,260	$2,401	$—	$67,550
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural other
Risk ratings 1-3	$634	$523	$106	$137	$2	$210	$3,635	$—	$5,247
Risk rating 4	1,940	1,328	1,863	1,893	463	550	13,531	—	21,568
Risk rating 5	1,683	—	—	—	438	—	608	—	2,729
Risk rating 6	—	172	—	90	—	—	2,338	—	2,600
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,257	$2,023	$1,969	$2,120	$903	$760	$20,112	$—	$32,144
2024 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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
•Negative debt service coverage; however, the credit is well collateralized and payments are current.
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
•Borrower is uncooperative with the loan officer.
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
•Collateral has marginal or no value.
•Debtor cannot be located.
•Over 120 days delinquent.

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status.
The following tables display residential real estate and consumer loans by payment status and year of origination as of December 31:

	2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$72,854	$43,102	$35,251	$42,022	$65,769	$93,563	$—	$14,223	$366,784
Past due 30-89 days	112	284	633	774	830	2,500	—	—	5,133
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	179	191	—	—	370
Total	$72,966	$43,386	$35,884	$42,796	$66,778	$96,254	$—	$14,223	$372,287
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$4,786	$3,252	$2,075	$507	$67	$271	$—	$—	$10,958
Past due 30-89 days	—	12	—	—	—	—	—	—	12
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,786	$3,264	$2,075	$507	$67	$271	$—	$—	$10,970
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$44,467	$41	$44,508
Past due 30-89 days	—	—	—	—	—	—	115	—	115
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$44,582	$41	$44,623
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$7,870	$6,374	$5,501	$4,088	$2,238	$2,556	$—	$—	$28,627
Past due 30-89 days	—	—	11	9	—	1	—	—	21
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,870	$6,374	$5,512	$4,097	$2,238	$2,557	$—	$—	$28,648
2025 year-to-date gross charge-offs	$19	$15	$93	$38	$9	$53	$—	$—	$227
Consumer: Secured - indirect
Current	$4,327	$4,457	$14,532	$5,133	$3,609	$5,084	$—	$—	$37,142
Past due 30-89 days	—	82	198	—	—	34	—	—	314
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,327	$4,539	$14,730	$5,133	$3,609	$5,118	$—	$—	$37,456
2025 year-to-date gross charge-offs	$—	$8	$—	$—	$—	$13	$—	$—	$21

	2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Unsecured
Current	$1,686	$689	$171	$34	$5	$—	$796	$—	$3,381
Past due 30-89 days	5	—	—	—	—	—	1	—	6
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,691	$689	$171	$34	$5	$—	$797	$—	$3,387
2025 year-to-date gross charge-offs	$540	$4	$14	$1	$1	$—	$—	$—	$560

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,991	$35,105	$45,916	$73,607	$47,057	$62,303	$—	$8,579	$328,558
Past due 30-89 days	173	162	331	287	907	2,043	—	—	3,903
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	163	28	91	—	—	282
Total	$56,164	$35,267	$46,247	$74,057	$47,992	$64,437	$—	$8,579	$332,743
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential real estate: Junior lien
Current	$4,229	$3,092	$800	$86	$71	$358	$—	$—	$8,636
Past due 30-89 days	—	—	—	19	—	—	—	—	19
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,229	$3,092	$800	$105	$71	$358	$—	$—	$8,655
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$39,464	$—	$39,464
Past due 30-89 days	—	—	—	—	—	—	10	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$39,474	$—	$39,474
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$10,990	$9,498	$6,535	$3,947	$2,166	$1,880	$—	$—	$35,016
Past due 30-89 days	—	—	15	—	—	—	—	—	15
Past due 90 or more days	—	—	—	—	19	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$10,990	$9,498	$6,550	$3,947	$2,185	$1,880	$—	$—	$35,050
2025 year-to-date gross charge-offs	$16	$93	$9	$—	$27	$8	$—	$—	$153

	2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$6,526	$22,624	$7,682	$4,990	$4,018	$3,064	$—	$—	$48,904
Past due 30-89 days	42	51	50	28	54	7	—	—	232
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,568	$22,675	$7,732	$5,018	$4,072	$3,071	$—	$—	$49,136
2025 year-to-date gross charge-offs	$—	$67	$64	$—	$—	$3	$—	$—	$134
Consumer: Unsecured
Current	$1,654	$656	$211	$22	$16	$—	$835	$—	$3,394
Past due 30-89 days	—	—	2	—	—	—	2	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,654	$656	$213	$22	$16	$—	$837	$—	$3,398
2025 year-to-date gross charge-offs	$2,047	$15	$21	$—	$—	$2	$21	$—	$2,106
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

The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the years ended December 31:

	2025
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$18	0.01%	$—	0.00%	$3,144	1.66%	$975	0.52%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	—	0.00%	1,483	0.65%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	1,389	1.99%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	—	0.00%	776	2.40%	—	0.00%
Residential real estate
Senior lien	—	0.00%	85	0.02%	—	0.00%	—	0.00%
Total	$18		$1,474		$5,403		$975

	2024
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$1,782	0.80%	$10	0.00%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	818	0.46%	1,353	0.76%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	1,305	1.93%	281	0.42%	—	0.00%
Agricultural other	132	0.41%	—	0.00%	—	0.00%	1,107	3.44%
Consumer
Secured - indirect	—	0.00%	—	0.00%	1	0.00%	—	0.00%
Total	$132		$3,905		$1,645		$1,107
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $221 and $43 in additional funds in connection with modified loans at December 31, 2025 and 2024, respectively, as displayed in the tables above.

The following tables summarize the financial effect of the modifications granted to borrowers experiencing financial difficulty for the years ended December 31:

	2025
	Payment Delay Term	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	8 months	10.00%	1.03
Commercial real estate
Commercial mortgage owner occupied	N/A	N/A	15.00
Agricultural
Agricultural mortgage	4 months	N/A	N/A
Agricultural other	N/A	N/A	0.50
Residential real estate
Senior lien	6 months	N/A	N/A

	2024
	Payment Delay Term	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	4 months	N/A	3.00
Commercial real estate
Commercial mortgage owner occupied	7 months	N/A	3.00
Agricultural
Agricultural mortgage	5 months	N/A	6.27
Agricultural other	4 months	0.50%	0.33
Consumer
Secured - indirect	N/A	N/A	1.33
We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the performance of such loans that were modified within the past 12 months prior to December 31:

	2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$3,252	$—	$885	$—	$4,137
Commercial real estate
Commercial mortgage owner occupied	1,483	—	—	—	1,483
Agricultural
Agricultural mortgage	1,389	—	—	—	1,389
Agricultural other	776	—	—	—	776
Residential real estate
Senior lien	—	85	—	—	85
Total	$6,900	$85	$885	$—	$7,870

	2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$1,782	$10	$—	$—	$1,792
Commercial real estate
Commercial mortgage owner occupied	2,171	—	—	—	2,171
Agricultural
Agricultural mortgage	1,586	—	—	—	1,586
Agricultural other	1,239	—	—	—	1,239
Consumer
Secured - indirect	1	—	—	—	1
Total	$6,779	$10	$—	$—	$6,789
We had no loans that defaulted for the years ended December 31, 2025 and 2024 which were modified within 12 months prior to the default date.
ACL - Loans
The credit quality of our loan portfolio is continuously monitored and is reflected within the ACL for loans. The ACL is an estimate of expected losses over the contractual life of our loan portfolio. The ACL is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.
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

The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio. These qualitative factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the model reverts back to the historical rates of default and severity of loss. Qualitative factors include:
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
•Competition, legal, and regulatory; and
•Changes in the value of underlying collateral.
A summary of changes in the ACL and the recorded investment in loans by segments are as follows for the years ended December 31:

	2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	(83)	—	—	(1)	(808)	(892)
Recoveries	93	60	4	99	2,012	2,268
Provision (reversal) for credit losses	(190)	718	36	440	(1,548)	(544)
December 31, 2025	$1,136	$5,949	$327	$5,059	$1,256	$13,727

	2024
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2023	$968	$5,878	$270	$4,336	$1,656	$13,108
Charge-offs	(381)	—	—	(10)	(2,393)	(2,784)
Recoveries	42	355	6	128	353	884
Provision (reversal) for credit losses	687	(1,062)	11	67	1,984	1,687
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
The following table illustrates the two main components of the ACL as of December 31:

	2025	2024
ACL
Individually evaluated	$259	$—
Collectively evaluated	13,468	12,895
Total	$13,727	$12,895
ACL to loans
Individually evaluated	0.02%	0.00%
Collectively evaluated	0.87%	0.91%
Total	0.89%	0.91%

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of December 31:

	2025		2024
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$442	$95	$—	$—
Commercial real estate	3,766	164	—	—
Agricultural	—	—	—	—
Residential real estate	370	—	254	—
Consumer	—	—	—	—
Total	$4,578	$259	$254	$—
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell, when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis include $4,578 in collateral dependent loans secured by commercial equipment, commercial real estate, and residential real estate of $442, $3,766, and $370, respectively.
Note 4 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2025	2024
Land	$6,309	$6,309
Buildings and improvements	38,376	36,370
Furniture and equipment	35,319	33,960
Total	80,004	76,639
Less: accumulated depreciation	51,004	48,980
Premises and equipment, net	$29,000	$27,659
Depreciation expense amounted to $2,138, $2,086, and $1,978 in 2025, 2024, and 2023, respectively.
Note 5 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2025 and 2024.
Identifiable intangible assets were as follows as of December 31:

	2025
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,579	$—

	2024
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,578	$1
Amortization expense associated with identifiable intangible assets was $1, $1, and $3 in 2025, 2024, and 2023, respectively.

Note 6 – Deposits
The following table displays deposit balances as of December 31:

	2025	2024
Noninterest bearing demand deposits	$426,342	$416,373
Interest bearing deposits
Interest bearing demand deposits	266,187	237,548
Money market deposits	436,631	423,883
Savings	280,429	281,665
Certificates of deposit	410,065	387,591
Total	$1,819,654	$1,747,060
Scheduled annual maturities of time deposits for each of the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2026	$376,807
2027	13,339
2028	7,770
2029	7,235
2030	4,914
Thereafter	—
Total	$410,065
Time deposits greater than $250 totaled $139,924 and $133,691 at December 31, 2025 and 2024, respectively.
Note 7 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to three days from the transaction date.
A summary of borrowed funds without stated maturity dates was as follows for the years ended December 31:

	2025			2024
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$68,284	$51,057	3.28%	$56,051	$44,808	3.18%
Federal funds purchased	—	6	5.19%	—	1	5.55%
FRB Discount Window	—	367	4.35%	5,300	315	4.80%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $87,752 and $67,539 at December 31, 2025 and 2024, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows at December 31:

	2025		2024
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$68,000	3.45%	$53,567	3.18%

We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2025	2024
Pledged to secure borrowed funds	$424,163	$395,286
Pledged to secure repurchase agreements	87,752	67,539
Pledged for public deposits and for other purposes necessary or required by law	69,337	86,162
Total	$581,252	$548,987
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2025	2024
U.S. Treasury	$78,992	$57,271
Mortgage-backed securities	6,928	7,979
Collateralized mortgage obligations	1,832	2,289
Total	$87,752	$67,539
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of December 31, 2025, we had the ability to borrow up to an additional $345,516, without pledging additional collateral.
FHLB advances
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rate of FHLB advances as of December 31:

	2025		2024
	Amount	Rate	Amount	Rate
Fixed rate due 2025	$—	0.00%	$30,000	4.52%
Fixed rate due 2026	45,000	3.92%	—	0.00%
FHLB advances outstanding as of December 31, 2025 were short-term, with maturities in the first quarter of 2026.
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
The following table summarizes our outstanding notes at December 31:

	2025		2024
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(486)		(576)
Total subordinated debt, net	$29,514		$29,424

Note 8 – Benefit Plans
401(k) Plan
We have a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The plan includes a matching safe harbor contribution for all eligible employees equal to 100% of the first 5.0% of an employee’s compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor matching contributions.
For 2025, 2024 and 2023, expenses attributable to the plan were $954, $965, and $885, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2025	2024
Change in benefit obligation
Benefit obligation, beginning balance	$6,403	$6,628
Interest cost	317	294
Actuarial loss (gain)	169	(76)
Benefits paid, including plan expenses	(757)	(443)
Benefit obligation, ending balance	6,132	6,403
Change in plan assets
Fair value of plan assets, beginning balance	7,303	7,066
Investment return (loss)	1,031	680
Contributions	—	—
Benefits paid, including plan expenses	(757)	(443)
Fair value of plan assets, ending balance	7,577	7,303
Surplus (deficiency) in funded status, ending balance	$1,445	$900
Accumulated benefit obligation, ending balance	$6,132	$6,403

	2025	2024
Change in accrued pension benefit costs
Accrued benefit cost, beginning balance	$900	$438
Contributions	—	—
Net periodic benefit (cost) credit	91	82
Net change in unrecognized actuarial loss and prior service cost	454	380
Prepaid (accrued) pension liability, ending balance	$1,445	$900
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

The components of net periodic benefit cost are as follows for the years ended December 31:

	2025	2024	2023
Interest cost on benefit obligation	$317	$294	$317
Expected return on plan assets	(411)	(402)	(371)
Amortization of unrecognized actuarial net loss	—	26	149
Settlement loss	3	—	—
Net periodic benefit cost (credit)	$(91)	$(82)	$95
Settlement losses during 2025 were recognized in connection with lump-sum benefit distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump-sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
The components of accumulated other comprehensive income are as follows for the years ended December 31:

	2025	2024	2023
Transition (asset) obligation	$—	$—	$—
Net (gain) loss	48	502	882
Past service (credit) cost	—	—	—
Accumulated other comprehensive income	$48	$502	$882
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2025	2024	2023
Discount rate	5.05%	5.32%	4.69%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2025	2024	2023
Discount rate	5.32%	4.69%	4.88%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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
Pension Plan Assets
Our overall investment strategy is to moderately grow the portfolio by investing 50% of the portfolio in equity securities and 50% in fixed income securities. This strategy is designed to generate a long-term rate of return of 6.00%.  Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index.  Fixed income securities are invested in the Bond Market Index.  The plan has appropriate assets invested in short-term investments to meet near-term benefit payments.
The asset mix and the sector weighting of the investments are determined by our benefits committee, which is comprised of members of our management. To manage the plan, we retain a third-party investment advisor to conduct consultations. We review the performance of the advisor at least annually.

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2025		2024
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$52	$52	$234	$234
Common collective trusts
Fixed income	3,537	3,537	3,322	3,322
Equity investments	3,988	3,988	3,747	3,747
Total	$7,577	$7,577	$7,303	$7,303
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 and 2024:
•Short-term investments: Shares of a money market portfolio valued at amortized cost, which approximates fair value.
•Common collective trusts: These investments are public investment securities valued using the NAV provided by a third-party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.
We anticipate contributions to the plan in 2026 to approximate net contribution costs.
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2026	$1,023
2027	514
2028	525
2029	565
2030	525
2031 - 2035	2,190
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
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board of Directors or upon the occurrence of certain other events. The participant is eligible to receive a distribution in the form of shares of our common stock of all of the stock units that are then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock in the open market to meet our obligations under the Directors Plan.
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

The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2025		2024
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	98,611	$4,931	101,493	$2,638
Shares held in Rabbi Trust	129,618	6,481	142,535	3,704
Cash Incentive Plans
Executive Cash Incentive Plan
We provide an executive cash incentive plan, which provides separate potential payouts for Isabella Bank’s CEO, President, and CFO based on achievement of personal and corporate goals. The potential payouts under the plan range from 22.8% to 35% of the employee’s annual salary. Expenses related to this plan for 2025, 2024, and 2023 were $249, $103, and $53 respectively.
Employee Cash Incentive Plan
We provide cash incentive plans to reward employees above and beyond their base salaries when our performance and operating profitability exceed established annual targets. Incentives are also awarded for achievement of personal performance goals. Expenses related to this plan for 2025, 2024 and 2023 were $1,574, $1,485, and $796, respectively.
Restricted Stock Plan
Under the RSP, an equity-based bonus plan, we may award restricted stock bonuses to eligible employees on an annual basis that are not fully transferable or vested until certain conditions are met. Currently, the eligible employees are the Bank’s CEO, President, and CFO. The RSP authorizes the issuance of unvested restricted stock to an eligible employee with a maximum award ranging from 25% to 40% of the employee’s annual salary, on a calendar year basis. The employee must also satisfy the annual performance targets and measures established by the Board of Directors. If these grant conditions are not satisfied, then the award of restricted shares will lapse or be adjusted appropriately, at the discretion of the Board of Directors. All such grant agreements contain vesting conditions and clawback provisions.
A summary of changes in nonvested restricted stock awards follows for the years ended December 31:

	2025		2024
	Number of Shares	Fair Value	Number of Shares	Fair Value
Beginning balance	14,733	$323	27,072	$592
Granted	6,125	144	3,901	76
Vested	(8,023)	(173)	(16,240)	(345)
Forfeited	—	—	—	—
Ending balance	12,835	$294	14,733	$323
Expenses related to the RSP for 2025, 2024, 2023 were $64, $95, and $253 respectively. As of December 31, 2025, there was $153 of total remaining unrecognized compensation expense related to nonvested restricted stock awards granted under the RSP. The remaining expense is expected to be recognized over a weighted-average service period of 2.75 years.
Other Employee Benefit Plans
We maintain nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2025, 2024 and 2023 were $467, $529, and $345, respectively. Expenses are recognized over the participants’ expected years of service.
We maintain a self-funded medical plan under which we are responsible for the first $150 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $3,540 in 2025, $2,895 in 2024 and $2,281 in 2023.

Note 9 – Capital Ratios and Shareholders’ Equity
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). As of December 31, 2025 and 2024, we met all capital adequacy requirements.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. As of December 31, 2025 and 2024, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC’s prompt corrective action regulations, as amended to reflect the changes under Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categories.
The following tables set forth these requirements and our ratios, both on a bank-only and on a consolidated basis, as of December 31:

	2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$182,116	11.20%	$113,783	7.00%	$105,656	6.50%
Consolidated	191,137	11.73%	114,114	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	182,116	11.20%	138,165	8.50%	130,038	8.00%
Consolidated	191,137	11.73%	138,568	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	196,336	12.08%	170,675	10.50%	162,547	10.00%
Consolidated	234,871	14.41%	171,172	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	182,116	8.45%	86,170	4.00%	107,713	5.00%
Consolidated	191,137	8.84%	86,476	4.00%	N/A	N/A

	2024
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$172,589	11.53%	$104,783	7.00%	$97,299	6.50%
Consolidated	183,348	12.21%	105,136	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	172,589	11.53%	127,237	8.50%	119,753	8.00%
Consolidated	183,348	12.21%	127,665	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	185,997	12.43%	157,175	10.50%	149,691	10.00%
Consolidated	226,179	15.06%	157,703	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	172,589	8.36%	82,602	4.00%	103,252	5.00%
Consolidated	183,348	8.86%	82,803	4.00%	N/A	N/A
(1) “Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. At December 31, 2025, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.
The following table provides a roll-forward of the changes in AOCI by component for the years ended December 31, 2023, 2024, and 2025 (net of tax):

	Unrealized Gains (Losses) on AFS Securities	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, December 31, 2022	$(35,828)	$(1,366)	$(37,194)
OCI before reclassifications	13,365	752	14,117
Amounts reclassified from AOCI	(67)	95	28
Subtotal	13,298	847	14,145
Tax effect	(2,669)	(178)	(2,847)
OCI, net of tax	10,629	669	11,298
Balance, December 31, 2023	(25,199)	(697)	(25,896)
OCI before reclassifications	5,339	462	5,801
Amounts reclassified from AOCI	—	(82)	(82)
Subtotal	5,339	380	5,719
Tax effect	(1,098)	(80)	(1,178)
OCI, net of tax	4,241	300	4,541
Balance, December 31, 2024	(20,958)	(397)	(21,355)
OCI before reclassifications	16,589	545	17,134
Amounts reclassified from AOCI	—	(91)	(91)
Subtotal	16,589	454	17,043
Tax effect	(3,616)	(95)	(3,711)
OCI, net of tax	12,973	359	13,332
Balance, December 31, 2025	$(7,985)	$(38)	$(8,023)

Included in OCI are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the years ended December 31:

	2025			2024			2023
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(631)	$17,220	$16,589	$113	$5,226	$5,339	$589	$12,776	$13,365
Reclassification adjustment for net (gains) losses included in net income	—	—	—	—	—	—	—	(67)	(67)
Net unrealized gains (losses)	(631)	17,220	16,589	113	5,226	5,339	589	12,709	13,298
Tax effect	—	(3,616)	(3,616)	—	(1,098)	(1,098)	—	(2,669)	(2,669)
Unrealized gains (losses), net of tax	$(631)	$13,604	$12,973	$113	$4,128	$4,241	$589	$10,040	$10,629
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2025	2024	2023
Unrealized gains (losses) on AFS securities
	$—	$—	$67	Other noninterest income
	—	—	14	Income tax expense
	$—	$—	$53	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$(91)	$(82)	$95	Other noninterest expenses
	(19)	(17)	20	Income tax expense
	$(72)	$(65)	$75	Net income

Note 10 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. For further information related to potential common shares that may be issued relate solely to outstanding shares in the Directors Plan and grant awards under the RSP, see “Note 8 – Benefit Plans.”
Earnings per common share have been computed based on the following for the years ended December 31:

	2025	2024	2023
Average number of common shares outstanding for basic calculation	7,372,434	7,465,343	7,511,591
Average potential effect of common shares in the Directors Plan (1)	—	—	34,962
Average potential effect of common shares in the RSP	13,428	17,031	28,939
Average number of common shares outstanding used to calculate diluted earnings per common share	7,385,862	7,482,374	7,575,492
Net income	$18,910	$13,889	$18,167
Earnings per common share
Basic	$2.56	$1.86	$2.42
Diluted	$2.56	$1.86	$2.40
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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the years ended December 31, 2025, 2024 and 2023, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the years ended December 31, 2025, 2024 and 2023.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the years ended December 31:

	2025	2024	2023
Debit card income	$4,224	$4,151	$4,063
Trust service fees	3,522	3,438	3,110
Customer overdraft fees	2,267	2,199	2,051
ATM income	1,066	1,078	988
Service charges and fees related to deposit accounts	946	633	539
Investment advisory fees	725	603	447
Other	540	392	351
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.

Note 12 – Federal Income Taxes
Cash taxes paid for the year ended December 31:

2025
Federal	$2,200
Components of the consolidated provision for federal income taxes are summarized as follows for the years ended December 31:

	2025	2024	2023
Federal tax expense	$5,175	$2,819	$2,657
Deferred expense (benefit)	38	(310)	1,008
Income tax expense	$5,213	$2,509	$3,665
We did not have any income tax expense (benefit) in state or foreign jurisdictions.
Income tax expense for the year ended December 31, 2025 differed from the federal statutory rate applied to income before income taxes for the following reasons in accordance with ASU 2023-09:

	2025
	Amount	% of Pretax Income
U.S. federal statutory tax rate	$5,066	21.00%
Tax credits
Low income housing (1)	(181)	(0.75)%
Other	(68)	(0.28)%
Nontaxable or nondeductible Items
Tax-exempt interest	(387)	(1.60)%
BOLI income	(240)	(0.99)%
Other	53	0.22%
Other adjustments
Deferred tax write off (2)	942	3.90%
Other	28	0.11%
Total	$5,213	21.61%
(1) Company has adopted proportional amortization for low income housing tax credits. Therefore, the tax credits category includes the tax credit and other tax benefits, net of the proportional amortization.
(2) Prior period adjustment relates to deferred tax assets no longer realizable due to statute expiration.
Income tax expense for the years ended December 31, 2024 and 2023 differed from the federal statutory rate applied to income before income taxes for the following reasons before the adoption of ASU 2023-09:

	2024	2023
Income taxes at statutory rate	$3,444	$4,585
Effect of nontaxable income
Interest income on tax exempt municipal securities	(490)	(552)
Earnings on corporate owned life insurance policies	(211)	(193)
Other	497	292
Total effect of nontaxable income	(204)	(453)
Effect of nondeductible expenses	93	86
Effect of tax credits	(824)	(602)
Unrecognized deferred tax benefit	—	49
Federal income tax expense	$2,509	$3,665
The unrecognized deferred tax benefit recorded during 2023 related to a low income housing tax credit investment. The sale of this investment resulted in a capital loss carryforward that is unlikely to be recognized in the foreseeable future. As such, we did not recognize a deferred tax asset as of December 31, 2025 and 2024 related to our low income housing tax credit investment.
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

	2025	2024
Deferred tax assets
Allowance for credit losses	$2,928	$2,715
Deferred compensation	1,176	1,148
Employee benefit plans	236	112
Core deposit premium and acquisition expenses	—	764
Net unrealized losses on AFS securities	1,913	5,529
Net unrecognized actuarial losses on pension plan	10	105
Life insurance death benefit payable	576	497
Contract incentives	451	46
Lease liability	213	273
Other	505	494
Total deferred tax assets	8,008	11,683
Deferred tax liabilities
Prepaid pension cost	(310)	(294)
Premises and equipment	(1,571)	(1,592)
Accretion on securities	(552)	(482)
Core deposit premium and acquisition expenses	(813)	(1,059)
Deferred loan costs, net	(628)	(699)
Right of use asset	(213)	(273)
Other	(576)	(190)
Total deferred tax liabilities	(4,663)	(4,589)
Net deferred tax assets (liabilities)	$3,345	$7,094
While we are subject to U.S. federal income tax, we are no longer subject to examination by taxing authorities for years before 2022. There are no material uncertain tax positions requiring recognition in our consolidated financial statements.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2025 and 2024 and we are not aware of any claims for such amounts by federal income tax authorities.
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
AFS securities: AFS securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. Level 2 fair value measurement is based upon quoted prices for similar instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. The values for Level 1 and Level 2 investment securities are generally obtained from an independent third-party. On a quarterly basis, we compare the values provided to alternative pricing sources.

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
The following tables list the quantitative fair value information about loans measured at fair value on a nonrecurring basis as of December 31:

	2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$4,319	Real Estate	20% - 25%	20%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%

	2024
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$254	Real Estate	20%	20%
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
The following tables list the quantitative information about OMSR fair value measurement as of December 31:

2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,090	Constant prepayment rate	7%
		Discount rate	11%

2024
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,483	Constant prepayment rate	7%
		Discount rate	11%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$26,041	$26,041	$26,041	$—	$—
FHLB stock (1)	5,600	N/A	—	—	—
Mortgage loans HFS	423	429	—	429	—

Loans	1,536,364	1,502,009	—	—	1,502,009
Less allowance for credit losses	13,727	13,727	—	—	13,727
Net loans	1,522,637	1,488,282	—	—	1,488,282
Accrued interest receivable	8,397	8,397	8,397	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,409,589	1,409,589	1,409,589	—	—
Deposits with stated maturities	410,065	409,191	—	409,191	—
Short-term borrowings	68,000	66,355	—	66,355	—
FHLB advances	45,000	45,004	—	45,004	—
Subordinated debt, net of unamortized issuance costs	29,514	29,095	—	29,095	—
Accrued interest payable	1,059	1,059	1,059	—	—

	2024
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$24,542	$24,542	$24,542	$—	$—
FHLB stock (1)	12,762	N/A	—	—	—
Mortgage loans HFS	242	247	—	247	—

Loans	1,423,571	1,363,883	—	—	1,363,883
Less allowance for credit losses	12,895	12,895	—	—	12,895
Net loans	1,410,676	1,350,988	—	—	1,350,988
Accrued interest receivable	8,085	8,085	8,085	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,359,469	1,359,469	1,359,469	—	—
Deposits with stated maturities	387,591	385,200	—	385,200	—
Short-term borrowings	53,567	53,503	—	53,503	—
FHLB advances	30,000	30,000	—	30,000	—
Subordinated debt, net of unamortized issuance costs	29,424	27,658	—	27,658	—
Accrued interest payable	1,051	1,051	1,051	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2025				2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$197,534	$—	$197,534	$—	$220,571	$—	$220,571	$—
States and political subdivisions	69,205	—	69,205	—	76,568	—	76,568	—
Auction rate money market preferred	2,413	—	2,413	—	3,044	—	3,044	—
Mortgage-backed securities	22,252	—	22,252	—	26,886	—	26,886	—
Collateralized mortgage obligations	200,466	—	200,466	—	154,674	—	154,674	—
Corporate	5,921	—	5,921	—	7,286	—	7,286	—
Total AFS securities	497,791	—	497,791	—	489,029	—	489,029	—
Nonrecurring items
Collateral dependent (net of ACL)	4,319	—	—	4,319	254	—	—	254
OMSR	2,090	—	—	2,090	2,185	—	—	2,185
Foreclosed assets	938	—	—	938	544	—	—	544
Total	$505,138	$—	$497,791	$7,347	$492,012	$—	$489,029	$2,983
Percent of assets and liabilities measured at fair value		0.00%	98.55%	1.45%		0.00%	99.39%	0.61%
We recorded impairments of $3 and $1 through earnings related to fair value changes in OMSR for the years ended December 31, 2025 and 2024. We also recorded impairments of $89 and $0 through earnings related to fair value changes in foreclosed assets for the years ended December 31, 2025 and 2024. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of December 31, 2025 and 2024.
Note 14 – Off-Balance-Sheet Activities, Commitments and Other Matters
Credit-Related Financial Instruments
We are party to credit-related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of our customers. These financial instruments involve, to varying degrees, elements of credit and IRR in excess of the amounts recognized in the consolidated balance sheets. The contractual or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of December 31:

	2025	2024
Unfunded commitments under lines of credit	$320,446	$312,577
Commercial and standby letters of credit	2,238	2,125
Commitments to originate new loans	27,218	26,558
Total	$349,902	$341,260
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

Commercial and standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit generally mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on our credit evaluation of the borrower. While we consider standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.

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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. There were undesignated interest rate lock commitments of $230 and $0 at December 31, 2025 and 2024, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. There were undesignated forward loan sale commitments of $426 and $242 at December 31, 2025 and 2024, respectively. The fair value of these forward loan sale commitments was $432 and $247 at December 31, 2025 and 2024, respectively.
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

The allowance was $493 and $512 at December 31, 2025 and 2024, and is reported as a component of other liabilities. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.
Other Matters
Correspondent banks may require us to maintain minimum cash reserve balances. The reserve balances related to correspondent banks amounted to $450 for the years ended December 31, 2025 and 2024.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2025, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2026, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $31,400.
Note 15 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2025	2024
Balance, January 1	$2,951	$19,527
New loans	1,443	1,962
Repayments	(3,531)	(18,538)
Balance, December 31	$863	$2,951
Total deposits of these principal officers and directors and their affiliates amounted to $5,050 and $4,024 at December 31, 2025 and 2024, respectively.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 20,000 shares of our common stock as of December 31, 2025 and 2024. Such shares are included in the computation of dividends and earnings per share.
The following table displays total assets of, and our donations to, the Foundation as of, and for the years ended December 31:

	2025	2024	2023
Total assets	$1,521	$1,236	$1,221
Donations	—	—	—

Note 16 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2025	2024
Assets
Cash on deposit at the Bank	$31,119	$34,498
Investments in subsidiaries	179,352	156,486
Premises and equipment	1,084	1,140
Other assets	49,732	47,663
Total assets	$261,287	$239,787
Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized issuance costs	$29,514	$29,424
Other liabilities	377	87
Shareholders’ equity	231,396	210,276
Total liabilities and shareholders’ equity	$261,287	$239,787
Condensed Statements of Income

	Year Ended December 31
	2025	2024	2023
Income
Dividends from subsidiaries	$12,000	$22,000	$30,000
Interest income	503	511	191
Other income	10	11	13
Total income	12,513	22,522	30,204
Expenses
Management fee	1,180	1,188	952
Interest expense	1,065	1,065	1,065
Audit, consulting, and legal fees	868	561	577
Director fees	293	357	408
Other	416	362	354
Total expenses	3,822	3,533	3,356
Income before income tax benefit and equity in undistributed earnings of subsidiaries	8,691	18,989	26,848
Federal income tax benefit	685	626	654
Income before equity in undistributed earnings of subsidiaries	9,376	19,615	27,502
Undistributed earnings of subsidiaries	9,534	(5,726)	(9,335)
Net income	$18,910	$13,889	$18,167

Condensed Statements of Cash Flows

	Year Ended December 31
	2025	2024	2023
Operating activities
Net income	$18,910	$13,889	$18,167
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(9,534)	5,726	9,335
Share-based payment awards	341	476	782
Amortization of subordinated debt issuance costs	90	89	90
Depreciation	56	56	52
Deferred income tax expense (benefit)	(62)	313	228
Net changes in:
Other assets	(2,007)	(27)	(255)
Other liabilities	290	(2)	(199)
Net cash provided by (used in) operating activities	8,084	20,520	28,200
Investing activities
Net (purchases) sales of premises and equipment	—	—	(77)
Net cash provided by (used in) investing activities	—	—	(77)
Financing activities
Cash dividends paid on common stock	(8,085)	(8,147)	(8,216)
Proceeds from the issuance of common stock	1,331	1,523	1,617
Common stock repurchased	(4,709)	(3,076)	(3,415)
Common stock purchased for deferred compensation obligations	—	(1,332)	(1,624)
Net cash provided by (used in) financing activities	(11,463)	(11,032)	(11,638)
Increase (decrease) in cash and cash equivalents	(3,379)	9,488	16,485
Cash and cash equivalents at beginning of period	34,498	25,010	8,525
Cash and cash equivalents at end of period	$31,119	$34,498	$25,010

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2025.
Item 9B. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended December 31, 2025, none of the Corporation’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We incorporate by reference the information responsive to this Item appearing in our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed no later than 120 days after December 31, 2025.
Item 11. Executive Compensation.
We incorporate by reference the information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
We incorporate by reference the information responsive to this Item appearing in our 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

(a)	(1)	Financial Statements: The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm, Plante & Moran, PLLC (PCAOB ID: 166)
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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3.1	Amended Articles of Incorporation (1)
	3.2	Amendment to the Articles of Incorporation (2)
	3.3	Amendment to the Articles of Incorporation (3)
	3.4	Amendment to the Articles of Incorporation (4)
	3.5	Amendment to the Articles of Incorporation (5)
	3.6	Second Amended and Restated Bylaws, as amended on September 24, 2025 (6)
	4.1	Indenture, dated June 2, 2021, by and between Isabella Bank Corporation and UMB Bank, National Association, as trustee (7)
	4.2	Form of 3.25% Fixed to Floating Rate Subordinated Note due 2031 (8)
	10.1	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors* (9)
	10.2	Isabella Bank Corporation Retirement Bonus Plan* (10)
	10.3	Isabella Bank Corporation Split Dollar Plan* (11)
	10.4	Second Amended and Restated Isabella Bank Corporation Supplemental Executive Retirement Plan, as amended on January 1, 2025* (12)
	10.5	Isabella Bank Corporation Restricted Stock Plan* (13)
	10.6	Isabella Bank Corporation Executive Cash Incentive Plan* (14)
	10.7	Isabella Bank Corporation Executive Clawback Policy* (15)
	10.8	Form of Subordinated Note Purchase Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (16)
	10.9	Form of Registration Rights Agreement, dated as of June 2, 2021, by and among the Corporation and the several Purchasers (17)
	19	Isabella Bank Corporation Directors and Executive Officers Operating Policy on Trading in ISBA Common Stock (18)
	21	Subsidiaries of the Registrant
	23.1	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	23.2	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**
104	Cover Page Interactive Data File

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as Exhibit 3(d) to of the Corporation’s Annual Report on Form 10-K filed with the SEC on March 27, 2001, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as Exhibit 3(d) to of the Corporation’s Annual Report on Form 10-K filed with the SEC on March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on May 16, 2008, and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on September 30, 2025, and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2021, and incorporated herein by reference.
(8)	Included as Exhibit A-1 to the Indenture incorporated herein by reference as Exhibit 4.1 hereto.
(9)	Previously filed as Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on March 13, 2019, and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2008, and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on March 31, 2015, and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2025, and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.6 of the Corporation’s Current Report on Form 8-K filed with the SEC on April 1, 2024, and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.5 of the Corporation’s Current Report Form 8-K filed with the SEC on April 1, 2024, and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 1, 2024, and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2021, and incorporated herein by reference.
(17)	Previously filed as an Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2021, and incorporated herein by reference.
(18)	Previously filed as an Exhibit 19 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 13, 2025, and incorporated herein by reference.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jerome E. Schwind	Date:	March 13, 2026
Jerome E. Schwind, President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 13, 2026
Dr. Jeffrey J. Barnes

/s/ David B. Behen	Director	March 13, 2026
David B. Behen

/s/ Jill Bourland	Director	March 13, 2026
Jill Bourland

/s/ Melinda M. Coffin	Director	March 13, 2026
Melinda M. Coffin

/s/ Jae A. Evans	Director	March 13, 2026
Jae A. Evans

/s/ Jennifer L. Gill	Controller	March 13, 2026
Jennifer L. Gill

/s/ Neil M. McDonnell	Isabella Bank President and Director	March 13, 2026
Neil M. McDonnell

/s/ Sarah R. Opperman	Director	March 13, 2026
Sarah R. Opperman

/s/ Gerald J. Ritzert	Chief Financial Officer (Principal Financial Officer)	March 13, 2026
Gerald J. Ritzert

/s/ Vicki L. Rupp	Director	March 13, 2026
Vicki L. Rupp

/s/ Brian R. Sackett	Director	March 13, 2026
Brian R. Sackett

/s/ Jerome E. Schwind	President, Chief Executive Officer (Principal Executive Officer), and Director	March 13, 2026
Jerome E. Schwind

/s/ Brian B. Tessin	Director	March 13, 2026
Brian B. Tessin