Form 10-Q
period 2026-03-31
ISABELLA BANK CORP
filed 2026-05-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,332,561 as of May 4, 2026.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2026 (this “Form 10-Q”) or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

ACL: Allowance for credit losses	FHLB: Federal Home Loan Bank of Chicago
AFS: Available-for-sale	FRB: Board of Governors of the Federal Reserve System
ALCO: Asset-Liability Committee	Freddie Mac: Federal Home Loan Mortgage Corporation
ALLL: Allowance for loan and lease losses	FTE: Fully taxable equivalent
AOCI: Accumulated other comprehensive income	GAAP: U.S. generally accepted accounting principles
ASC: FASB Accounting Standards Codification	HFS: Held-for-sale
ASU: FASB Accounting Standards Update	HFI: Held-for-investment
ATM: Automated teller machine	IRR: Interest rate risk
AUM: Assets under management	IT: Information Technology
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
Board: Board of Directors of Isabella Bank Corporation	N/M: Not meaningful
BOLI: Bank-owned life insurance	Nasdaq: Nasdaq Stock Market Index
CECL: Current expected credit losses	NAV: Net asset value
CFPB: Consumer Financial Protection Bureau	NIM: Net interest margin
CIK: Central Index Key	NSF: Non-sufficient funds
DIF: Deposit Insurance Fund	OCI: Other comprehensive income (loss)
DIFS: Michigan Department of Insurance and Financial Services	OMSR: Originated mortgage servicing rights
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	PCAOB: Public Company Accounting Oversight Board
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	Rabbi Trust: A trust established to fund our Directors Plan
ESPP: Isabella Bank Corporation 2025 Employee Stock Purchase Plan	RSP: Isabella Bank Corporation Restricted Stock Plan
ETR: Effective tax rate	SEC: U.S. Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SOX: Sarbanes-Oxley Act of 2002
FDIC: Federal Deposit Insurance Corporation	XBRL: eXtensible Business Reporting Language
FFIEC: Federal Financial Institutions Examinations Council	Yield Curve: U.S. Treasury Yield Curve

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	March 31 2026	December 31 2025
ASSETS
Cash and demand deposits due from banks	$23,896	$22,935
Federal funds sold and interest bearing balances due from banks	26,209	3,106
Total cash and cash equivalents	50,105	26,041

Marketable securities AFS (amortized cost of $503,366 and $507,689, respectively)	492,744	497,791
Mortgage loans HFS	360	423

Loans held for investment	1,558,941	1,536,364
Allowance for credit losses	(14,014)	(13,727)
Loans, net	1,544,927	1,522,637

FHLB stock, at cost	5,600	5,600
Premises and equipment	29,064	29,000
Cash surrender value of BOLI	46,173	46,133
Goodwill and other intangible assets	48,282	48,282
Other assets	34,701	33,541
Total assets	$2,251,956	$2,209,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest bearing demand deposits	$411,216	$426,342
Interest bearing demand deposits	263,954	266,187
Money market deposits	477,544	436,631
Savings	300,732	280,429
Certificates of deposit	406,399	410,065
Total deposits	1,859,845	1,819,654
Short-term borrowings	113,530	68,000
FHLB advances	—	45,000
Subordinated debt, net of unamortized issuance costs	29,537	29,514
Other liabilities	15,083	15,884
Total liabilities	2,017,995	1,978,052
Shareholders’ equity
Common stock — no par value, 15,000,000 shares authorized: issued and outstanding 7,333,319 shares at March 31, 2026 and 7,322,207 shares at December 31, 2025	123,251	123,204
Shares to be issued for deferred compensation obligations	2,522	2,366
Retained earnings	116,790	113,849
Accumulated other comprehensive loss	(8,602)	(8,023)
Total shareholders’ equity	233,961	231,396
Total liabilities and shareholders’ equity	$2,251,956	$2,209,448

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2026	2025
Interest income
Loans, including fees	$21,464	$19,348
AFS securities
Taxable	2,489	2,103
Nontaxable	499	540
FHLB stock	75	160
Federal funds sold and other	602	482
Total interest income	25,129	22,633
Interest expense
Deposits	7,112	7,463
Short-term borrowings	736	341
FHLB advances	133	38
Subordinated debt	266	266
Total interest expense	8,247	8,108
Net interest income	16,882	14,525
Provision for (reversal of) credit losses	604	(107)
Net interest income after provision for credit losses	16,278	14,632
Noninterest income
Service charges and fees	2,372	1,974
Wealth management fees	1,108	979
Increase in the cash surrender value of BOLI	448	372
Net gain on sale of mortgage loans	33	30
Other	400	173
Total noninterest income	4,361	3,528
Noninterest expenses
Compensation and benefits	7,928	7,383
Occupancy and equipment	2,840	2,600
Other professional services	1,015	711
ATM and debit card fees	558	486
Marketing	506	459
FDIC insurance premiums	306	303
Other	1,509	1,357
Total noninterest expenses	14,662	13,299
Income before income tax expense	5,977	4,861
Income tax expense	985	912
Net income	$4,992	$3,949
Earnings per common share
Basic	$0.68	$0.53
Diluted	0.68	0.53
Cash dividends per common share	0.28	0.28

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2026	2025
Net income	$4,992	$3,949
Unrealized gains (losses) on AFS securities	(724)	5,014
Tax effect (1)	145	(1,098)
Unrealized gains (losses) on AFS securities, net of tax	(579)	3,916
Comprehensive income	$4,413	$7,865
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” of these consolidated financial statements for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	3,949	3,916	7,865
Issuance of common stock	17,332	419	—	—	—	419
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	42	(42)	—	—	—
Share-based payment awards under the Directors Plan	—	—	167	—	—	167
Share-based compensation expense recognized in earnings under the RSP	—	7	—	—	—	7
Common stock repurchased	(45,582)	(1,145)	—	—	—	(1,145)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,033)	—	(2,033)
March 31, 2025	7,408,010	$125,547	$2,508	$104,940	$(17,439)	$215,556

December 31, 2025	7,322,207	$123,204	$2,366	$113,849	$(8,023)	$231,396
Comprehensive income (loss)	—	—	—	4,992	(579)	4,413
Issuance of common stock	9,682	433	—	—	—	433
Common stock issued for deferred compensation under the RSP	9,492	—	—	—	—	—
Share-based payment awards under the Directors Plan	—	—	156	—	—	156
Share-based compensation expense recognized in earnings under the RSP	—	16	—	—	—	16
Common stock repurchased	(8,062)	(402)	—	—	—	(402)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,051)	—	(2,051)
March 31, 2026	7,333,319	$123,251	$2,522	$116,790	$(8,602)	$233,961

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$4,992	$3,949
Reconciliation of net income to net cash provided by operating activities
Provision for (reversal of) credit losses	604	(107)
Depreciation	562	535
Net amortization of AFS securities	188	307
Net gain on sale of mortgage loans	(33)	(30)
Increase in the cash surrender value of BOLI, net of expenses	(444)	(368)
Gains from redemption of BOLI policies	(131)	—
Share-based payment awards	172	174
Origination of loans HFS	(1,575)	(1,043)
Proceeds from loan sales	1,671	1,188
Net changes in:
Other assets	(1,450)	(200)
Other liabilities	(778)	241
Net cash provided by (used in) operating activities	3,778	4,646
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	53,053	21,058
Purchases of AFS securities	(48,918)	(40,362)
Net change in loans HFI	(22,924)	55,576
Purchases of premises and equipment	(536)	(984)
Purchases of BOLI policies	—	(10,583)
Proceeds from redemption of BOLI policies	535	—
Proceeds from sale of FHLB stock	—	7,162
Proceeds from sales of foreclosed assets	375	58
Low income housing tax credit investments	—	(3,767)
Net cash provided by (used in) investing activities	(18,415)	28,158
Financing activities
Net increase (decrease) in deposits	40,191	50,849
Net increase (decrease) in short-term borrowings	45,530	(6,257)
Net increase (decrease) in FHLB advances	(45,000)	(30,000)
Cash dividends paid on common stock	(2,051)	(2,033)
Proceeds from issuance of common stock	433	419
Common stock repurchased	(402)	(1,145)
Net cash provided by (used in) financing activities	38,701	11,833
Increase (decrease) in cash and cash equivalents	24,064	44,637
Cash and cash equivalents at beginning of period	26,041	24,542
Cash and cash equivalents at end of period	$50,105	$69,179

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(Dollars in thousands)

Supplemental cash flows information
Interest paid	$8,121	$7,919
Federal income taxes paid	—	—
Supplemental noncash information
Transfers of loans to foreclosed assets	30	218
Transfers of foreclosed assets to premises and equipment	90	—

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
Note 1 – Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Isabella Bank Corporation, a registered financial holding company, and its wholly owned banking subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “2025 Annual Report on Form 10-K”). All financial data presented in these notes, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, including financial data presented in the tables and explanations thereof, are expressed in thousands except per share amounts and ratios and unless otherwise noted.
Operating Segments
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
Consolidated net income is used to benchmark our results against our competitors. Benchmarking and monitoring of budget to actual results are used in assessing performance and in establishing compensation. Revenue from banking operations consists primarily of loan and investment interest, deposit related fees, and wealth fees. Interest expense, provision for credit losses, compensation, and occupancy and equipment costs provide the significant expenses in our banking operations. All operations are domestic.
Changes in Significant Accounting Policies
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.
Subsequent Events
We evaluated subsequent events after March 31, 2026 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. Management determined that no subsequent events require financial statement recognition or disclosure between March 31, 2026 and the date our interim condensed consolidated financial statements were issued.

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
Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$160,172	$—	$1,809	$158,363
States and political subdivisions	69,332	28	3,026	66,334
Auction rate money market preferred	3,200	—	820	2,380
Agency mortgage-backed securities	22,074	—	1,161	20,913
Agency collateralized mortgage obligations	242,138	699	4,021	238,816
Corporate	6,450	—	512	5,938
Total	$503,366	$727	$11,349	$492,744

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$200,327	$—	$2,793	$197,534
States and political subdivisions	71,857	45	2,697	69,205
Auction rate money market preferred	3,200	—	787	2,413
Agency mortgage-backed securities	23,373	—	1,121	22,252
Agency collateralized mortgage obligations	202,482	1,149	3,165	200,466
Corporate	6,450	—	529	5,921
Total	$507,689	$1,194	$11,092	$497,791
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the amortized cost basis of AFS securities, as displayed above. Accrued interest receivable on AFS securities was $2,251 and $1,723 at March 31, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Additional policy information related to AFS securities are discussed in detail in Note 1, Significant Accounting Policies in the consolidated financial statements included within the 2025 Annual Report on Form 10-K.

The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2026 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$160,172	$—	$—	$—	$—	$160,172
States and political subdivisions	10,294	17,366	19,985	21,687	—	69,332
Auction rate money market preferred	—	—	—	—	3,200	3,200
Agency mortgage-backed securities	—	—	—	—	22,074	22,074
Agency collateralized mortgage obligations	—	—	—	—	242,138	242,138
Corporate	—	—	6,450	—	—	6,450
Total amortized cost	$170,466	$17,366	$26,435	$21,687	$267,412	$503,366
Fair value	$168,655	$17,236	$24,480	$20,264	$262,109	$492,744
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities as issuers may have the right to call or prepay obligations.
As the auction rate money market preferred investments have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, agency mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
The information in the following tables pertains to AFS securities with gross unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position for which an allowance for credit losses has not been recorded.

	March 31, 2026
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$1,809	$158,363	$1,809
States and political subdivisions	265	13,426	2,761	30,338	3,026
Auction rate money market preferred	—	—	820	2,380	820
Agency mortgage-backed securities	—	—	1,161	20,913	1,161
Agency collateralized mortgage obligations	521	66,333	3,500	110,791	4,021
Corporate	—	—	512	5,938	512
Total	$786	$79,759	$10,563	$328,723	$11,349
Number of securities in an unrealized loss position:		57		156	213

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$2,793	$197,534	$2,793
States and political subdivisions	993	13,446	1,704	24,823	2,697
Auction rate money market preferred	—	—	787	2,413	787
Agency mortgage-backed securities	—	—	1,121	22,252	1,121
Agency collateralized mortgage obligations	39	9,042	3,126	120,016	3,165
Corporate	—	—	529	5,921	529
Total	$1,032	$22,488	$10,060	$372,959	$11,092
Number of securities in an unrealized loss position:		38		138	176

As of March 31, 2026, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. Unrealized losses are generally due to a continued elevated market interest rate environment compared to the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.
Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio, excluding loans HFS, as of the dates indicated:

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$191,139	12.26%	$189,071	12.31%
Unsecured	34,230	2.20%	31,379	2.04%
Total commercial and industrial	225,369	14.46%	220,450	14.35%
Commercial real estate
Commercial mortgage owner occupied	240,433	15.42%	229,906	14.96%
Commercial mortgage non-owner occupied	226,465	14.53%	223,984	14.58%
Commercial mortgage 1-4 family investor	104,504	6.70%	101,400	6.60%
Commercial mortgage multifamily	89,241	5.73%	84,468	5.50%
Total commercial real estate	660,643	42.38%	639,758	41.64%
Advances to mortgage brokers	72,083	4.62%	76,676	4.99%
Agricultural
Agricultural mortgage	68,540	4.40%	69,769	4.54%
Agricultural other	28,429	1.82%	32,340	2.11%
Total agricultural	96,969	6.22%	102,109	6.65%
Residential real estate
Senior lien	380,867	24.43%	372,287	24.23%
Junior lien	11,021	0.71%	10,970	0.71%
Home equity lines of credit	46,445	2.98%	44,623	2.91%
Total residential real estate	438,333	28.12%	427,880	27.85%
Consumer
Secured - direct	27,698	1.78%	28,648	1.86%
Secured - indirect	34,524	2.21%	37,456	2.44%
Unsecured	3,322	0.21%	3,387	0.22%
Total consumer	65,544	4.20%	69,491	4.52%
Total	$1,558,941	100.00%	$1,536,364	100.00%
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

Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. We made an accounting policy election to exclude accrued interest receivable on loans from the amortized cost basis of loans. Accrued interest receivable on loans was $7,111 and $6,666 at March 31, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the interest method. Net unamortized deferred loan costs were $2,929 and $2,989 as of March 31, 2026 and December 31, 2025, respectively.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $18,000. Borrowers with direct credit needs of more than $18,000 may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Government agency guarantees may be required. Personal guarantees and/or life insurance beneficiary assignments are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports of our borrowers.
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
Appraisals are performed by independent appraisers and are reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system. Loans in excess of $1,000 require the approval of one or more of the following Bank committees: Internal Loan Committee, the Executive Loan Committee, or the Board of Directors.
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 15 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

Nonaccrual and Past Due Loans
Nonaccrual loan policies, including a description of nonaccrual loans, are discussed in detail in Note 1, Significant Accounting Policies, and Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K. The following table summarizes nonaccrual loan data by class of loans as of the dates indicated:

	March 31, 2026		December 31, 2025
	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$508	$75	$442	$—
Commercial real estate
Commercial mortgage owner occupied	743	—	766	—
Commercial mortgage 1-4 family investor	3,000	3,000	3,000	3,000
Residential real estate
Senior lien	167	167	370	370
Total	$4,418	$3,242	$4,578	$3,370
The following tables summarize the past due and current loans for the entire loan portfolio as of the dates indicated:

	March 31, 2026
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$114	$5	$508	$190,512	$191,139	$—
Unsecured	23	—	—	34,207	34,230	—
Total commercial and industrial	137	5	508	224,719	225,369	—
Commercial real estate
Commercial mortgage owner occupied	—	154	743	239,536	240,433	—
Commercial mortgage non-owner occupied	—	—	—	226,465	226,465	—
Commercial mortgage 1-4 family investor	245	—	3,000	101,259	104,504	—
Commercial mortgage multifamily	—	—	—	89,241	89,241	—
Total commercial real estate	245	154	3,743	656,501	660,643	—
Advances to mortgage brokers	—	—	—	72,083	72,083	—
Agricultural
Agricultural mortgage	—	—	—	68,540	68,540	—
Agricultural other	—	—	—	28,429	28,429	—
Total agricultural	—	—	—	96,969	96,969	—
Residential real estate
Senior lien	4,980	—	85	375,802	380,867	—
Junior lien	—	—	—	11,021	11,021	—
Home equity lines of credit	—	—	—	46,445	46,445	—
Total residential real estate	4,980	—	85	433,268	438,333	—
Consumer
Secured - direct	8	—	—	27,690	27,698	—
Secured - indirect	221	26	—	34,277	34,524	—
Unsecured	10	—	—	3,312	3,322	—
Total consumer	239	26	—	65,279	65,544	—
Total	$5,601	$185	$4,336	$1,548,819	$1,558,941	$—

	December 31, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$121	$443	$—	$188,507	$189,071	$—
Unsecured	—	—	—	31,379	31,379	—
Total commercial and industrial	121	443	—	219,886	220,450	—
Commercial real estate
Commercial mortgage owner occupied	—	766	—	229,140	229,906	—
Commercial mortgage non-owner occupied	839	—	—	223,145	223,984	—
Commercial mortgage 1-4 family investor	67	—	3,000	98,333	101,400	—
Commercial mortgage multifamily	—	—	—	84,468	84,468	—
Total commercial real estate	906	766	3,000	635,086	639,758	—
Advances to mortgage brokers	—	—	—	76,676	76,676	—
Agricultural
Agricultural mortgage	—	—	—	69,769	69,769	—
Agricultural other	60	—	—	32,280	32,340	—
Total agricultural	60	—	—	102,049	102,109	—
Residential real estate
Senior lien	5,012	385	—	366,890	372,287	—
Junior lien	12	—	—	10,958	10,970	—
Home equity lines of credit	115	—	—	44,508	44,623	—
Total residential real estate	5,139	385	—	422,356	427,880	—
Consumer
Secured - direct	21	—	—	28,627	28,648	—
Secured - indirect	284	30	—	37,142	37,456	—
Unsecured	1	5	—	3,381	3,387	—
Total consumer	306	35	—	69,150	69,491	—
Total	$6,532	$1,629	$3,000	$1,525,203	$1,536,364	$—

Credit Quality Ratings and Indicators
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
Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are discussed in detail in Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K.
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of the dates indicated:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$2,545	$239	$10,105	$8,000	$1,492	$5,646	$37,932	$—	$65,959
Risk rating 4	11,583	18,767	16,063	12,148	5,040	4,718	31,652	—	99,971
Risk rating 5	—	1,162	2,236	125	15,092	28	2,826	—	21,469
Risk rating 6	—	96	70	19	—	41	3,006	—	3,232
Risk rating 7	—	22	433	—	—	—	53	—	508
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,128	$20,286	$28,907	$20,292	$21,624	$10,433	$75,469	$—	$191,139
2026 year-to-date gross charge-offs	$—	$2	$—	$—	$—	$—	$1	$—	$3
Commercial and industrial: Unsecured
Risk ratings 1-3	$51	$800	$25	$2,241	$347	$288	$3,254	$—	$7,006
Risk rating 4	3,255	9,444	719	627	586	257	10,209	—	25,097
Risk rating 5	—	1	—	60	—	463	1,524	—	2,048
Risk rating 6	—	—	79	—	—	—	—	—	79
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,306	$10,245	$823	$2,928	$933	$1,008	$14,987	$—	$34,230
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$86	$5,270	$4,045	$8,402	$1,361	$32,910	$1,756	$—	$53,830
Risk rating 4	9,341	36,272	32,180	19,881	27,003	48,248	3,395	—	176,320
Risk rating 5	—	1,830	962	543	1,007	3,267	387	—	7,996
Risk rating 6	—	—	1,319	154	—	71	—	—	1,544
Risk rating 7	—	—	743	—	—	—	—	—	743
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$9,427	$43,372	$39,249	$28,980	$29,371	$84,496	$5,538	$—	$240,433
2026 year-to-date gross charge-offs	$—	$—	$—	$154	$—	$—	$—	$—	$154

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$—	$3,324	$263	$4,963	$5,839	$12,328	$102	$—	$26,819
Risk rating 4	2,466	26,841	7,138	21,148	44,033	56,803	3,808	—	162,237
Risk rating 5	—	248	9,875	7,756	10,091	7,936	486	—	36,392
Risk rating 6	—	—	—	974	—	43	—	—	1,017
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$2,466	$30,413	$17,276	$34,841	$59,963	$77,110	$4,396	$—	$226,465
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$316	$741	$718	$223	$2,583	$2,420	$5,277	$—	$12,278
Risk rating 4	2,819	15,596	9,057	6,452	7,478	38,321	7,853	—	87,576
Risk rating 5	—	293	—	135	213	121	339	—	1,101
Risk rating 6	—	—	—	509	—	40	—	—	549
Risk rating 7	—	—	—	3,000	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,135	$16,630	$9,775	$10,319	$10,274	$40,902	$13,469	$—	$104,504
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$—	$877	$—	$1,579	$1,861	$246	$—	$4,563
Risk rating 4	5,512	21,365	5,020	940	18,603	28,841	220	—	80,501
Risk rating 5	—	—	478	907	—	2,792	—	—	4,177
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,512	$21,365	$6,375	$1,847	$20,182	$33,494	$466	$—	$89,241
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$72,083	$—	$—	$—	$—	$—	$—	$—	$72,083
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$—	$2,590	$884	$546	$3,292	$5,296	$37	$—	$12,645
Risk rating 4	628	4,330	3,875	3,225	10,532	17,000	1,329	—	40,919
Risk rating 5	153	1,384	267	1,119	448	6,593	1,363	—	11,327
Risk rating 6	—	—	—	—	2,068	1,581	—	—	3,649
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$781	$8,304	$5,026	$4,890	$16,340	$30,470	$2,729	$—	$68,540
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$206	$859	$376	$345	$609	$450	$2,891	$—	$5,736
Risk rating 4	722	1,836	594	679	540	434	9,323	—	14,128
Risk rating 5	15	881	51	107	13	1,322	2,541	—	4,930
Risk rating 6	—	3,476	—	72	—	—	87	—	3,635
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$943	$7,052	$1,021	$1,203	$1,162	$2,206	$14,842	$—	$28,429
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$257	$10,256	$8,605	$1,841	$3,660	$2,471	$36,713	$—	$63,803
Risk rating 4	20,722	19,606	13,553	5,939	5,653	1,278	30,804	—	97,555
Risk rating 5	2,271	2,290	139	15,215	45	—	4,085	—	24,045
Risk rating 6	81	75	19	—	30	6	3,015	—	3,226
Risk rating 7	—	442	—	—	—	—	—	—	442
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,331	$32,669	$22,316	$22,995	$9,388	$3,755	$74,617	$—	$189,071
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial: Unsecured
Risk ratings 1-3	$867	$25	$2,165	$156	$10	$312	$3,302	$—	$6,837
Risk rating 4	11,882	955	813	1,240	188	274	7,080	—	22,432
Risk rating 5	2	—	61	—	476	—	1,488	—	2,027
Risk rating 6	—	83	—	—	—	—	—	—	83
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$12,751	$1,063	$3,039	$1,396	$674	$586	$11,870	$—	$31,379
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Owner occupied
Risk ratings 1-3	$5,021	$4,101	$8,467	$1,385	$17,482	$16,095	$1,419	$—	$53,970
Risk rating 4	33,004	33,403	20,559	27,541	26,605	23,021	2,380	—	166,513
Risk rating 5	1,687	192	557	1,149	131	2,866	372	—	6,954
Risk rating 6	—	1,327	304	—	72	—	—	—	1,703
Risk rating 7	—	766	—	—	—	—	—	—	766
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,712	$39,789	$29,887	$30,075	$44,290	$41,982	$4,171	$—	$229,906
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$3,346	$273	$4,996	$5,910	$9,132	$3,360	$102	$—	$27,119
Risk rating 4	26,715	7,300	21,512	44,632	31,180	26,464	1,595	—	159,398
Risk rating 5	249	9,938	7,641	10,192	1,612	6,343	466	—	36,441
Risk rating 6	—	—	982	—	—	44	—	—	1,026
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$30,310	$17,511	$35,131	$60,734	$41,924	$36,211	$2,163	$—	$223,984
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$615	$764	$225	$2,631	$1,445	$1,126	$3,068	$—	$9,874
Risk rating 4	15,675	9,486	7,180	7,873	26,081	13,609	6,983	—	86,887
Risk rating 5	269	—	137	216	—	122	338	—	1,082
Risk rating 6	—	—	515	—	—	42	—	—	557
Risk rating 7	—	—	3,000	—	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,559	$10,250	$11,057	$10,720	$27,526	$14,899	$10,389	$—	$101,400
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$885	$363	$1,603	$852	$1,099	$288	$—	$5,090
Risk rating 4	20,842	5,030	957	18,892	10,087	19,158	220	—	75,186
Risk rating 5	—	480	914	—	—	2,798	—	—	4,192
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$20,842	$6,395	$2,234	$20,495	$10,939	$23,055	$508	$—	$84,468
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$76,676	$—	$—	$—	$—	$—	$—	$—	$76,676
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$2,647	$714	$419	$2,993	$1,990	$3,945	$338	$—	$13,046
Risk rating 4	4,426	4,098	3,449	11,231	5,864	11,802	1,642	—	42,512
Risk rating 5	852	269	1,083	418	5,829	622	952	—	10,025
Risk rating 6	535	—	—	2,068	69	1,514	—	—	4,186
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,460	$5,081	$4,951	$16,710	$13,752	$17,883	$2,932	$—	$69,769
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$860	$503	$434	$671	$221	$277	$4,054	$—	$7,020
Risk rating 4	2,055	801	738	610	483	62	11,202	—	15,951
Risk rating 5	881	55	133	17	889	391	2,308	—	4,674
Risk rating 6	3,476	—	88	—	61	—	1,070	—	4,695
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,272	$1,359	$1,393	$1,298	$1,654	$730	$18,634	$—	$32,340
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display loans by payment status and year of origination as of the dates indicated:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$16,893	$74,061	$52,807	$33,821	$40,765	$153,614	$—	$3,759	$375,720
Past due 30-89 days	—	440	105	720	523	3,192	—	—	4,980
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	85	—	—	82	—	—	167
Total	$16,893	$74,501	$52,997	$34,541	$41,288	$156,888	$—	$3,759	$380,867
2026 year-to-date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Residential real estate: Junior lien
Current	$517	$4,578	$3,163	$1,972	$483	$308	$—	$—	$11,021
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$517	$4,578	$3,163	$1,972	$483	$308	$—	$—	$11,021
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$46,445	$—	$46,445
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$46,445	$—	$46,445
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$2,878	$6,500	$5,622	$4,805	$3,585	$4,300	$—	$—	$27,690
Past due 30-89 days	—	—	8	—	—	—	—	—	8
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,878	$6,500	$5,630	$4,805	$3,585	$4,300	$—	$—	$27,698
2026 year-to-date gross charge-offs	$—	$—	$23	$—	$—	$—	$—	$—	$23

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$765	$3,946	$4,176	$12,918	$4,449	$8,023	$—	$—	$34,277
Past due 30-89 days	—	86	—	111	—	50	—	—	247
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$765	$4,032	$4,176	$13,029	$4,449	$8,073	$—	$—	$34,524
2026 year-to-date gross charge-offs	$—	$—	$—	$50	$—	$16	$—	$—	$66
Consumer: Unsecured
Current	$480	$1,356	$510	$99	$28	$2	$837	$—	$3,312
Past due 30-89 days	—	6	4	—	—	—	—	—	10
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$480	$1,362	$514	$99	$28	$2	$837	$—	$3,322
2026 year-to-date gross charge-offs	$83	$14	$2	$—	$—	$1	$3	$—	$103

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$72,854	$43,102	$35,251	$42,022	$65,769	$93,563	$—	$14,223	$366,784
Past due 30-89 days	112	284	633	774	830	2,500	—	—	5,133
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	179	191	—	—	370
Total	$72,966	$43,386	$35,884	$42,796	$66,778	$96,254	$—	$14,223	$372,287
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$4,786	$3,252	$2,075	$507	$67	$271	$—	$—	$10,958
Past due 30-89 days	—	12	—	—	—	—	—	—	12
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,786	$3,264	$2,075	$507	$67	$271	$—	$—	$10,970
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$44,467	$41	$44,508
Past due 30-89 days	—	—	—	—	—	—	115	—	115
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$44,582	$41	$44,623
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - direct
Current	$7,870	$6,374	$5,501	$4,088	$2,238	$2,556	$—	$—	$28,627
Past due 30-89 days	—	—	11	9	—	1	—	—	21
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,870	$6,374	$5,512	$4,097	$2,238	$2,557	$—	$—	$28,648
2025 year-to-date gross charge-offs	$—	$1	$19	$36	$—	$12	$—	$—	$68
Consumer: Secured - indirect
Current	$4,327	$4,457	$14,532	$5,133	$3,609	$5,084	$—	$—	$37,142
Past due 30-89 days	—	82	198	—	—	34	—	—	314
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,327	$4,539	$14,730	$5,133	$3,609	$5,118	$—	$—	$37,456
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Consumer: Unsecured
Current	$1,686	$689	$171	$34	$5	$—	$796	$—	$3,381
Past due 30-89 days	5	—	—	—	—	—	1	—	6
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,691	$689	$171	$34	$5	$—	$797	$—	$3,387
2025 year-to-date gross charge-offs	$80	$1	$9	$—	$—	$—	$—	$—	$90

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
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended March 31, 2026
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$—	0.00%	$10	0.01%	$—	0.00%
Commercial real estate
Commercial mortgage owner occupied	154	0.06%	2,044	0.85%	—	0.00%	—	0.00%
Agricultural
Agricultural other	—	0.00%	—	0.00%	—	0.00%	2,700	9.50%
Total	$154		$2,044		$10		$2,700

	Three Months Ended March 31, 2025
	Term Extension
	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$532	0.24%
Commercial real estate
Commercial mortgage owner occupied	1,524	0.83%
Total	$2,056
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $0 and $221 in additional funds to be disbursed in connection with modified loans as of March 31, 2026 and December 31, 2025, respectively, as displayed in the tables above.

The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended March 31
	2026			2025
	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	N/A	N/A	3.25	4.4
Commercial real estate
Commercial mortgage owner occupied	4.00%	6 months	N/A	15.0
Agricultural
Agricultural other	N/A	5 months	0.47	N/A
We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the 12 months prior to the dates indicated:

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$2,691	$—	$—	$433	$3,124
Commercial real estate
Commercial mortgage owner occupied	2,044	—	154	—	2,198
Agricultural
Agricultural mortgage	1,389	—	—	—	1,389
Agricultural other	3,476	—	—	—	3,476
Residential real estate
Senior lien	—	—	—	85	85
Total	$9,600	$—	$154	$518	$10,272

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$2,168	$—	$—	$—	$2,168
Commercial real estate
Commercial mortgage owner occupied	2,872	—	—	—	2,872
Agricultural
Agricultural mortgage	1,584	—	—	—	1,584
Agricultural other	924	—	—	—	924
Total	$7,548	$—	$—	$—	$7,548

The following table summarizes the amortized cost basis of loans that defaulted in the three-month period ended March 31, 2026 and were modified within 12 months prior to the default date. There were none that defaulted in the three-month period ended March 31, 2025 and were modified within 12 months prior to the default date.

	March 31, 2026
	Other-Than-Insignificant Payment Delay	Other-Than-Insignificant Payment Delay and Term Extension
Commercial and industrial
Secured	$—	$433
Residential real estate
Senior lien	85	—
Total	$85	$433
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
The methodology for estimating the amount of expected credit losses reported in the ACL is described within Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K.
A summary of activity in the ACL for loans, excluding unfunded commitments, by portfolio segment and the recorded investment in loans by segments follows for the periods indicated:

	Three Months Ended March 31, 2026
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2025	$1,136	$5,949	$327	$5,059	$1,256	$13,727
Charge-offs	(3)	(154)	—	(1)	(192)	(350)
Recoveries	4	21	—	15	57	97
Provision for (reversal of) credit losses	9	406	(27)	75	77	540
March 31, 2026	$1,146	$6,222	$300	$5,148	$1,198	$14,014

	Three Months Ended March 31, 2025
	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	—	—	—	(1)	(171)	(172)
Recoveries	80	2	—	14	128	224
Provision for (reversal of) credit losses	(157)	1	(21)	66	(101)	(212)
March 31, 2025	$1,239	$5,174	$266	$4,600	$1,456	$12,735

The following table illustrates the components of the ACL as of the dates indicated:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
ACL
Individually evaluated	$227	$259	$—	$—	$—
Collectively evaluated	13,787	13,468	13,149	12,977	12,735
Total	$14,014	$13,727	$13,149	$12,977	$12,735
ACL to loans
Individually evaluated	0.01%	0.02%	0.00%	0.00%	0.00%
Collectively evaluated	0.89%	0.87%	0.92%	0.93%	0.93%
Total	0.90%	0.89%	0.92%	0.93%	0.93%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of the dates indicated:

	March 31, 2026		December 31, 2025
	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$433	$84	$442	$95
Commercial real estate	3,743	143	3,766	164
Agricultural	—	—	—	—
Residential real estate	167	—	370	—
Consumer	—	—	—	—
Total	$4,343	$227	$4,578	$259
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of March 31, 2026 include $4,343 in collateral dependent loans secured by commercial real estate, commercial equipment, and residential real estate of $3,743, $433, and $167, respectively.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to three days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the periods indicated:

	Three Months Ended March 31
	2026			2025
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$115,582	$86,658	3.41%	$47,310	$43,513	3.21%
Federal funds purchased	—	2	4.71%	—	21	5.43%
FRB Discount Window	3,700	225	2.41%	—	29	4.51%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $139,962 and $87,752 as of March 31, 2026 and December 31, 2025, respectively. Such securities remain under our control. We may be required to provide additional collateral based on changes to the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$113,530	3.50%	$68,000	3.45%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts as of the dates indicated:

	March 31 2026	December 31 2025
Pledged to secure borrowed funds	$306,092	$424,163
Pledged to secure repurchase agreements	139,962	87,752
Pledged for public deposits and for other purposes necessary or required by law	69,632	69,337
Total	$515,686	$581,252
AFS securities pledged to repurchase agreements consisted of the following as of the dates indicated:

	March 31 2026	December 31 2025
U.S. Treasury	$59,387	$78,992
Agency mortgage-backed securities	6,569	6,928
Agency collateralized mortgage obligations	74,006	1,832
Total	$139,962	$87,752
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of March 31, 2026, we had the ability to borrow up to an additional $397,670 without pledging additional collateral.

FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
Fixed rate due 2026	$—	N/A	$45,000	3.92%
Subordinated notes
We have $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes initially bear a fixed interest rate of 3.25% until June 15, 2026, after which time and until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. The Notes are redeemable by us at any time at our option, in whole or in part, on or after June 15, 2026. The Notes are not subject to redemption at the option of the holders. Additionally, the Notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.
The following table summarizes our outstanding subordinated notes as of the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	3.25%	$30,000	3.25%
Unamortized issuance costs	(463)		(486)
Total subordinated debt, net	$29,537		$29,514
Note 5 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, grant awards under the RSP, and purchase options under the ESPP.
Earnings per common share have been computed based on the following for the periods indicated:

	Three Months Ended March 31
	2026	2025
Average number of common shares outstanding for basic calculation	7,325,789	7,419,739
Dilutive effect of stock compensation, awards, and options	3,269	12,423
Average number of common shares outstanding used to calculate diluted earnings per common share	7,329,058	7,432,162
Net income	$4,992	$3,949
Earnings per common share
Basic	$0.68	$0.53
Diluted	0.68	0.53

Note 6 – Capital Ratios and Shareholders' Equity
As of March 31, 2026 and December 31, 2025, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC's regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC's prompt corrective action regulations, as amended to reflect the changes under the Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categorizations. The following tables set forth these capital requirements and our ratios, both on a bank-only and on a consolidated basis, as of the dates indicated:

	March 31, 2026
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$187,870	11.36%	$115,800	7.00%	$107,528	6.50%
Consolidated	194,281	11.71%	116,144	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	187,870	11.36%	140,614	8.50%	132,342	8.00%
Consolidated	194,281	11.71%	141,032	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	202,442	12.24%	173,699	10.50%	165,428	10.00%
Consolidated	232,482	14.01%	174,216	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	187,870	8.62%	87,188	4.00%	108,985	5.00%
Consolidated	194,281	8.89%	87,410	4.00%	N/A	N/A

	December 31, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$182,116	11.20%	$113,783	7.00%	$105,656	6.50%
Consolidated	191,137	11.73%	114,114	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	182,116	11.20%	138,165	8.50%	130,038	8.00%
Consolidated	191,137	11.73%	138,568	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	196,336	12.08%	170,675	10.50%	162,547	10.00%
Consolidated	234,871	14.41%	171,172	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	182,116	8.45%	86,170	4.00%	107,713	5.00%
Consolidated	191,137	8.84%	86,476	4.00%	N/A	N/A
(1) “Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and outstanding subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. As of March 31, 2026, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Corporation’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.
The following table summarizes the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31
	2026			2025
	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, December 31	$(7,985)	$(38)	$(8,023)	$(20,958)	$(397)	$(21,355)
OCI before reclassifications	(724)	—	(724)	5,014	—	5,014
Tax effect	145	—	145	(1,098)	—	(1,098)
OCI, net of tax	(579)	—	(579)	3,916	—	3,916
Balance, March 31	$(8,564)	$(38)	$(8,602)	$(17,042)	$(397)	$(17,439)
Included in OCI for the three-month periods ended March 31, 2026 and 2025 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the periods indicated:

	Three Months Ended March 31
	2026			2025
	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(33)	$(691)	$(724)	$(215)	$5,229	$5,014
Tax effect	—	145	145	—	(1,098)	(1,098)
Unrealized gains (losses), net of tax	$(33)	$(546)	$(579)	$(215)	$4,131	$3,916

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
Loans held for investment: We do not record loans at fair value on a recurring basis. However, some loans are individually evaluated for ACL purposes, and a specific ACL may be established. To measure reserve, the fair value of the loan is estimated using the fair value of the collateral, less costs to sell if foreclosure is probable, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of the dates indicated:

March 31, 2026
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$4,116	Real Estate	20% - 25%	20%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%

December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$4,319	Real Estate	20% - 25%	20%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%
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
The following table lists the quantitative information about OMSR fair value measurement as of the dates indicated:

March 31, 2026
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,207	Constant prepayment rate	7%
		Discount rate	11%

December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,090	Constant prepayment rate	7%
		Discount rate	11%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of the dates indicated:

	March 31, 2026
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$50,105	$50,105	$50,105	$—	$—
Mortgage loans HFS	360	366	—	366	—
Loans, net	1,544,927	1,509,640	—	—	1,509,640
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	9,486	9,486	9,486	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,453,446	1,453,446	1,453,446	—	—
Deposits with stated maturities	406,399	404,939	—	404,939	—
Short-term borrowings	113,530	109,883	—	109,883	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,537	29,452	—	29,452	—
Accrued interest payable	942	942	942	—	—

	December 31, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$26,041	$26,041	$26,041	$—	$—
Mortgage loans HFS	423	429	—	429	—
Loans, net	1,522,637	1,488,282	—	—	1,488,282
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	8,397	8,397	8,397	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,409,589	1,409,589	1,409,589	—	—
Deposits with stated maturities	410,065	409,191	—	409,191	—
Short-term borrowings	68,000	66,355	—	66,355	—
FHLB advances	45,000	45,004	—	45,004	—
Subordinated debt, net of unamortized issuance costs	29,514	29,095	—	29,095	—
Accrued interest payable	1,059	1,059	1,059	—	—
(1) Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on the dates indicated:

	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$158,363	$—	$158,363	$—	$197,534	$—	$197,534	$—
States and political subdivisions	66,334	—	66,334	—	69,205	—	69,205	—
Auction rate money market preferred	2,380	—	2,380	—	2,413	—	2,413	—
Agency mortgage-backed securities	20,913	—	20,913	—	22,252	—	22,252	—
Agency collateralized mortgage obligations	238,816	—	238,816	—	200,466	—	200,466	—
Corporate	5,938	—	5,938	—	5,921	—	5,921	—
Total AFS securities	492,744	—	492,744	—	497,791	—	497,791	—
Nonrecurring items
Collateral dependent loans (net of ACL)	4,116	—	—	4,116	4,319	—	—	4,319
Foreclosed assets	573	—	—	573	938	—	—	938
Total	$497,433	$—	$492,744	$4,689	$503,048	$—	$497,791	$5,257
Percent of assets and liabilities measured at fair value		0.00%	99.06%	0.94%		0.00%	98.95%	1.05%
We recorded impairments related to foreclosed assets of $0 and $63 for the three month periods ended March 31, 2026 and 2025, respectively. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of March 31, 2026. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands except per share amounts and ratios, unless otherwise noted)
The following is management's discussion and analysis of our financial condition and results of operations for the unaudited periods covered by this Form 10-Q. This analysis should be read in conjunction with our 2025 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this Form 10-Q. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” and “the Corporation” refer to Isabella Bank Corporation, a Michigan corporation and registered financial holding company, our wholly-owned banking subsidiary, Isabella Bank, and our other consolidated subsidiaries. References to “the Bank” refer to Isabella Bank.
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
Forward-Looking Statements
This Form 10-Q contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risks associated with concentrations of our business in market areas, loans secured by real estate, and public funds deposits as a percentage of total deposits;
•adverse changes in customer spending, borrowing, and savings habits;
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

•cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber-attack;
•costs and effects of litigation, investigations or similar matters to which we may be subject;
•natural disasters, severe weather, acts of god, military conflicts (including the conflicts in the Middle East, the possible expansion of such conflicts and potential geopolitical and economic consequences), acts of terrorism, domestic civil unrest, geopolitical instability, public health outbreaks (such as coronavirus), other international or domestic calamities, and other events beyond our control, including as a result of in the policies of the current U.S. presidential administration or Congress;
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
•changes in accounting principles and standards;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q and the risk factors set forth in our 2025 Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, you should not rely on any forward-looking statements, which represent our beliefs, assumptions, and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by applicable law.
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
Management believes that these non-GAAP financial measures provide additional understanding of ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. However, there may be limits in the usefulness of these measures to investors. The way we calculate the non-GAAP financial measures that we discuss in this Form 10-Q may differ from that of other companies reporting measures with similar names. Investors should understand how such other banking organizations calculate their financial measures similar to, or with names like, the non-GAAP financial measures we have discussed in this Form 10-Q when comparing such non-GAAP financial measures.
As a result, the non-GAAP financial measures that we discuss in this Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this report may differ from that of other companies reporting measures with similar names.
Available Information
The Corporation maintains an Internet web site at ir.isabellabank.com. The Corporation makes available, free of charge, on its web site (under ir.isabellabank.com/sec-filings/default) the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation files such material with, or furnishes it to, the SEC. The Corporation also makes available, free of charge, through its web site (under ir.isabellabank.com/governance/governance-documents) links to the Corporation’s Code of Conduct and Business Ethics and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Corporation routinely posts important information for investors on its web site (under ir.isabellabank.com and, more specifically, under the News tab at ir.isabellabank.com/news). The Corporation intends to use its web site as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Corporation’s web site, in addition to following the Corporation’s press releases, SEC filings, public conference calls, presentations and webcasts.
The information contained on, or that may be accessed through, the Corporation’s web site is not incorporated by reference into, and is not a part of, this Form 10-Q.
Reclassifications
Certain amounts reported in the interim 2025 consolidated financial statements have been reclassified to conform with the 2026 presentation. The most significant of these changes related to amounts that were previously reported as commercial and industrial loans being reclassified as commercial real estate loans.

Executive Summary
Financial Condition (March 31, 2026 to December 31, 2025 comparison)
Total assets increased $42,508 to $2,251,956 as of March 31, 2026. This increase was primarily due to an increase of $23,103 in interest bearing cash and a $22,577 increase in loans.
The AFS securities portfolio decreased $5,047 to $492,744 as of March 31, 2026. The decrease was a result of maturities and principal paydowns of $53,053, offset by $48,918 in purchases. Net unrealized losses on AFS securities were $10,622 as of March 31, 2026, compared to $9,898 at December 31, 2025. Net unrealized losses as a percentage of the amortized cost of AFS securities were consistent compared to December 31, 2025, at 2%.
Loans increased $22,577 to $1,558,941 as of March 31, 2026. Adjusted loans (non-GAAP), which exclude advances to mortgage brokers, increased $27,170, primarily by growth in the commercial real estate and residential real estate portfolios of $20,885 and $10,453, respectively. Most residential originations were adjustable rate products, which are put on the balance sheet rather than sold in the secondary market. The consumer loan portfolio continues to decrease amid declining demand, competition, and our adherence to credit quality standards. Advances to mortgage brokers decreased $4,593 during the quarter due to lower participation demand from our counterparty.
The ACL increased $287 to $14,014 as of March 31, 2026. The increase is due to loan growth and an increase in loss rates driven by loans charged off during the quarter. Nonaccrual loans were $4,418 as of March 31, 2026 compared to $4,578 at December 31, 2025. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.37% at March 31, 2026, compared to 0.44% at year-end 2025. We believe that our credit quality remains strong.
Total deposits increased $40,191 to $1,859,845 as of March 31, 2026. The growth was primarily a result of new customer relationships and included a $40,913 increase in money market accounts and a $20,303 increase in savings deposits. The growth was offset by a $15,126 decline in noninterest bearing deposits and a $3,666 decline in certificates of deposit.
Total equity was $233,961, or $31.90 per share, at March 31, 2026 compared to $231,396, or $31.60 per share, as of December 31, 2025. Our tangible book value per share (non-GAAP) was $25.32 as of March 31, 2026, compared to $25.01 as of December 31, 2025. Net unrealized losses in the AFS securities portfolio reduced tangible book value per share (non-GAAP) by $1.17 and $1.09 for the respective periods. Share repurchases totaled 8,062 during the first three months of 2026 for a value of $402 at an average repurchase price of $49.86 per share.
We continue to have robust liquidity levels and capital. As of March 31, 2026, we had $817,775 of unencumbered sources of liquidity and strong consolidated capital ratios; the Tier 1 Leverage Ratio was 8.89%, Tier 1 risk-based capital was 11.71%, and Total risk-based capital was 14.01%.
Comparison of Operating Results for the three months ended March 31, 2026, and 2025, unless otherwise noted
Net income in first quarter 2026 was $4,992, or $0.68 per diluted share, compared with $3,949, or $0.53 per diluted share, in first quarter 2025.
Net interest income was $16,882 in first quarter 2026 and $14,525 in first quarter 2025, representing 3.33% and 3.06% of earning assets, or NIM on an FTE basis, respectively. The book yield from securities was 2.52% and 2.20% during the first quarters of 2026 and 2025, respectively. Our yield on loans expanded to 5.78% in first quarter 2026 from 5.71% in first quarter 2025. The increase in loan yields was primarily due to higher rates on new loans and variable rate commercial loans that continue to reprice. Our cost of interest-bearing liabilities in first quarter 2026 decreased to 2.14% from 2.26% in first quarter 2025 due to lower rates on money market and certificate of deposit products.
The provision for credit losses was $604 in first quarter 2026, driven by a $287 increase in the ACL on loans, net charge offs totaling $253, and an increase in the reserve for unfunded commitments. The provision for credit losses in first quarter 2025 was a credit of $107 due to the change in ACL on loans and $52 in net recoveries, offset by an increase in the reserve for unfunded commitments.
Noninterest income for the three months ended March 31, 2026 and 2025 was $4,361 and $3,528, respectively. Service charges and fees increased $398 as a result of internal initiatives designed to align our fees with the market. Wealth management fees grew $129 due to growth in assets under management since first quarter 2025. Earnings on BOLI policies increased $76 compared to first quarter 2025 due to additional investments in a separate account BOLI in 2025. Other noninterest income in 2026 includes a $131 gain related to a death benefit from a BOLI policy.
Noninterest expenses for the three-month period ended March 31, 2026 increased $1,363 in comparison to the same period in 2025. Compensation and benefit expenses increased $545, reflecting annual merit increases, incentives, and higher medical insurance claims compared to first quarter 2025. Other professional services increased $304 as a result of costs related to profitability initiatives and product implementation costs.
Income tax expense for the three months ended March 31, 2026 and 2025 was $985 and $912, respectively, while the ETR for the same periods was 16% and 19%, respectively. The ETR in the first three months of 2025 included a one-time tax expense totaling $166 due to the taxes owed from the lifetime earnings on BOLI policies that were surrendered during first quarter 2025. Excluding the one-time charge, the ETR was 15% for the first three months of 2025.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of the dates and for the periods indicated:

	Three Months Ended
	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
PER SHARE
Basic earnings	$0.68	$0.64	$0.71	$0.68	$0.53
Diluted earnings	0.68	0.64	0.71	0.68	0.53
Dividends	0.28	0.28	0.28	0.28	0.28
Book value (1)	31.90	31.60	30.94	29.95	29.10
Tangible book value (1) (2)	25.32	25.01	24.37	23.39	22.58
Market price (1)	45.67	50.00	35.25	30.15	23.59
PERFORMANCE RATIOS
Return on average total assets	0.91%	0.85%	0.94%	0.96%	0.77%
Return on average shareholders’ equity	8.58%	8.04%	9.28%	9.19%	7.48%
Return on average tangible shareholders’ equity (2)	10.79%	10.16%	11.83%	11.78%	9.65%
Net interest margin yield (FTE)	3.33%	3.28%	3.15%	3.14%	3.06%
Efficiency ratio (2)	68.50%	65.02%	67.62%	72.14%	72.39%
Loan to deposit ratio (1)	83.82%	84.43%	74.36%	75.57%	76.07%
Shareholders’ equity to total assets (1)	10.39%	10.47%	10.06%	10.23%	10.25%
Tangible shareholders’ equity to tangible assets (1) (2)	8.43%	8.47%	8.10%	8.17%	8.14%
FINANCIAL DATA
Total assets (1)	$2,251,956	$2,209,448	$2,259,654	$2,156,168	$2,102,587
AFS securities (1)	492,744	497,791	511,970	500,560	513,040
Loans (1)	1,558,941	1,536,364	1,431,905	1,397,513	1,367,724
ACL (1)	14,014	13,727	13,149	12,977	12,735
Deposits (1)	1,859,845	1,819,654	1,925,602	1,849,376	1,797,909
Borrowed funds (1)	143,067	142,514	91,514	72,677	76,757
Shareholders' equity (1)	233,961	231,396	227,420	220,500	215,556
Wealth assets under management (1)	701,510	707,118	679,724	678,959	656,617
Net income	4,992	4,690	5,240	5,031	3,949
Interest income	25,129	25,278	24,882	23,242	22,633
Interest expense	8,247	8,550	8,720	8,113	8,108
Net interest income	16,882	16,728	16,162	15,129	14,525
Provision for (reversal of) credit losses	604	434	209	(1,099)	(107)
Noninterest income	4,361	4,444	4,308	3,686	3,528
Noninterest expenses	14,662	13,921	13,985	13,745	13,299
(1) At end of period.
(2) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.

Average Balances, Interest Rates, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities as of the dates and for the periods indicated. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21%. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB restricted equity holdings are included in other interest earning assets.

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,501,654	$21,464	5.78%	$1,493,654	$21,669	5.74%	$1,370,765	$19,348	5.71%
AFS securities (2) (3)	498,254	3,126	2.52%	515,050	3,186	2.47%	514,479	2,827	2.20%
FHLB stock	5,600	75	5.36%	5,600	63	4.54%	11,011	160	5.82%
Federal funds sold	7	—	3.54%	9	—	3.86%	4	—	4.32%
Other (4)	64,190	602	3.75%	28,344	498	6.88%	47,374	482	4.06%
Total interest earning assets (3)	2,069,705	25,267	4.94%	2,042,657	25,416	4.94%	1,943,633	22,817	4.75%
NONEARNING ASSETS
Allowance for credit losses	(13,680)			(13,213)			(12,884)
Cash and demand deposits due from banks	23,113			23,239			23,899
Premises and equipment	29,110			29,009			27,962
Other assets	116,639			117,201			102,927
Total assets	$2,224,887			$2,198,893			$2,085,537
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$266,101	294	0.45%	$249,809	211	0.34%	$240,860	242	0.41%
Money market deposits	464,438	2,719	2.37%	449,129	2,900	2.56%	460,663	2,929	2.58%
Savings	291,413	488	0.68%	282,306	498	0.70%	286,364	538	0.76%
Certificates of deposit	407,483	3,611	3.59%	408,861	3,771	3.66%	387,820	3,754	3.93%
Short-term borrowings	86,885	736	3.44%	67,521	587	3.45%	43,563	341	3.18%
FHLB advances	13,444	133	3.96%	30,163	317	4.12%	3,333	38	4.53%
Subordinated debt, net of unamortized issuance costs	29,522	266	3.61%	29,500	266	3.61%	29,433	266	3.62%
Total interest bearing liabilities	1,559,286	8,247	2.14%	1,517,289	8,550	2.24%	1,452,036	8,108	2.26%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	411,011			432,038			403,024
Other liabilities	18,653			18,182			16,265
Shareholders’ equity	235,937			231,384			214,212
Total liabilities and shareholders’ equity	$2,224,887			$2,198,893			$2,085,537
Net interest income (FTE) (5)		$17,020			$16,866			$14,709
Net yield on interest earning assets (FTE) (5)			3.33%			3.28%			3.06%

(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes FTE adjustments of $138, $138, and $184, respectively.
(4) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(5) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.

Loans
The following table displays loan balances as of the dates indicated:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Commercial and industrial	$225,369	$220,450	$218,132	$207,719	$205,172
Commercial real estate	660,643	639,758	626,642	614,383	596,282
Advances to mortgage brokers	72,083	76,676	5,056	3,005	3,015
Agricultural	96,969	102,109	97,794	96,842	94,359
Residential real estate	438,333	427,880	412,056	398,668	387,348
Consumer	65,544	69,491	72,225	76,896	81,548
Total	$1,558,941	$1,536,364	$1,431,905	$1,397,513	$1,367,724
The following table presents the composition of our commercial real estate portfolio by industry as of the dates indicated:

	March 31, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
Investment and development	$140,784	21.31%	$134,013	20.95%
1-4 family residential investment	97,059	14.69%	93,806	14.66%
Hotels	92,326	13.98%	90,571	14.16%
Residential multifamily	76,549	11.59%	71,695	11.21%
Health care	59,582	9.02%	59,573	9.31%
Storage facilities	37,028	5.60%	37,145	5.81%
Retail trade	34,235	5.18%	34,479	5.39%
Manufacturing	18,083	2.74%	18,281	2.86%
Accommodation services	16,970	2.57%	15,604	2.44%
Construction	15,449	2.34%	16,193	2.53%
Educational services	10,433	1.58%	10,582	1.65%
Wholesale trade	11,173	1.69%	11,123	1.74%
Other	50,972	7.71%	46,693	7.29%
Total commercial real estate	$660,643	100.00%	$639,758	100.00%
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
Deposits
The following table displays deposit balances as of the dates indicated:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Noninterest bearing demand deposits	$411,216	$426,342	$421,027	$493,477	$404,194
Interest bearing demand deposits	263,954	266,187	248,666	223,376	243,939
Money market deposits	477,544	436,631	558,212	446,845	473,138
Savings	300,732	280,429	292,899	289,746	286,399
Certificates of deposit	406,399	410,065	404,798	395,932	390,239
Total	$1,859,845	$1,819,654	$1,925,602	$1,849,376	$1,797,909

Asset Quality Analysis
The following table outlines our asset quality analysis as of the dates and for the periods indicated:

	Three Months Ended
	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
NONPERFORMING ASSETS
Commercial and industrial	$508	$442	$16	$17	$—
Commercial real estate	3,743	3,766	3,000	533	—
Agricultural	—	—	—	—	—
Residential real estate	167	370	427	614	173
Consumer	—	—	—	—	—
Total nonaccrual loans	4,418	4,578	3,443	1,164	173
Accruing loans past due 90 days or more	—	—	18	31	26
Total nonperforming loans	4,418	4,578	3,461	1,195	199
Foreclosed assets	573	938	1,018	667	649
Debt securities	—	—	—	—	—
Total nonperforming assets	$4,991	$5,516	$4,479	$1,862	$848
Nonperforming loans to total loans	0.28%	0.30%	0.24%	0.09%	0.01%
Nonperforming assets to total assets	0.22%	0.25%	0.20%	0.09%	0.04%
Nonaccrual loans to total loans	0.28%	0.30%	0.24%	0.08%	0.01%
ACL as a % of nonaccrual loans	317.20%	299.85%	381.91%	N/M	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$13,727	$13,149	$12,977	$12,735	$12,895
Charge-offs	350	155	175	390	172
Recoveries	97	121	101	1,822	224
Net loan charge-offs (recoveries)	253	34	74	(1,432)	(52)
Provision for (reversal of) credit losses - loans	540	612	246	(1,190)	(212)
Allowance at end of period	$14,014	$13,727	$13,149	$12,977	$12,735
ACL to loans	0.90%	0.89%	0.92%	0.93%	0.93%
Reserve for unfunded commitments	557	493	671	708	617
Provision for (reversal of) credit losses - unfunded commitments	64	(178)	(37)	91	105
Reserve to unfunded commitments	0.15%	0.14%	0.16%	0.16%	0.14%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$(1)	$8	$(6)	$68	$(80)
Commercial real estate	133	(4)	(4)	(50)	(2)
Agricultural	—	(4)	—	—	—
Residential real estate	(14)	(53)	(16)	(16)	(13)
Consumer	135	87	100	(1,434)	43
Total	$253	$34	$74	$(1,432)	$(52)
Net (recoveries) charge-offs to average loans	0.02%	0.00%	0.01%	(0.10%)	0.00%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$5,786	$6,689	$500	$1,076	$5,555
Accruing loans past due 90 days or more	—	—	18	31	26
Total accruing past due loans	5,786	6,689	518	1,107	5,581
Nonaccrual loans	4,418	4,578	3,443	1,164	173
Total past due and nonaccrual loans	$10,204	$11,267	$3,961	$2,271	$5,754

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 9,682 shares or $433 of common stock during the first three months of 2026, as compared to 17,332 shares or $419 of common stock during the same period in 2025. We offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $156 and $167 during the three-month periods ended March 31, 2026 and 2025, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $16 during the first three months of 2026, as compared to $7 during the same period in 2025.
We have publicly announced a common stock repurchase program. Pursuant to this repurchase program, we repurchased 8,062 shares or $402 of common stock during the first three months of 2026 and 45,582 shares or $1,145 of common stock during the first three months of 2025. As of March 31, 2026, we were authorized to repurchase up to an additional 453,210 shares of common stock under the repurchase program.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. As of March 31, 2026, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth our consolidated capital ratios as of the dates indicated:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Common equity tier 1 capital	11.71%	11.73%	12.37%	12.46%	12.58%
Tier 1 capital	11.71%	11.73%	12.37%	12.46%	12.58%
Total capital	14.01%	14.41%	15.20%	15.34%	15.50%
Tier 1 leverage	8.89%	8.84%	8.71%	9.04%	8.96%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $303,441, or 13.47% of assets, as of March 31, 2026, compared to $337,011, or 15.25%, as of December 31, 2025. The decrease in the amount and percentage of primary liquidity is primarily due to a decrease in AFS securities, offset by an increase in cash and cash equivalents. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2026, we had available lines of credit of $397,670.
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

Our liquidity position remained strong as of March 31, 2026, which is illustrated in the following table:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Total cash and cash equivalents	$50,105	$26,041	$161,301	$108,554	$69,179
Brokered CD capacity	130,000	130,000	130,000	120,000	120,000
Available lines of credit
Federal funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	270,159	218,088	257,288	249,890	250,884
FRB Discount Window	29,511	29,428	29,267	29,084	28,940
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	397,670	345,516	384,555	376,974	377,824
Unencumbered lendable value of FRB collateral, estimated (1)	240,000	280,000	300,000	320,000	340,000
Total cash and liquidity	$817,775	$781,557	$975,856	$925,528	$907,003

Uninsured deposits	$727,884	$695,537	$726,514	$726,240	$687,341
Coverage ratio of uninsured deposits with total cash and liquidity	112%	112%	134%	127%	132%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $170,000 as of March 31, 2026.
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

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of the dates and for the periods indicated:

		Three Months Ended
		March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Loans		$1,558,941	$1,536,364	$1,431,905	$1,397,513	$1,367,724
Advances to mortgage brokers		72,083	76,676	5,056	3,005	3,015
Adjusted loans		$1,486,858	$1,459,688	$1,426,849	$1,394,508	$1,364,709

Total shareholders’ equity		$233,961	$231,396	$227,420	$220,500	$215,556
Goodwill and other intangible assets		48,282	48,282	48,282	48,282	48,282
Tangible equity	(A)	185,679	183,114	179,138	172,218	167,274

Common shares outstanding (1)	(B)	7,333,319	7,322,207	7,350,567	7,361,684	7,408,010
Tangible book value per share	(A/B)	$25.32	$25.01	$24.37	$23.39	$22.58

Noninterest expenses		$14,662	$13,921	$13,985	$13,745	$13,299
Amortization of acquisition intangibles		—	—	—	—	1
Adjusted noninterest expense	(C)	$14,662	$13,921	$13,985	$13,745	$13,298

Net interest income		$16,882	$16,728	$16,162	$15,129	$14,525
Tax equivalent adjustment for net interest margin		138	138	144	178	184
Net interest income (FTE)		17,020	16,866	16,306	15,307	14,709
Noninterest income		4,361	4,444	4,308	3,686	3,528
Tax equivalent adjustment for BOLI		94	102	98	63	78
Adjusted revenue (FTE)		21,475	21,412	20,712	19,056	18,315

Net gains (losses) on foreclosed assets		70	3	31	3	(55)
Adjusted revenue	(D)	$21,405	$21,409	$20,681	$19,053	$18,370
Efficiency ratio	(C/D)	68.50%	65.02%	67.62%	72.14%	72.39%
(1) Whole shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Interest Rate Sensitivity and Market Risk” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
In evaluating an investment in any of our securities, investors should consider carefully, among other things, information under the heading “Forward-Looking Statements” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K. Management believes there have been no material changes in the risk factors disclosed by the Corporation in Part I, Item 1A, “Risk Factors,” of the 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The following table provides information for the three-month period ended March 31, 2026, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
December 31, 2025				461,272
January 1 - 31	3,834	$49.82	3,834	457,438
February 1 - 28	2,747	51.69	2,747	454,691
March 1 - 31	1,481	46.59	1,481	453,210
March 31, 2026	8,062	$49.86	8,062	453,210
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended March 31, 2026, none of the Corporation’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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

Isabella Bank Corporation

Date:	May 6, 2026	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Chief Financial Officer
(Principal Financial Officer)