Form 10-Q
period 2026-06-30
ISABELLA BANK CORP
filed 2026-08-10
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,628,873 as of August 6, 2026.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2026 (this “Form 10-Q”) or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(dollars in thousands)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$41,774	$26,041
Marketable securities AFS (amortized cost of $450,111 and $507,689, respectively)	439,289	497,791
Mortgage loans HFS	410	423

Loans held for investment	1,589,672	1,536,364
Allowance for credit losses	(14,479)	(13,727)
Loans, net	1,575,193	1,522,637

FHLB stock, at cost	5,600	5,600
Premises and equipment	28,894	29,000
Cash surrender value of BOLI	46,603	46,133
Goodwill and other intangible assets	48,282	48,282
Other assets	33,596	33,541
Total assets	$2,219,641	$2,209,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest bearing demand deposits	$414,018	$426,342
Interest bearing demand deposits	252,149	266,187
Money market deposits	453,478	436,631
Savings	300,867	280,429
Certificates of deposit	389,401	410,065
Total deposits	1,809,913	1,819,654
Short-term borrowings	116,012	68,000
FHLB advances	—	45,000
Subordinated debt, net of unamortized issuance costs	29,559	29,514
Other liabilities	15,453	15,884
Total liabilities	1,970,937	1,978,052
Shareholders’ equity
Common stock — no par value, 15,000,000 shares authorized: issued and outstanding 7,628,809 shares at June 30, 2026 and 7,322,207 shares at December 31, 2025	135,079	123,204
Shares to be issued for deferred compensation obligations	2,532	2,366
Retained earnings	119,844	113,849
Accumulated other comprehensive loss	(8,751)	(8,023)
Total shareholders’ equity	248,704	231,396
Total liabilities and shareholders’ equity	$2,219,641	$2,209,448

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Loans, including fees	$22,607	$19,832	$44,071	$39,180
AFS securities
Taxable	2,902	2,513	5,391	4,616
Nontaxable	470	519	969	1,059
FHLB stock	64	125	139	285
Federal funds sold and other	173	253	775	735
Total interest income	26,216	23,242	51,345	45,875
Interest expense
Deposits	6,778	7,391	13,890	14,854
Short-term borrowings	1,007	324	1,743	665
FHLB advances	43	132	176	170
Subordinated debt	304	266	570	532
Total interest expense	8,132	8,113	16,379	16,221
Net interest income	18,084	15,129	34,966	29,654
Provision for (reversal of) credit losses	895	(1,099)	1,499	(1,206)
Net interest income after provision for credit losses	17,189	16,228	33,467	30,860
Noninterest income
Service charges and fees	2,440	1,936	4,717	3,810
Wealth management fees	1,216	1,084	2,324	2,063
Increase in the cash surrender value of BOLI	434	300	882	672
Net gain on sale of mortgage loans	15	47	48	77
Other	270	319	765	592
Total noninterest income	4,375	3,686	8,736	7,214
Noninterest expenses
Compensation and benefits	8,147	7,496	16,075	14,879
Occupancy and equipment	2,890	2,650	5,730	5,250
Other professional services	807	863	1,822	1,574
ATM and debit card fees	629	555	1,187	1,041
Marketing	514	469	1,020	928
FDIC insurance premiums	288	267	594	570
Merger-related expenses	505	—	505	—
Other	1,606	1,445	3,115	2,802
Total noninterest expenses	15,386	13,745	30,048	27,044
Income before income tax expense	6,178	6,169	12,155	11,030
Income tax expense	1,137	1,138	2,122	2,050
Net income	$5,041	$5,031	$10,033	$8,980
Earnings per common share
Basic	$0.69	$0.68	$1.37	$1.21
Diluted	0.69	0.68	1.37	1.21
Cash dividends per common share	0.28	0.28	0.56	0.56

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2026	2025	2026	2025
Net income	$5,041	$5,031	$10,033	$8,980
Unrealized gains (losses) on AFS securities	(200)	3,879	(924)	8,893
Tax effect (1)	51	(827)	196	(1,925)
Unrealized gains (losses) on AFS securities, net of tax	(149)	3,052	(728)	6,968
Comprehensive income	$4,892	$8,083	$9,305	$15,948
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” of these consolidated financial statements for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
(dollars in thousands, except per share amounts)	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Beginning balance at March 31, 2025	7,408,010	$125,547	$2,508	$104,940	$(17,439)	$215,556
Comprehensive income (loss)	—	—	—	5,031	3,052	8,083
Issuance of common stock	11,498	340	—	—	—	340
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	211	(211)	—	—	—
Share-based payment awards under the Directors Plan	—	—	34	—	—	34
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock repurchased	(57,824)	(1,505)	—	—	—	(1,505)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,022)	—	(2,022)
Ending balance at June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500

Beginning balance at March 31, 2026	7,333,319	$123,251	$2,522	$116,790	$(8,602)	$233,961
Comprehensive income (loss)	—	—	—	5,041	(149)	4,892
Issuance of common stock	300,594	12,015	—	—	—	12,015
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	24	(24)	—	—	—
Share-based payment awards under the Directors Plan	—	—	34	—	—	34
Share-based compensation expense recognized in earnings under the RSP	—	13	—	—	—	13
Common stock repurchased	(5,104)	(224)	—	—	—	(224)
Cash dividends paid ($0.28 per common share)	—	—	—	(1,987)	—	(1,987)
Ending balance at June 30, 2026	7,628,809	$135,079	$2,532	$119,844	$(8,751)	$248,704

	Common Stock
(dollars in thousands, except per share amounts)	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Beginning balance at December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	8,980	6,968	15,948
Issuance of common stock	28,830	759	—	—	—	759
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	253	(253)	—	—	—
Share-based payment awards under the Directors Plan	—	—	201	—	—	201
Share-based compensation expense recognized in earnings under the RSP	—	21	—	—	—	21
Common stock repurchased	(103,406)	(2,650)	—	—	—	(2,650)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,055)	—	(4,055)
Ending balance at June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500

Beginning balance at December 31, 2025	7,322,207	$123,204	$2,366	$113,849	$(8,023)	$231,396
Comprehensive income (loss)	—	—	—	10,033	(728)	9,305
Issuance of common stock	310,276	12,448	—	—	—	12,448
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	24	(24)	—	—	—
Common stock issued for deferred compensation under the RSP	9,492	—	—	—	—	—
Share-based payment awards under the Directors Plan	—	—	190	—	—	190
Share-based compensation expense recognized in earnings under the RSP	—	29	—	—	—	29
Common stock repurchased	(13,166)	(626)	—	—	—	(626)
Cash dividends paid ($0.56 per common share)	—	—	—	(4,038)	—	(4,038)
Ending balance at June 30, 2026	7,628,809	$135,079	$2,532	$119,844	$(8,751)	$248,704

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(dollars in thousands)	2026	2025
Operating activities
Net income	$10,033	$8,980
Reconciliation of net income to net cash provided by operating activities
Provision for (reversal of) credit losses	1,499	(1,206)
Depreciation	1,141	1,072
Net amortization of AFS securities	181	543
Net gain on sale of mortgage loans	(48)	(77)
Increase in the cash surrender value of BOLI, net of expenses	(874)	(667)
Gains from redemption of BOLI policies	(137)	—
Share-based payment awards	219	222
Origination of loans HFS	(2,028)	(3,018)
Proceeds from loan sales	2,089	3,282
Net changes in:
Other assets	(212)	1,781
Other liabilities	(381)	1,513
Net cash provided by operating activities	11,482	12,425
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	121,763	47,819
Purchases of AFS securities	(64,366)	(51,000)
Net change in loans HFI	(54,153)	27,053
Purchases of premises and equipment	(945)	(1,584)
Purchases of BOLI policies	—	(10,225)
Proceeds from redemption of BOLI policies	541	—
Proceeds from sale of FHLB stock	—	7,162
Proceeds from sales of foreclosed assets	396	118
Low income housing tax credit investments	(40)	(3,767)
Net cash provided by investing activities	3,196	15,576
Financing activities
Net increase (decrease) in deposits	(9,741)	102,316
Net increase (decrease) in short-term borrowings	48,012	(10,359)
Net (decrease) in FHLB advances	(45,000)	(30,000)
Cash dividends paid on common stock	(4,038)	(4,055)
Proceeds from issuance of common stock	12,448	759
Common stock repurchased	(626)	(2,650)
Net cash provided by financing activities	1,055	56,011
Increase (decrease) in cash and cash equivalents	15,733	84,012
Cash and cash equivalents at beginning of period	26,041	24,542
Cash and cash equivalents at end of period	$41,774	$108,554
Supplemental cash flows information
Interest paid	$16,595	$16,335
Federal income taxes paid	3,810	400
Supplemental noncash information
Transfers of loans to foreclosed assets	98	293
Transfers of foreclosed assets to premises and equipment	90	—
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
The accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “2025 Annual Report on Form 10-K”). All financial data presented in these notes, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, including financial data presented in the tables and explanations thereof, are expressed in thousands except per share amounts and ratios and unless otherwise noted.
Recent Developments
On June 16, 2026, the Corporation and the Bank entered into an equity distribution agreement with Piper Sandler & Co., as sales agent, pursuant to which the Corporation may offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $30.0 million, including through “at-the-market” offerings and other permitted methods. The sales agent is entitled to a commission of up to 3.0% of the gross sales price of the common stock sold in such offering. The Corporation is not obligated to sell any shares of its common stock pursuant to the equity distribution agreement, and may suspend or terminate sales thereunder at any time. Any shares sold will be issued pursuant to the Corporation’s effective shelf registration statement on Form S-3 and related prospectus supplement, and net proceeds, if any, are expected to be used for general corporate purposes, which may include, without limitation, contribution to the capital of the Bank to support its lending activities and growth. Please see Note 5 below for additional information about our at-the-market offering.
On June 11, 2026, the Corporation, 401 Merger Sub, Inc., a Michigan corporation and a wholly owned subsidiary of the Corporation (“Merger Sub”), and Grand River Commerce, Inc. (“Grand River”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Grand River, with Grand River as the surviving entity (the “Merger”), and immediately following the Merger, Grand River will merge with and into the Corporation, with the Corporation as the surviving entity (the “Second Step Merger”). The Merger Agreement further provides that immediately following the Second Step Merger, Grand River Bank, a Michigan state-chartered member bank and wholly owned subsidiary of Grand River, will merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger” and, together with the Merger and the Second Step Merger, the “Transaction”). We expect to complete the Merger in the fourth quarter of 2026, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the Merger Agreement by the shareholders of Grand River.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each voting and non-voting share of common stock of Grand River (“Grand River Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation or dissenting shares, will be converted into the right to receive, at the election of the holder thereof, and subject to adjustment and proration, as applicable, (i) an amount of cash equal to the quotient of (A) $18,262,391 (the “Aggregate Cash Consideration”), divided by (B) the product obtained by multiplying (x) the number of shares of Grand River Common Stock issued and outstanding as of the Effective Time by (y) 0.35 (the “Cash Conversion Number”), rounded to the nearest cent (the “Per Share Cash Consideration”), or (ii) the number of shares of common stock of the Corporation, no par value (“Isabella Common Stock”), multiplied by the Exchange Ratio (as defined below).
The Exchange Ratio is defined in the Merger Agreement as a number, as adjusted, of shares of Isabella Common Stock equal to the quotient of (A) 839,003 shares of Isabella Common Stock, divided by (B) the difference of (1) the aggregate number of shares of Grand River Common Stock issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation or dissenting shares, minus (2) the Cash Conversion Number, rounded to the nearest ten thousandth (the “Per Share Stock Consideration”). The Per Share Cash Consideration and/or the Per Share Stock Consideration are sometimes referred to herein collectively as the “Merger Consideration.”
Merger Consideration elections by Grand River shareholders will be subject to proration procedures whereby 65% of the shares of Grand River Common Stock will be exchanged for the Per Share Stock Consideration and 35% of the shares of Grand River common stock will be exchanged for the Per Share Cash Consideration. Based on the assumption of 9,136,529 shares of Grand River Common Stock issued and outstanding as of the Effective Time, the Per Share Cash Consideration to be paid is estimated to be approximately $5.71 and the Exchange Ratio is estimated to be approximately 0.1413. At March 31, 2026, Grand River had approximately $511.7 million in total assets, $433.0 million in total loans and $438.9 million in total deposits. The pro forma company is projected to have approximately $2.7 billion in total assets.
Identification and Classification of Merger-Related Expenses
Merger-related expenses are costs incurred directly in connection with merger and acquisition activities and are expensed in the period in which the costs are incurred and services are received. The costs to issue equity securities associated with the Merger are netted against the value of the securities issued. Merger-related expenses are expected to include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT, systems integration, and contract terminations), severance and retention bonuses for employees affected by the Merger, and travel and accommodation expenses directly related to merger activities. Merger-related expenses of $505,000 recognized in second quarter 2026 primarily include consulting fees and legal fees.
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
Subsequent Events
We evaluated subsequent events after June 30, 2026 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. Management determined that no subsequent events require financial statement recognition or disclosure between June 30, 2026 and the date our interim condensed consolidated financial statements were issued.

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

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of the dates indicated:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$100,032	$—	$872	$99,160	$200,327	$—	$2,793	$197,534
States and political subdivisions	64,109	19	2,972	61,156	71,857	45	2,697	69,205
Auction rate money market preferred	3,200	—	781	2,419	3,200	—	787	2,413
Agency mortgage-backed securities	20,743	—	1,216	19,527	23,373	—	1,121	22,252
Agency collateralized mortgage obligations	27,541	—	1,740	25,801	30,312	—	1,518	28,794
Agency commercial mortgage-backed securities	228,036	267	3,188	225,115	172,170	1,149	1,647	171,672
Corporate	6,450	—	339	6,111	6,450	—	529	5,921
Total	$450,111	$286	$11,108	$439,289	$507,689	$1,194	$11,092	$497,791
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the amortized cost basis of AFS securities, as displayed above. Accrued interest receivable on AFS securities was $1.6 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Additional policy information related to AFS securities are discussed in detail in Note 1, Significant Accounting Policies in the consolidated financial statements included within the 2025 Annual Report on Form 10-K.
The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2026 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
(dollars in thousands)	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$100,032	$—	$—	$—	$—	$100,032
States and political subdivisions	8,780	15,497	20,571	19,261	—	64,109
Auction rate money market preferred	—	—	—	—	3,200	3,200
Agency mortgage-backed securities	—	—	—	—	20,743	20,743
Agency collateralized mortgage obligations	—	—	—	—	27,541	27,541
Agency commercial mortgage-backed securities	6,871	148,499	72,666	—	—	228,036
Corporate	—	2,500	3,950	—	—	6,450
Total amortized cost	$115,683	$166,496	$97,187	$19,261	$51,484	$450,111
Fair value	$114,739	$163,871	$95,248	$17,684	$47,747	$439,289
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

The information in the following tables pertains to AFS securities with gross unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position for which an allowance for credit losses has not been recorded.

	June 30, 2026
	Less Than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$872	$99,160	$872
States and political subdivisions	130	10,989	2,842	27,884	2,972
Auction rate money market preferred	—	—	781	2,419	781
Agency mortgage-backed securities	—	—	1,216	19,527	1,216
Agency collateralized mortgage obligations	—	—	1,740	25,801	1,740
Agency commercial mortgage-backed securities	1,232	110,180	1,956	82,866	3,188
Corporate	—	—	339	6,111	339
Total	$1,362	$121,169	$9,746	$263,768	$11,108
Number of securities in an unrealized loss position:		36		140	176

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$2,793	$197,534	$2,793
States and political subdivisions	993	13,446	1,704	24,823	2,697
Auction rate money market preferred	—	—	787	2,413	787
Agency mortgage-backed securities	—	—	1,121	22,252	1,121
Agency collateralized mortgage obligations	—	—	1,518	28,794	1,518
Agency commercial mortgage-backed securities	39	9,042	1,608	91,222	1,647
Corporate	—	—	529	5,921	529
Total	$1,032	$22,488	$10,060	$372,959	$11,092
Number of securities in an unrealized loss position:		38		138	176
As of June 30, 2026, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the securities classified as AFS in the table above, and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. Unrealized losses are generally due to a continued elevated market interest rate environment compared to the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio, excluding loans HFS, as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$198,156	12.47%	$189,071	12.31%
Unsecured	33,434	2.10%	31,379	2.04%
Total commercial and industrial	231,590	14.57%	220,450	14.35%
Commercial real estate
Commercial mortgage owner occupied	242,550	15.26%	229,906	14.96%
Commercial mortgage non-owner occupied	223,980	14.09%	223,984	14.58%
Commercial mortgage 1-4 family investor	106,150	6.68%	101,400	6.60%
Commercial mortgage multifamily	100,591	6.31%	84,468	5.50%
Total commercial real estate	673,271	42.34%	639,758	41.64%
Advances to mortgage brokers	75,159	4.73%	76,676	4.99%
Agricultural
Agricultural mortgage	67,620	4.25%	69,769	4.54%
Agricultural other	29,842	1.88%	32,340	2.11%
Total agricultural	97,462	6.13%	102,109	6.65%
Residential real estate
Senior lien	388,931	24.47%	372,287	24.23%
Junior lien	11,697	0.74%	10,970	0.71%
Home equity lines of credit	49,364	3.11%	44,623	2.91%
Total residential real estate	449,992	28.32%	427,880	27.85%
Consumer
Secured - direct	26,755	1.68%	28,648	1.86%
Secured - indirect	32,001	2.01%	37,456	2.44%
Unsecured	3,442	0.22%	3,387	0.22%
Total consumer	62,198	3.91%	69,491	4.52%
Total	$1,589,672	100.00%	$1,536,364	100.00%
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. We made an accounting policy election to exclude accrued interest receivable on loans from the amortized cost basis of loans. Accrued interest receivable on loans was $6.0 million and $6.7 million at June 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the interest method. Net unamortized deferred loan costs were $2.9 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and loans to states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $18.0 million. Borrowers with direct credit needs of more than $18.0 million may be serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, property, or equipment. Government agency guarantees may be required. Personal guarantees and/or life insurance beneficiary assignments are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we may require annual financial statements, prepare cash flow analyses, and review credit reports of our borrowers.
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
Appraisals are performed by independent appraisers and are reviewed for appropriateness. Generally, mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system. Loans in excess of $1.5 million require the approval of one or more of the following Bank committees: Internal Loan Committee, the Executive Loan Committee, or the Board of Directors.
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 15 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
Nonaccrual and Past Due Loans
Nonaccrual loan policies, including a description of nonaccrual loans, are discussed in detail in Note 1, Significant Accounting Policies, and Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K. There have been no material changes to these policies in 2026. The following table summarizes nonaccrual loan data by class of loans as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$623	$200	$442	$—
Commercial real estate
Commercial mortgage owner occupied	726	—	766	—
Commercial mortgage 1-4 family investor	3,002	3,002	3,000	3,000
Agricultural
Agricultural mortgage	919	919	—	—
Agricultural other	1,948	1,948	—	—
Residential real estate
Senior lien	572	572	370	370
Total	$7,790	$6,641	$4,578	$3,370

The following tables summarize the past due and current loans for the entire loan portfolio as of the dates indicated:

	June 30, 2026
	Past Due:					Accruing Loans 90 or More Days Past Due
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$51	$—	$—	$198,105	$198,156	$—
Unsecured	25	—	—	33,409	33,434	—
Total commercial and industrial	76	—	—	231,514	231,590	—
Commercial real estate
Commercial mortgage owner occupied	—	—	—	242,550	242,550	—
Commercial mortgage non-owner occupied	136	—	—	223,844	223,980	—
Commercial mortgage 1-4 family investor	—	—	3,002	103,148	106,150	—
Commercial mortgage multifamily	—	—	—	100,591	100,591	—
Total commercial real estate	136	—	3,002	670,133	673,271	—
Advances to mortgage brokers	—	—	—	75,159	75,159	—
Agricultural
Agricultural mortgage	855	—	—	66,765	67,620	—
Agricultural other	1,100	776	—	27,966	29,842	—
Total agricultural	1,955	776	—	94,731	97,462	—
Residential real estate
Senior lien	14	433	312	388,172	388,931	—
Junior lien	—	—	—	11,697	11,697	—
Home equity lines of credit	88	—	—	49,276	49,364	—
Total residential real estate	102	433	312	449,145	449,992	—
Consumer
Secured - direct	27	—	—	26,728	26,755	—
Secured - indirect	45	25	—	31,931	32,001	—
Unsecured	32	—	—	3,410	3,442	—
Total consumer	104	25	—	62,069	62,198	—
Total	$2,373	$1,234	$3,314	$1,582,751	$1,589,672	$—

	December 31, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$121	$443	$—	$188,507	$189,071	$—
Unsecured	—	—	—	31,379	31,379	—
Total commercial and industrial	121	443	—	219,886	220,450	—
Commercial real estate
Commercial mortgage owner occupied	—	766	—	229,140	229,906	—
Commercial mortgage non-owner occupied	839	—	—	223,145	223,984	—
Commercial mortgage 1-4 family investor	67	—	3,000	98,333	101,400	—
Commercial mortgage multifamily	—	—	—	84,468	84,468	—
Total commercial real estate	906	766	3,000	635,086	639,758	—
Advances to mortgage brokers	—	—	—	76,676	76,676	—
Agricultural
Agricultural mortgage	—	—	—	69,769	69,769	—
Agricultural other	60	—	—	32,280	32,340	—
Total agricultural	60	—	—	102,049	102,109	—
Residential real estate
Senior lien	5,012	385	—	366,890	372,287	—
Junior lien	12	—	—	10,958	10,970	—
Home equity lines of credit	115	—	—	44,508	44,623	—
Total residential real estate	5,139	385	—	422,356	427,880	—
Consumer
Secured - direct	21	—	—	28,627	28,648	—
Secured - indirect	284	30	—	37,142	37,456	—
Unsecured	1	5	—	3,381	3,387	—
Total consumer	306	35	—	69,150	69,491	—
Total	$6,532	$1,629	$3,000	$1,525,203	$1,536,364	$—

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
Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are discussed in detail in Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K. There have been no material changes to the risk rating definitions in 2026.
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of the dates indicated:

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$4,709	$530	$9,263	$9,104	$1,310	$4,649	$42,167	$—	$71,732
Risk rating 4	17,063	16,363	14,750	9,295	3,765	4,193	33,901	—	99,330
Risk rating 5	700	1,108	2,148	142	14,996	27	4,132	—	23,253
Risk rating 6	126	—	64	19	—	4	3,005	—	3,218
Risk rating 7	150	—	423	—	—	—	50	—	623
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$22,748	$18,001	$26,648	$18,560	$20,071	$8,873	$83,255	$—	$198,156
2026 year-to-date gross charge-offs	$—	$24	$—	$—	$—	$—	$1	$—	$25
Commercial and industrial: Unsecured
Risk ratings 1-3	$432	$798	$—	$1,743	$341	$—	$2,860	$—	$6,174
Risk rating 4	3,808	8,862	704	594	463	200	10,668	—	25,299
Risk rating 5	—	7	8	59	—	450	1,335	—	1,859
Risk rating 6	—	18	74	—	—	10	—	—	102
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$4,240	$9,685	$786	$2,396	$804	$660	$14,863	$—	$33,434
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$—	$23
Commercial real estate: Owner occupied
Risk ratings 1-3	$1,200	$5,353	$3,647	$8,330	$1,336	$32,123	$1,172	$—	$53,161
Risk rating 4	13,877	39,154	30,959	18,922	26,217	46,808	3,458	—	179,395
Risk rating 5	—	1,814	1,040	530	976	3,141	387	—	7,888
Risk rating 6	—	—	1,312	—	—	69	—	—	1,381
Risk rating 7	—	—	725	—	—	—	—	—	725
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$15,077	$46,321	$37,683	$27,782	$28,529	$82,141	$5,017	$—	$242,550
2026 year-to-date gross charge-offs	$—	$—	$—	$154	$—	$—	$—	$—	$154

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$6,115	$4,185	$253	$712	$5,768	$4,836	$138	$—	$22,007
Risk rating 4	13,868	24,717	7,072	20,335	43,396	53,933	1,223	—	164,544
Risk rating 5	5,795	247	9,816	8,671	9,994	2,365	500	—	37,388
Risk rating 6	—	—	—	—	—	41	—	—	41
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$25,778	$29,149	$17,141	$29,718	$59,158	$61,175	$1,861	$—	$223,980
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$314	$735	$708	$221	$2,533	$2,183	$5,272	$—	$11,966
Risk rating 4	9,075	15,249	8,425	5,762	7,010	36,462	7,321	—	89,304
Risk rating 5	117	114	—	341	210	213	469	—	1,464
Risk rating 6	—	—	—	233	—	38	142	—	413
Risk rating 7	—	44	—	2,959	—	—	—	—	3,003
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$9,506	$16,142	$9,133	$9,516	$9,753	$38,896	$13,204	$—	$106,150
2026 year-to-date gross charge-offs	$—	$134	$74	$23	$—	$—	$—	$—	$231
Commercial real estate: Multifamily
Risk ratings 1-3	$8,930	$—	$869	$—	$1,555	$1,771	$188	$—	$13,313
Risk rating 4	8,349	20,880	5,950	922	18,315	28,483	220	—	83,119
Risk rating 5	—	—	475	902	—	2,782	—	—	4,159
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$17,279	$20,880	$7,294	$1,824	$19,870	$33,036	$408	$—	$100,591
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$75,159	$—	$—	$—	$—	$—	$—	$—	$75,159
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$316	$2,566	$876	$539	$3,206	$5,208	$29	$—	$12,740
Risk rating 4	2,649	4,166	2,685	3,626	10,032	16,187	596	—	39,941
Risk rating 5	6,229	1,364	264	161	535	1,416	745	—	10,714
Risk rating 6	2,500	—	—	—	—	806	—	—	3,306
Risk rating 7	—	—	—	—	855	64	—	—	919
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$11,694	$8,096	$3,825	$4,326	$14,628	$23,681	$1,370	$—	$67,620
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$44	$—	$—	$—	$44

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$323	$800	$316	$345	$562	$424	$4,309	$—	$7,079
Risk rating 4	1,387	1,363	600	614	419	330	9,943	—	14,656
Risk rating 5	14	668	20	107	20	904	2,989	—	4,722
Risk rating 6	1,350	—	—	—	—	—	87	—	1,437
Risk rating 7	—	1,876	—	72	—	—	—	—	1,948
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,074	$4,707	$936	$1,138	$1,001	$1,658	$17,328	$—	$29,842
2026 year-to-date gross charge-offs	$—	$58	$—	$—	$—	$—	$—	$—	$58

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$257	$10,256	$8,605	$1,841	$3,660	$2,471	$36,713	$—	$63,803
Risk rating 4	20,722	19,606	13,553	5,939	5,653	1,278	30,804	—	97,555
Risk rating 5	2,271	2,290	139	15,215	45	—	4,085	—	24,045
Risk rating 6	81	75	19	—	30	6	3,015	—	3,226
Risk rating 7	—	442	—	—	—	—	—	—	442
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,331	$32,669	$22,316	$22,995	$9,388	$3,755	$74,617	$—	$189,071
2025 year-to-date gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$—	$22
Commercial and industrial: Unsecured
Risk ratings 1-3	$867	$25	$2,165	$156	$10	$312	$3,302	$—	$6,837
Risk rating 4	11,882	955	813	1,240	188	274	7,080	—	22,432
Risk rating 5	2	—	61	—	476	—	1,488	—	2,027
Risk rating 6	—	83	—	—	—	—	—	—	83
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$12,751	$1,063	$3,039	$1,396	$674	$586	$11,870	$—	$31,379
2025 year-to-date gross charge-offs	$—	$50	$—	$—	$—	$—	$—	$—	$50
Commercial real estate: Owner occupied
Risk ratings 1-3	$5,021	$4,101	$8,467	$1,385	$17,482	$16,095	$1,419	$—	$53,970
Risk rating 4	33,004	33,403	20,559	27,541	26,605	23,021	2,380	—	166,513
Risk rating 5	1,687	192	557	1,149	131	2,866	372	—	6,954
Risk rating 6	—	1,327	304	—	72	—	—	—	1,703
Risk rating 7	—	766	—	—	—	—	—	—	766
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,712	$39,789	$29,887	$30,075	$44,290	$41,982	$4,171	$—	$229,906
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$3,346	$273	$4,996	$5,910	$9,132	$3,360	$102	$—	$27,119
Risk rating 4	26,715	7,300	21,512	44,632	31,180	26,464	1,595	—	159,398
Risk rating 5	249	9,938	7,641	10,192	1,612	6,343	466	—	36,441
Risk rating 6	—	—	982	—	—	44	—	—	1,026
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$30,310	$17,511	$35,131	$60,734	$41,924	$36,211	$2,163	$—	$223,984
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$615	$764	$225	$2,631	$1,445	$1,126	$3,068	$—	$9,874
Risk rating 4	15,675	9,486	7,180	7,873	26,081	13,609	6,983	—	86,887
Risk rating 5	269	—	137	216	—	122	338	—	1,082
Risk rating 6	—	—	515	—	—	42	—	—	557
Risk rating 7	—	—	3,000	—	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,559	$10,250	$11,057	$10,720	$27,526	$14,899	$10,389	$—	$101,400
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$885	$363	$1,603	$852	$1,099	$288	$—	$5,090
Risk rating 4	20,842	5,030	957	18,892	10,087	19,158	220	—	75,186
Risk rating 5	—	480	914	—	—	2,798	—	—	4,192
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$20,842	$6,395	$2,234	$20,495	$10,939	$23,055	$508	$—	$84,468
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$76,676	$—	$—	$—	$—	$—	$—	$—	$76,676
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$2,647	$714	$419	$2,993	$1,990	$3,945	$338	$—	$13,046
Risk rating 4	4,426	4,098	3,449	11,231	5,864	11,802	1,642	—	42,512
Risk rating 5	852	269	1,083	418	5,829	622	952	—	10,025
Risk rating 6	535	—	—	2,068	69	1,514	—	—	4,186
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,460	$5,081	$4,951	$16,710	$13,752	$17,883	$2,932	$—	$69,769
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$860	$503	$434	$671	$221	$277	$4,054	$—	$7,020
Risk rating 4	2,055	801	738	610	483	62	11,202	—	15,951
Risk rating 5	881	55	133	17	889	391	2,308	—	4,674
Risk rating 6	3,476	—	88	—	61	—	1,070	—	4,695
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,272	$1,359	$1,393	$1,298	$1,654	$730	$18,634	$—	$32,340
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display loans by payment status and year of origination as of the dates indicated:

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$35,742	$67,672	$50,477	$32,889	$39,266	$150,137	$—	$11,729	$387,912
Past due 30-89 days	—	—	—	—	249	198	—	—	447
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	85	—	178	309	—	—	572
Total	$35,742	$67,672	$50,562	$32,889	$39,693	$150,644	$—	$11,729	$388,931
2026 year-to-date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Residential real estate: Junior lien
Current	$1,835	$4,359	$2,937	$1,863	$432	$271	$—	$—	$11,697
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,835	$4,359	$2,937	$1,863	$432	$271	$—	$—	$11,697
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$49,276	$—	$49,276
Past due 30-89 days	—	—	—	—	—	—	88	—	88
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$49,364	$—	$49,364
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$5,002	$5,769	$4,936	$4,134	$3,137	$3,750	$—	$—	$26,728
Past due 30-89 days	—	—	20	—	7	—	—	—	27
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$5,002	$5,769	$4,956	$4,134	$3,144	$3,750	$—	$—	$26,755
2026 year-to-date gross charge-offs	$—	$—	$24	$66	$14	$3	$—	$—	$107

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$2,398	$3,321	$3,787	$11,348	$3,930	$7,147	$—	$—	$31,931
Past due 30-89 days	—	—	25	15	28	2	—	—	70
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,398	$3,321	$3,812	$11,363	$3,958	$7,149	$—	$—	$32,001
2026 year-to-date gross charge-offs	$—	$—	$—	$50	$—	$24	$—	$—	$74
Consumer: Unsecured
Current	$965	$1,115	$377	$56	$23	$1	$873	$—	$3,410
Past due 30-89 days	—	11	—	—	—	—	21	—	32
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$965	$1,126	$377	$56	$23	$1	$894	$—	$3,442
2026 year-to-date gross charge-offs	$154	$33	$2	$3	$—	$1	$3	$—	$196

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$72,854	$43,102	$35,251	$42,022	$65,769	$93,563	$—	$14,223	$366,784
Past due 30-89 days	112	284	633	774	830	2,500	—	—	5,133
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	179	191	—	—	370
Total	$72,966	$43,386	$35,884	$42,796	$66,778	$96,254	$—	$14,223	$372,287
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$4,786	$3,252	$2,075	$507	$67	$271	$—	$—	$10,958
Past due 30-89 days	—	12	—	—	—	—	—	—	12
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,786	$3,264	$2,075	$507	$67	$271	$—	$—	$10,970
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$44,467	$41	$44,508
Past due 30-89 days	—	—	—	—	—	—	115	—	115
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$44,582	$41	$44,623
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - direct
Current	$7,870	$6,374	$5,501	$4,088	$2,238	$2,556	$—	$—	$28,627
Past due 30-89 days	—	—	11	9	—	1	—	—	21
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,870	$6,374	$5,512	$4,097	$2,238	$2,557	$—	$—	$28,648
2025 year-to-date gross charge-offs	$—	$4	$33	$36	$9	$53	$—	$—	$135
Consumer: Secured - indirect
Current	$4,327	$4,457	$14,532	$5,133	$3,609	$5,084	$—	$—	$37,142
Past due 30-89 days	—	82	198	—	—	34	—	—	314
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,327	$4,539	$14,730	$5,133	$3,609	$5,118	$—	$—	$37,456
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13
Consumer: Unsecured
Current	$1,686	$689	$171	$34	$5	$—	$796	$—	$3,381
Past due 30-89 days	5	—	—	—	—	—	1	—	6
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,691	$689	$171	$34	$5	$—	$797	$—	$3,387
2025 year-to-date gross charge-offs	$328	$1	$10	$1	$1	$—	$—	$—	$341

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
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended June 30, 2026
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Interest Rate Reduction and Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$151	0.08%	$151	0.08%	$50	0.03%	$423	0.21%
Commercial real estate
Commercial mortgage owner occupied	366	0.15%	725	0.30%	—	0.00%	—	0.00%	—	0.00%
Commercial mortgage non-owner occupied	—	0.00%	—	0.00%	5,795	2.59%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	229	0.34%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	—	0.00%	1,350	4.52%	—	0.00%	—	0.00%
Residential real estate
Senior lien	—	0.00%	85	0.02%	—	0.00%	—	0.00%	—	0.00%
Total	$595		$961		$7,296		$50		$423

	Six Months Ended June 30, 2026
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Interest Rate Reduction and Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$151	0.08%	$161	0.08%	$50	0.03%	$423	0.21%
Commercial real estate
Commercial mortgage owner occupied	367	0.15%	2,625	1.08%	—	0.00%	—	0.00%	—	0.00%
Commercial mortgage non-owner occupied	—	0.00%	—	0.00%	5,795	2.59%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	229	0.34%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	—	0.00%	1,350	4.52%	—	0.00%	1,100	3.69%
Residential real estate
Senior lien	—	0.00%	85	0.02%	—	0.00%	—	0.00%	—	0.00%
Total	$596		$2,861		$7,306		$50		$1,523

	Three Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$20	0.01%	$2,600	1.12%	$602	0.26%
Total	$20		$2,600		$602

	Six Months Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$20	0.01%	$3,114	1.34%	$602	0.26%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	1,511	0.85%	—	0.00%
Total	$20		$4,625		$602
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $3,000 and $221,000 in additional funds to be disbursed in connection with modified loans as of June 30, 2026 and December 31, 2025, respectively, as displayed in the tables above.

The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended June 30
	2026			2025
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	2.50%	7 months	5.16	10.00%	10 months	0.50
Commercial real estate
Commercial mortgage owner occupied	1.30%	7 months	N/A	N/A	N/A	N/A
Commercial mortgage non-owner occupied	N/A	N/A	5.00	N/A	N/A	N/A
Agricultural
Agricultural mortgage	0.75%	N/A	N/A	N/A	N/A	N/A
Agricultural other	N/A	N/A	0.67	N/A	N/A	N/A
Residential real estate
Senior lien	N/A	3 months	N/A	N/A	N/A	N/A

	Six Months Ended June 30
	2026			2025
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	2.50%	7 months	5.13	10.00%	10 months	1.04
Commercial real estate
Commercial mortgage owner occupied	2.10%	7 months	N/A	N/A	N/A	15.00
Commercial mortgage non-owner occupied	N/A	N/A	5.00	N/A	N/A	N/A
Agricultural
Agricultural mortgage	0.75%	N/A	N/A	N/A	N/A	N/A
Agricultural other	N/A	6 months	0.53	N/A	N/A	N/A
Residential real estate
Senior lien	N/A	3 months	N/A	N/A	N/A	N/A

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the 12 months prior to the dates indicated:

	June 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$864	$—	$—	$—	$864
Commercial real estate
Commercial mortgage owner occupied	2,992	—	—	—	2,992
Commercial mortgage non-owner occupied	5,795	—	—	—	5,795
Agricultural
Agricultural mortgage	563	855	—	—	1,418
Agricultural other	1,350	1,100	776	—	3,226
Residential real estate
Senior lien	—	—	—	85	85
Total	$11,564	$1,955	$776	$85	$14,380

	June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$3,637	$99	$—	$—	$3,736
Commercial real estate
Commercial mortgage owner occupied	2,852	—	—	—	2,852
Agricultural
Agricultural mortgage	276	—	—	—	276
Agricultural other	132	—	—	—	132
Total	$6,897	$99	$—	$—	$6,996
The following table summarizes the amortized cost basis of loans that defaulted in the three and six-month periods ended June 30, 2026 and were modified within 12 months prior to the default date. There were no loans that defaulted in the three and six-month period ended June 30, 2025 and were modified within 12 months prior to the default date. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Other-Than-Insignificant Payment Delay and Term Extension	Other-Than-Insignificant Payment Delay	Term Extension	Other-Than-Insignificant Payment Delay and Term Extension
Commercial and industrial
Secured	$—	$—	$—	$—	$—	$423
Agricultural
Agricultural mortgage	855	—	—	855	—	—
Agricultural other	—	776	1,100	—	776	1,100
Residential real estate
Senior lien	—	—	—	85	—	—
Total	$855	$776	$1,100	$940	$776	$1,523

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
The methodology for estimating the amount of expected credit losses reported in the ACL is described within Note 3, Loans and ACL, in the consolidated financial statements included within the 2025 Annual Report on Form 10-K. There have been no material changes to the ACL methodology in 2026.
A summary of activity in the ACL for loans, excluding unfunded commitments, by portfolio segment and the recorded investment in loans by segments follows for the periods indicated:

	Three Months Ended June 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
March 31, 2026	$1,146	$6,222	$300	$5,148	$1,198	$14,014
Charge-offs	(45)	(231)	(102)	—	(185)	(563)
Recoveries	11	8	5	61	94	179
Provision for (reversal of) credit losses	70	664	67	20	28	849
June 30, 2026	$1,182	$6,663	$270	$5,229	$1,135	$14,479

	Six Months Ended June 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2025	$1,136	$5,949	$327	$5,059	$1,256	$13,727
Charge-offs	(48)	(385)	(102)	(1)	(377)	(913)
Recoveries	15	29	5	76	151	276
Provision for (reversal of) credit losses	79	1,070	40	95	105	1,389
June 30, 2026	$1,182	$6,663	$270	$5,229	$1,135	$14,479

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
March 31, 2025	$1,239	$5,174	$266	$4,600	$1,456	$12,735
Charge-offs	(72)	—	—	—	(318)	(390)
Recoveries	4	50	—	16	1,752	1,822
Provision for (reversal of) credit losses	147	53	50	57	(1,497)	(1,190)
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	(72)	—	—	(1)	(489)	(562)
Recoveries	84	52	—	30	1,880	2,046
Provision for (reversal of) credit losses	(10)	54	29	123	(1,598)	(1,402)
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977
The following table illustrates the components of the ACL as of the dates indicated:

(dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
ACL
Individually evaluated	$199	$227	$259	$—	$—
Collectively evaluated	14,280	13,787	13,468	13,149	12,977
Total	$14,479	$14,014	$13,727	$13,149	$12,977
ACL to loans
Individually evaluated	0.01%	0.01%	0.02%	0.00%	0.00%
Collectively evaluated	0.90%	0.89%	0.87%	0.92%	0.93%
Total	0.91%	0.90%	0.89%	0.92%	0.93%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$573	$74	$442	$95
Commercial real estate	3,684	125	3,766	164
Agricultural	2,731	—	—	—
Residential real estate	572	—	370	—
Consumer	—	—	—	—
Total	$7,560	$199	$4,578	$259
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of June 30, 2026 include $7.6 million in collateral dependent loans secured by commercial real estate, agricultural real estate and equipment, commercial equipment, and residential real estate of $3.7 million, $2.7 million, $573,000, and $572,000, respectively.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to three days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the periods indicated:

	Three Months Ended June 30
	2026			2025
(dollars in thousands)	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$116,012	$115,347	3.46%	$43,208	$40,802	3.14%
Federal funds purchased	—	1	4.58%	—	—	0.00%
FRB Discount Window	—	275	3.75%	—	859	4.50%

	Six Months Ended June 30
	2026			2025
(dollars in thousands)	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$116,012	$101,127	3.44%	$47,310	$42,150	3.18%
Federal funds purchased	—	1	4.67%	—	11	5.43%
FRB Discount Window	3,700	250	3.14%	—	446	4.50%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $143.6 million and $87.8 million as of June 30, 2026 and December 31, 2025, respectively. Such securities remain under our control. We may be required to provide additional collateral based on changes to the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$116,012	3.49%	$68,000	3.45%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts as of the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Pledged to secure borrowed funds	$447,298	$424,163
Pledged to secure repurchase agreements	143,628	87,752
Pledged for public deposits and for other purposes necessary or required by law	70,029	69,337
Total	$660,955	$581,252

AFS securities pledged to repurchase agreements consisted of the following as of the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
U.S. Treasury	$19,712	$78,992
Agency mortgage-backed securities	6,198	6,928
Agency collateralized mortgage obligations	117,718	1,832
Total	$143,628	$87,752
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of June 30, 2026, we had the ability to borrow up to an additional $403.0 million without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Fixed rate due 2026	$—	0.00%	$45,000	3.92%
Subordinated notes
We have $30 million in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "Notes"). The Notes initially had a fixed interest rate of 3.25% until June 15, 2026, after which time and until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. As of June 15, 2026, the Notes are redeemable by us at any time at our option, in whole or in part. The Notes are not subject to redemption at the option of the holders. Additionally, the Notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.
The following table summarizes our outstanding subordinated notes as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	6.23%	$30,000	3.25%
Unamortized issuance costs	(441)		(486)
Total subordinated debt, net	$29,559		$29,514

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
Pursuant to the Corporation’s at-the-market offering, we issued and sold 303,371 shares of common stock during the six months ended June 30, 2026, increasing equity by $11.7 million as of June 30, 2026.
Earnings per common share have been computed based on the following for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Average number of common shares outstanding for basic calculation	7,330,929	7,383,338	7,324,794	7,400,370
Dilutive effect of stock compensation, awards, and options	6,449	14,771	7,284	13,604
Average number of common shares outstanding used to calculate diluted earnings per common share	7,337,378	7,398,109	7,332,078	7,413,974
Net income	$5,041	$5,031	$10,033	$8,980
Earnings per common share
Basic	$0.69	$0.68	$1.37	$1.21
Diluted	0.69	0.68	1.37	1.21

Note 6 – Capital Ratios and Shareholders' Equity
As of June 30, 2026 and December 31, 2025, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC’s prompt corrective action regulations, as amended to reflect the changes under the Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categorizations. The following tables set forth these capital requirements and our ratios, both on a bank-only and on a consolidated basis, as of the dates indicated:

	June 30, 2026
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$194,064	11.49%	$118,197	7.00%	$109,754	6.50%
Consolidated	209,173	12.34%	118,619	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	194,064	11.49%	143,525	8.50%	135,082	8.00%
Consolidated	209,173	12.34%	144,037	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	209,147	12.39%	177,295	10.50%	168,853	10.00%
Consolidated	247,903	14.63%	177,928	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	194,064	8.93%	86,910	4.00%	108,638	5.00%
Consolidated	209,173	9.59%	87,235	4.00%	N/A	N/A

	December 31, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$182,116	11.20%	$113,783	7.00%	$105,656	6.50%
Consolidated	191,137	11.73%	114,114	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	182,116	11.20%	138,165	8.50%	130,038	8.00%
Consolidated	191,137	11.73%	138,568	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	196,336	12.08%	170,675	10.50%	162,547	10.00%
Consolidated	234,871	14.41%	171,172	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	182,116	8.45%	86,170	4.00%	107,713	5.00%
Consolidated	191,137	8.84%	86,476	4.00%	N/A	N/A
(1) “Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and outstanding subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. As of June 30, 2026, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Corporation’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.
The following table summarizes the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30
	2026			2025
(dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
March 31	$(8,564)	$(38)	$(8,602)	$(17,042)	$(397)	$(17,439)
OCI before reclassifications	(200)	—	(200)	3,879	—	3,879
Tax effect	51	—	51	(827)	—	(827)
OCI, net of tax	(149)	—	(149)	3,052	—	3,052
June 30	$(8,713)	$(38)	$(8,751)	$(13,990)	$(397)	$(14,387)

	Six Months Ended June 30
	2026			2025
(dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
December 31	$(7,985)	$(38)	$(8,023)	$(20,958)	$(397)	$(21,355)
OCI before reclassifications	(924)	—	(924)	8,893	—	8,893
Tax effect	196	—	196	(1,925)	—	(1,925)
OCI, net of tax	(728)	—	(728)	6,968	—	6,968
June 30	$(8,713)	$(38)	$(8,751)	$(13,990)	$(397)	$(14,387)
Included in OCI for the three and six-month periods ended June 30, 2026 and 2025 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the periods indicated:

	Three Months Ended June 30
	2026			2025
(dollars in thousands)	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$39	$(239)	$(200)	$(64)	$3,943	$3,879
Tax effect	—	51	51	—	(827)	(827)
Unrealized gains (losses), net of tax	$39	$(188)	$(149)	$(64)	$3,116	$3,052

	Six Months Ended June 30
	2026			2025
(dollars in thousands)	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$6	$(930)	$(924)	$(279)	$9,172	$8,893
Tax effect	—	196	196	—	(1,925)	(1,925)
Unrealized gains (losses), net of tax	$6	$(734)	$(728)	$(279)	$7,247	$6,968

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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in other assets. For the three and six month periods ended June 30, 2026 and 2025, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three and six month periods ended June 30, 2026 and 2025.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2026	2025	2026	2025
Debit card income	$1,198	$995	$2,306	$1,977
Trust service fees	1,019	913	1,885	1,726
Customer overdraft fees	600	532	1,161	1,076
Service charges and fees related to deposit accounts	348	176	706	341
ATM income	294	278	544	507
Investment advisory fees	197	171	439	337
Other	152	134	305	235
A significant portion of our revenue consists of interest income which is not subject to the requirements set forth in ASC 606.

Note 8 – Fair Value
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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of the dates indicated:

(dollars in thousands)	June 30, 2026
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$7,361	Real Estate	20% - 25%	20%
		Equipment	30% - 35%	30%
		Cash crop inventory	40%	40%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%

(dollars in thousands)	December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$4,319	Real Estate	20% - 25%	20%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%
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
The following table lists the quantitative information about OMSR fair value measurement as of the dates indicated:

(dollars in thousands)	June 30, 2026
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,239	Constant prepayment rate	7%
		Discount rate	11%

(dollars in thousands)	December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,090	Constant prepayment rate	7%
		Discount rate	11%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of the dates indicated:

	June 30, 2026
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$41,774	$41,774	$41,774	$—	$—
Mortgage loans HFS	410	420	—	420	—
Loans, net	1,575,193	1,549,164	—	—	1,549,164
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	7,618	7,618	7,618	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,420,512	1,420,512	1,420,512	—	—
Deposits with stated maturities	389,401	387,273	—	387,273	—
Short-term borrowings	116,012	112,804	—	112,804	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,559	29,203	—	29,203	—
Accrued interest payable	806	806	806	—	—

	December 31, 2025
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$26,041	$26,041	$26,041	$—	$—
Mortgage loans HFS	423	429	—	429	—
Loans, net	1,522,637	1,488,282	—	—	1,488,282
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	8,397	8,397	8,397	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,409,589	1,409,589	1,409,589	—	—
Deposits with stated maturities	410,065	409,191	—	409,191	—
Short-term borrowings	68,000	66,355	—	66,355	—
FHLB advances	45,000	45,004	—	45,004	—
Subordinated debt, net of unamortized issuance costs	29,514	29,095	—	29,095	—
Accrued interest payable	1,059	1,059	1,059	—	—
(1) Due to the characteristics of FHLB stock and equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on the dates indicated:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$99,160	$—	$99,160	$—	$197,534	$—	$197,534	$—
States and political subdivisions	61,156	—	61,156	—	69,205	—	69,205	—
Auction rate money market preferred	2,419	—	2,419	—	2,413	—	2,413	—
Agency mortgage-backed securities	19,527	—	19,527	—	22,252	—	22,252	—
Agency collateralized mortgage obligations	25,801	—	25,801	—	28,794	—	28,794	—
Agency commercial mortgage-backed securities	225,115	—	225,115	—	171,672	—	171,672	—
Corporate	6,111	—	6,111	—	5,921	—	5,921	—
Total AFS securities	439,289	—	439,289	—	497,791	—	497,791	—
Nonrecurring items
Collateral dependent loans (net of ACL)	7,361	—	—	7,361	4,319	—	—	4,319
OMSR	2,239	—	—	2,239	2,090	—	—	2,090
Foreclosed assets	620	—	—	620	938	—	—	938
Total	$449,509	$—	$439,289	$10,220	$505,138	$—	$497,791	$7,347
Percent of assets and liabilities measured at fair value		0.00%	97.73%	2.27%		0.00%	98.55%	1.45%
We recorded an impairment related to OMSR of $2,000 through earnings for each of the three and six month periods ended June 30, 2025. No impairments related to OMSR were recorded for the three and six periods ended June 30, 2026. We recorded impairments related to foreclosed assets of $0 and $63,000 for the three and six month periods ended June 30, 2025. No impairments related to foreclosed assets were recorded for the three and six periods ended June 30, 2026. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of June 30, 2026. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.

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
Recent Developments
On June 16, 2026, the Corporation and the Bank entered into an equity distribution agreement with Piper Sandler & Co., as sales agent, pursuant to which the Corporation may offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $30.0 million, including through “at-the-market” offerings and other permitted methods. The sales agent is entitled to a commission of up to 3.0% of the gross sales price of the common stock sold in such offering. The Corporation is not obligated to sell any shares of its common stock pursuant to the equity distribution agreement, and may suspend or terminate sales thereunder at any time. Any shares sold will be issued pursuant to the Corporation’s effective shelf registration statement on Form S-3 and related prospectus supplement, and net proceeds, if any, are expected to be used for general corporate purposes, which may include, without limitation, contribution to the capital of the Bank to support its lending activities and growth.
On June 11, 2026, the Corporation, 401 Merger Sub, Inc., a Michigan corporation and a wholly owned subsidiary of the Corporation, and Grand River, entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Grand River, with Grand River as the surviving entity, and immediately following the Merger, Grand River will merge with and into the Corporation, with the Corporation as the surviving entity. The Merger Agreement further provides that immediately following the Second Step Merger, Grand River Bank, a Michigan state-chartered member bank and wholly owned subsidiary of Grand River, will merge with and into the Bank, with the Bank as the surviving bank. We expect to complete the Merger in the fourth quarter of 2026, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the Agreement by the shareholders of Grand River.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each voting and non-voting share of common stock of Grand River issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation or dissenting shares, will be converted into the right to receive, at the election of the holder thereof, and subject to adjustment and proration, as applicable, (i) an amount of cash equal to the quotient of (A) $18,262,391, divided by (B) the product obtained by multiplying (x) the number of shares of Grand River Common Stock issued and outstanding as of the Effective Time by (y) 0.35, rounded to the nearest cent, or (ii) the number of shares of common stock of the Corporation, no par value, multiplied by the Exchange Ratio.
The Exchange Ratio is defined in the Merger Agreement as a number, as adjusted, of shares of Isabella Common Stock equal to the quotient of (A) 839,003 shares of Isabella Common Stock, divided by (B) the difference of (1) the aggregate number of shares of Grand River Common Stock issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation or dissenting shares, minus (2) the Cash Conversion Number, rounded to the nearest ten thousandth.
Merger Consideration elections by Grand River shareholders will be subject to proration procedures whereby 65% of the shares of Grand River Common Stock will be exchanged for the Per Share Stock Consideration and 35% of the shares of Grand River common stock will be exchanged for the Per Share Cash Consideration. Based on the assumption of 9,136,529 shares of Grand River Common Stock issued and outstanding as of the Effective Time, the Per Share Cash Consideration to be paid is estimated to be approximately $5.71 and the Exchange Ratio is estimated to be approximately 0.1413. At March 31, 2026, Grand River had approximately $511.7 million in total assets, $433.0 million in total loans and $438.9 million in total deposits. The pro forma company is projected to have approximately $2.7 billion in total assets.

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
•the persistent inflationary pressures in the United States and its impact on market interest rates, the labor market, the economy as a whole, and credit quality;
•elevated asset prices;
•our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
•risks relating to the proposed Merger including, without limitation: the timing of consummation of the proposed transaction between the Corporation and Grand River; the risk that any condition to closing of the proposed Merger may not be satisfied or waived; the risk that the Merger may not be completed at all; the diversion of management time on issues related to the proposed Merger; the expected impact of the proposed Merger and on the combined entities’ operations, financial condition, and financial results; the businesses of Corporation and Grand River may not be combined successfully, or such combination may take longer to accomplish than expected; the cost savings from the proposed Merger may not be fully realized or may take longer to realize than expected; operating costs, customer loss and business disruption following the proposed Merger, including adverse effects on relationships with employees, may be greater than expected; the risk of deposit and customer attrition; increased competitive pressures on solicitations of customers by competitors; regulatory approvals of the proposed Merger may not be obtained, or adverse conditions may be imposed in connection with regulatory approvals of the proposed Merger; and the risk that the Grand River shareholders may not approve the proposed Merger;
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

Available Information
The Corporation maintains an Internet website at ir.isabellabank.com. The Corporation makes available, free of charge, on its website (under ir.isabellabank.com/sec-filings/default) the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation files such material with, or furnishes it to, the SEC. The Corporation also makes available, free of charge, through its website (under ir.isabellabank.com/governance/governance-documents) links to the Corporation’s Code of Conduct and Business Ethics and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Corporation routinely posts important information for investors on its website (under ir.isabellabank.com and, more specifically, under the News tab at ir.isabellabank.com/news). The Corporation intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Corporation’s website, in addition to following the Corporation’s press releases, SEC filings, public conference calls, presentations and webcasts.
The information contained on, or that may be accessed through, the Corporation’s website is not incorporated by reference into, and is not a part of, this Form 10-Q.

Executive Summary
Financial Condition (June 30, 2026 to December 31, 2025 comparison)
Total assets increased $10.2 million, or 0.5%, to $2.2 billion as of June 30, 2026. This increase was primarily due to an increase of $53.3 million in loans and an increase of $15.7 million in cash and cash equivalents. These increases were offset by a $58.5 million decline in AFS securities.
The AFS securities portfolio decreased $58.5 million, or 11.8%, to $439.3 million as of June 30, 2026. The decrease was a result of maturities and principal paydowns of $121.8 million, offset by $64.4 million in purchases. Net unrealized losses on AFS securities were $10.8 million as of June 30, 2026, compared to $9.9 million at December 31, 2025. Net unrealized losses as a percentage of the amortized cost of AFS securities were consistent compared to December 31, 2025, at 2%.
Loans increased $53.3 million, or 3.5%, to $1.6 billion as of June 30, 2026, primarily by growth in the commercial real estate and residential real estate portfolios of $33.5 million and $22.1 million, respectively. Most residential originations were adjustable rate products, which are retained on the balance sheet rather than sold in the secondary market. The consumer loan portfolio continues to decrease amid declining demand, competition, and our adherence to credit quality standards.
The ACL increased $752,000, or 5.5%, to $14.5 million as of June 30, 2026. The increase is due to loan growth and an increase in loss rates driven by loans charged off during the year. Nonaccrual loans were $7.8 million as of June 30, 2026 compared to $4.6 million at December 31, 2025. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.06% at June 30, 2026, compared to 0.44% at year-end 2025.
Total deposits decreased $9.7 million, or 0.5%, to $1.8 billion as of June 30, 2026. The decline was a result of a $20.7 million decline in certificates of deposit, a $14.0 million decline in interest bearing demand deposits, and a $12.3 million decline in noninterest bearing demand deposits. These declines were offset by a $20.4 million increase in savings deposits and a $16.8 million increase in money market accounts.
Total equity was $248.7 million, or $32.60 per share, at June 30, 2026 compared to $231.4 million, or $31.60 per share, as of December 31, 2025. The increase in total equity is primarily due to the issuance of 303,371 shares as part of the previously announced at-the-market stock offering, increasing total equity by $11.7 million, net of estimated expenses. Tangible book value per share (non-GAAP) was $26.27 as of June 30, 2026, compared to $25.01 as of December 31, 2025. Net unrealized losses in the AFS securities portfolio reduced tangible book value per share (non-GAAP) by $1.14 and $1.09 for the respective periods.
As of June 30, 2026, we had $754.8 million of unencumbered sources of liquidity and strong consolidated capital ratios; the Tier 1 Leverage Ratio was 9.59%, Tier 1 risk-based capital was 12.34%, and Total risk-based capital was 14.63%.
Comparison of Operating Results for the three and six months ended June 30, 2026, and 2025, unless otherwise noted
Net income for the three months ended June 30, 2026 was $5.0 million, or $0.69 per diluted share, compared with $5.0 million, or $0.68 per diluted share, for the three months ended June 30, 2025. Net income for the six months ended June 30, 2026 was $10.0 million, or $1.37 per diluted share, compared with $9.0 million, or $1.21 per diluted share, for the six months ended June 30, 2025.
Net interest income was $18.1 million for the three months ended June 30, 2026 and $15.1 million for the three months ended June 30, 2025, representing 3.54% and 3.14% of earning assets, or NIM on an FTE basis (non-GAAP), respectively. The book yield from securities was 2.82% and 2.38% for the three months ended June 30, 2026 and 2025, respectively. The yield on loans increased to 5.86% for the three months ended June 30, 2026 from 5.71% for the three months ended June 30, 2025. The increase in loan yields was primarily due to higher rates on new loans and variable rate commercial loans that continue to reprice. The cost of interest-bearing liabilities for the three months ended June 30, 2026 decreased to 2.09% from 2.24% for the three months ended June 30, 2025 primarily due to lower rates on money market and certificate of deposit products.
Net interest income was $35.0 million for the six months ended June 30, 2026 and $29.7 million for the six months ended June 30, 2025, representing 3.43% and 3.10% of earning assets, or NIM on an FTE basis (non-GAAP), respectively. The book yield from securities was 2.67% and 2.31% for the six months ended June 30, 2026 and 2025, respectively. The yield on loans increased to 5.82% for the six months ended June 30, 2026 from 5.72% for the six months ended June 30, 2025. The increase in loan yields was primarily due to higher rates on new loans and variable rate commercial loans that continue to reprice. The cost of interest-bearing liabilities for the six months ended June 30, 2026 decreased to 2.12% from 2.25% for the six months ended June 30, 2025 primarily due to lower rates on money market and certificate of deposit products.

The provision for credit losses was $895,000 for the three months ended June 30, 2026, driven by a $465,000 increase in the ACL on loans and net charge offs totaling $384,000. The provision for credit losses for the three months ended June 30, 2025 was a credit of $1.1 million, which reflects $1.4 million in net recoveries, offset by a $242,000 increase in the ACL on loans and an increase in the reserve for unfunded commitments. Recoveries of $1.6 million during second quarter 2025 were related to overdrawn deposit accounts from a single customer that were charged off during the third quarter of 2024.
The provision for credit losses was $1.5 million for the six months ended June 30, 2026, as compared to a credit of $1.2 million for the six months ended June 30, 2025. Net charge offs for the six months ended June 30, 2026 totaled $637,000, while there were net recoveries of $1.5 million for the six months ended June 30, 2025.
Noninterest income for the three months ended June 30, 2026 and 2025 was $4.4 million and $3.7 million, respectively. Service charges and fees increased $504,000 as a result of internal initiatives designed to align our fees with the market. Earnings on BOLI policies increased $134,000 compared to second quarter 2025 due to additional investments in a separate account BOLI in 2025. Wealth management fees grew $132,000 due to growth in assets under management since second quarter 2025.
Noninterest income for the six months ended June 30, 2026 and 2025 was $8.7 million and $7.2 million, respectively. Service charges and fees increased $907,000 as a result of internal initiatives designed to align our fees with the market. Wealth management fees grew $261,000 due to growth in assets under management. Earnings on BOLI policies increased $210,000 due to additional investments in a separate account BOLI in 2025. Other noninterest income in 2026 includes a $137,000 gain related to a death benefit from a BOLI policy.
Noninterest expenses for the three months ended June 30, 2026 and 2025 were $15.4 million and $13.7 million, respectively. Compensation and benefit expenses increased $651,000, reflecting annual merit increases, incentives, and higher medical insurance claims. Occupancy and equipment increased $240,000 and merger-related expenses of $505,000 were included in noninterest expenses in second quarter 2026.
Noninterest expenses for the six months ended June 30, 2026 and 2025 were $30.0 million and $27.0 million, respectively. Compensation and benefit expenses increased $1.2 million for the same reasons as the quarterly comparison. Occupancy and equipment expenses increased $480,000 and merger-related expenses during second quarter 2026 totaled $505,000.
Income tax expense for both of the three months ended June 30, 2026 and 2025 was $1.1 million, while the ETR was 18% for both periods. Income tax expense for both of the six months ended June 30, 2026 and 2025 was $2.1 million, while the ETR was 17% for the six months ended June 30, 2026 and 19% for the six months ended June 30, 2025. The ETR in the first six months of 2025 included a one-time tax expense totaling $166,000 due to the taxes owed from the lifetime earnings on BOLI policies that were surrendered during first quarter 2025. Excluding the one-time charge, the ETR was 17% for the first six months of 2025.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of the dates and for the periods indicated:

	Three Months Ended					Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	June 30, 2026	June 30, 2025
PER SHARE
Basic earnings	$0.69	$0.68	$0.64	$0.71	$0.68	$1.37	$1.21
Diluted earnings	0.69	0.68	0.64	0.71	0.68	1.37	1.21
Dividends	0.28	0.28	0.28	0.28	0.28	0.56	0.56
Book value (1)	32.60	31.90	31.60	30.94	29.95	32.60	29.95
Tangible book value (1) (2)	26.27	25.32	25.01	24.37	23.39	26.27	23.39
Market price (1)	39.50	45.67	50.00	35.25	30.15	39.50	30.15
PERFORMANCE RATIOS
Return on average total assets	0.91%	0.91%	0.85%	0.94%	0.96%	0.91%	0.87%
Return on average shareholders’ equity	8.50%	8.58%	8.04%	9.28%	9.19%	8.54%	8.35%
Return on average tangible shareholders’ equity (2)	10.66%	10.79%	10.16%	11.83%	11.78%	10.72%	10.74%
Net interest margin yield (FTE)	3.54%	3.33%	3.28%	3.15%	3.14%	3.43%	3.10%
Efficiency ratio (2)	67.84%	68.50%	65.02%	67.62%	72.14%	68.16%	72.26%
Loan to deposit ratio (1)	87.83%	83.82%	84.43%	74.36%	75.57%	87.83%	75.57%
Shareholders’ equity to total assets (1)	11.20%	10.39%	10.47%	10.06%	10.23%	11.20%	10.23%
Tangible shareholders’ equity to tangible assets (1) (2)	9.23%	8.43%	8.47%	8.10%	8.17%	9.23%	8.17%
FINANCIAL DATA
Total assets (1)	$2,219,641	$2,251,956	$2,209,448	$2,259,654	$2,156,168	$2,219,641	$2,156,168
AFS securities (1)	439,289	492,744	497,791	511,970	500,560	439,289	500,560
Loans (1)	1,589,672	1,558,941	1,536,364	1,431,905	1,397,513	1,589,672	1,397,513
ACL (1)	14,479	14,014	13,727	13,149	12,977	14,479	12,977
Deposits (1)	1,809,913	1,859,845	1,819,654	1,925,602	1,849,376	1,809,913	1,849,376
Borrowed funds (1)	145,571	143,067	142,514	91,514	72,677	145,571	72,677
Shareholders' equity (1)	248,704	233,961	231,396	227,420	220,500	248,704	220,500
Wealth assets under management (1)	750,840	701,510	707,118	679,724	678,959	750,840	678,959
Net income	5,041	4,992	4,690	5,240	5,031	10,033	8,980
Interest income	26,216	25,129	25,278	24,882	23,242	51,345	45,875
Interest expense	8,132	8,247	8,550	8,720	8,113	16,379	16,221
Net interest income	18,084	16,882	16,728	16,162	15,129	34,966	29,654
Provision for (reversal of) credit losses	895	604	434	209	(1,099)	1,499	(1,206)
Noninterest income	4,375	4,361	4,444	4,308	3,686	8,736	7,214
Noninterest expenses	15,386	14,662	13,921	13,985	13,745	30,048	27,044
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

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,544,323	$22,607	5.86%	$1,501,654	$21,464	5.78%	$1,388,684	$19,832	5.71%
AFS securities (2)
Taxable	432,520	2,902	2.69%	430,376	2,489	2.35%	461,483	2,513	2.18%
Nontaxable (3)	63,607	600	3.78%	67,878	637	3.81%	72,869	697	3.84%
FHLB stock	5,600	64	4.55%	5,600	75	5.36%	5,600	125	8.94%
Federal funds sold	2	—	3.67%	7	—	3.54%	6	—	3.83%
Other (4)	18,079	173	3.81%	64,190	602	3.75%	20,487	253	4.92%
Total interest earning assets (3)	2,064,131	26,346	5.12%	2,069,705	25,267	4.94%	1,949,129	23,420	4.81%
NONEARNING ASSETS
Allowance for credit losses	(14,078)			(13,680)			(13,369)
Cash and demand deposits due from banks	22,544			23,113			22,026
Premises and equipment	29,086			29,110			28,306
Other assets	116,913			116,639			106,595
Total assets	$2,218,596			$2,224,887			$2,092,687
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$257,088	205	0.32%	$266,101	294	0.45%	$236,076	220	0.37%
Money market deposits	452,737	2,625	2.33%	464,438	2,719	2.37%	449,110	2,857	2.55%
Savings	302,375	503	0.67%	291,413	488	0.68%	286,434	544	0.76%
Certificates of deposit	396,481	3,445	3.49%	407,483	3,611	3.59%	395,450	3,770	3.82%
Short-term borrowings	115,713	1,007	3.49%	86,885	736	3.44%	41,661	324	3.11%
FHLB advances	4,396	43	3.86%	13,444	133	3.96%	11,539	132	4.53%
Subordinated debt, net of unamortized issuance costs	29,545	304	4.11%	29,522	266	3.61%	29,455	266	3.61%
Total interest bearing liabilities	1,558,335	8,132	2.09%	1,559,286	8,247	2.14%	1,449,725	8,113	2.24%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	404,805			411,011			409,262
Other liabilities	17,462			18,653			14,158
Shareholders’ equity	237,994			235,937			219,542
Total liabilities and shareholders’ equity	$2,218,596			$2,224,887			$2,092,687
Net interest income (FTE) (5)		$18,214			$17,020			$15,307
Net yield on interest earning assets (FTE) (5)			3.54%			3.33%			3.14%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes FTE adjustments of $130,000, $138,000, and $178,000, respectively.
(4) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(5) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Tax Equivalent Interest	Average Yield/Rate	Average Balance	Tax Equivalent Interest	Average Yield/Rate
INTEREST EARNING ASSETS
Loans (1)	$1,523,109	$44,071	5.82%	$1,379,774	$39,180	5.72%
AFS securities (2)
Taxable	431,452	5,391	2.52%	449,919	4,616	2.07%
Nontaxable	65,731	1,237	3.80%	74,551	1,421	3.84%
FHLB stock	5,600	139	4.95%	8,291	285	6.89%
Federal funds sold	5	—	3.57%	5	—	4.03%
Other (4)	41,006	775	3.76%	33,856	735	4.32%
Total interest earning assets (3)	2,066,903	51,613	5.03%	1,946,396	46,237	4.78%
NONEARNING ASSETS
Allowance for credit losses	(13,881)			(13,127)
Cash and demand deposits due from banks	22,825			22,956
Premises and equipment	29,098			28,134
Other assets	116,776			104,770
Total assets	$2,221,721			$2,089,129
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$261,570	499	0.38%	$238,455	462	0.39%
Money market deposits	458,556	5,344	2.35%	454,855	5,786	2.56%
Savings	296,925	991	0.67%	286,399	1,082	0.76%
Certificates of deposit	401,952	7,056	3.54%	391,657	7,524	3.87%
Short-term borrowings	101,378	1,743	3.47%	42,607	665	3.15%
FHLB advances	8,895	176	3.93%	7,459	170	4.53%
Subordinated debt, net of unamortized issuance costs	29,534	570	3.86%	29,444	532	3.62%
Total interest bearing liabilities	1,558,810	16,379	2.12%	1,450,876	16,221	2.25%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	407,890			406,160
Other liabilities	18,051			15,200
Shareholders’ equity	236,970			216,893
Total liabilities and shareholders’ equity	$2,221,721			$2,089,129
Net interest income (FTE) (5)		$35,234			$30,016
Net yield on interest earning assets (FTE) (5)			3.43%			3.10%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes FTE adjustments of $268,000 and $362,000, respectively.
(4) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(5) Non-GAAP financial measure; refer to the "Reconciliation of Non-GAAP Financial Measures" section of this Form 10-Q.

Loans
The following table displays loan balances as of the dates indicated:

(dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Commercial and industrial	$231,590	$225,369	$220,450	$218,132	$207,719
Commercial real estate	673,271	660,643	639,758	626,642	614,383
Advances to mortgage brokers	75,159	72,083	76,676	5,056	3,005
Agricultural	97,462	96,969	102,109	97,794	96,842
Residential real estate	449,992	438,333	427,880	412,056	398,668
Consumer	62,198	65,544	69,491	72,225	76,896
Total	$1,589,672	$1,558,941	$1,536,364	$1,431,905	$1,397,513
The following table presents the composition of our commercial real estate portfolio by industry as of the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Investment and development	$139,114	20.66%	$134,013	20.95%
1-4 family residential investment	98,914	14.69%	93,806	14.66%
Hotels	96,869	14.39%	90,571	14.16%
Residential multifamily	88,573	13.16%	71,695	11.21%
Health care	60,387	8.97%	59,573	9.31%
Storage facilities	38,482	5.72%	37,145	5.81%
Retail trade	33,303	4.95%	34,479	5.39%
Manufacturing	18,011	2.68%	18,281	2.86%
Accommodation services	17,019	2.53%	15,604	2.44%
Construction	14,598	2.17%	16,193	2.53%
Wholesale trade	11,347	1.69%	11,123	1.74%
Educational services	10,282	1.53%	10,582	1.65%
Other	46,372	6.86%	46,693	7.29%
Total commercial real estate	$673,271	100.00%	$639,758	100.00%
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
Deposits
The following table displays deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Noninterest bearing demand deposits	$414,018	$411,216	$426,342	$421,027	$493,477
Interest bearing demand deposits	252,149	263,954	266,187	248,666	223,376
Money market deposits	453,478	477,544	436,631	558,212	446,845
Savings	300,867	300,732	280,429	292,899	289,746
Certificates of deposit	389,401	406,399	410,065	404,798	395,932
Total	$1,809,913	$1,859,845	$1,819,654	$1,925,602	$1,849,376

Asset Quality Analysis
The following table outlines our asset quality analysis as of the dates and for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
NONPERFORMING ASSETS
Commercial and industrial	$623	$508	$442	$16	$17
Commercial real estate	3,728	3,743	3,766	3,000	533
Agricultural	2,867	—	—	—	—
Residential real estate	572	167	370	427	614
Consumer	—	—	—	—	—
Total nonaccrual loans	7,790	4,418	4,578	3,443	1,164
Accruing loans past due 90 days or more	—	—	—	18	31
Total nonperforming loans	7,790	4,418	4,578	3,461	1,195
Foreclosed assets	620	573	938	1,018	667
Total nonperforming assets	$8,410	$4,991	$5,516	$4,479	$1,862
Nonperforming loans to total loans	0.49%	0.28%	0.30%	0.24%	0.09%
Nonperforming assets to total assets	0.38%	0.22%	0.25%	0.20%	0.09%
Nonaccrual loans to total loans	0.49%	0.28%	0.30%	0.24%	0.08%
ACL as a % of nonaccrual loans	185.87%	317.20%	299.85%	381.91%	N/M
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$14,014	$13,727	$13,149	$12,977	$12,735
Charge-offs	563	350	155	175	390
Recoveries	179	97	121	101	1,822
Net loan charge-offs (recoveries)	384	253	34	74	(1,432)
Provision for (reversal of) credit losses - loans	849	540	612	246	(1,190)
Allowance at end of period	$14,479	$14,014	$13,727	$13,149	$12,977
ACL to loans	0.91%	0.90%	0.89%	0.92%	0.93%
Reserve for unfunded commitments	604	557	493	671	708
Provision for (reversal of) credit losses - unfunded commitments	46	64	(178)	(37)	91
Reserve to unfunded commitments	0.17%	0.15%	0.14%	0.16%	0.16%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$34	$(1)	$8	$(6)	$68
Commercial real estate	223	133	(4)	(4)	(50)
Agricultural	97	—	(4)	—	—
Residential real estate	(61)	(14)	(53)	(16)	(16)
Consumer	91	135	87	100	(1,434)
Total	$384	$253	$34	$74	$(1,432)
Net charge-offs / (recoveries) to average loans	0.02%	0.02%	0.00%	0.01%	(0.10%)
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$875	$5,786	$6,689	$500	$1,076
Accruing loans past due 90 days or more	—	—	—	18	31
Total accruing past due loans	875	5,786	6,689	518	1,107
Nonaccrual loans	7,790	4,418	4,578	3,443	1,164
Total past due and nonaccrual loans	$8,665	$10,204	$11,267	$3,961	$2,271

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through the issuance of securities from our shelf registration statement on Form S-3 (the “Registration Statement,” dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Under the Registration Statement, we established an at-the-market common stock offering program permitting the sale of common stock up to an aggregate gross sales price of $30 million. The at-the-market offering provides us with additional flexibility to access the capital markets efficiently and is intended to be used for general corporate purposes, which may include, without limitation, contribution to the capital of the Bank to support its lending activities and growth. Pursuant to these authorizations, including our at-the-market offering, we issued 310,276 shares, or $12.4 million of common stock, during the first six months of 2026, as compared to 28,830 shares, or $759,000 of common stock, during the same period in 2025.
We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $190,000 and $201,000 during the six-month periods ended June 30, 2026 and 2025, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $29,000 during the first six months of 2026, as compared to $21,000 during the same period in 2025.
We have publicly announced a common stock repurchase program. Pursuant to this repurchase program, we repurchased 13,166 shares or $626,000 of common stock during the first six months of 2026 and 103,406 shares or $2.7 million of common stock during the first six months of 2025. As of June 30, 2026, we were authorized to repurchase up to an additional 448,106 shares of common stock under the repurchase program.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. As of June 30, 2026, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth our consolidated capital ratios as of the dates indicated:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Common equity tier 1 capital	12.34%	11.71%	11.73%	12.37%	12.46%
Tier 1 capital	12.34%	11.71%	11.73%	12.37%	12.46%
Total capital	14.63%	14.01%	14.41%	15.20%	15.34%
Tier 1 leverage	9.59%	8.89%	8.84%	8.71%	9.04%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $237.9 million, or 10.72% of assets, as of June 30, 2026, compared to $337.0 million, or 15.25%, as of December 31, 2025. The decrease in the amount and percentage of primary liquidity is primarily due to a decrease in AFS securities, offset by an increase in cash and cash equivalents. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2026, we had available lines of credit of $403.0 million.
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

Our liquidity position remained strong as of June 30, 2026, which is illustrated in the following table:

(dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total cash and cash equivalents	$41,774	$50,105	$26,041	$161,301	$108,554
Brokered CD capacity	130,000	130,000	130,000	130,000	120,000
Available lines of credit
Federal funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	276,278	270,159	218,088	257,288	249,890
FRB Discount Window	28,730	29,511	29,428	29,267	29,084
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	403,008	397,670	345,516	384,555	376,974
Unencumbered lendable value of FRB collateral, estimated (1)	180,000	240,000	280,000	300,000	320,000
Total cash and liquidity	$754,782	$817,775	$781,557	$975,856	$925,528

Uninsured deposits	$673,868	$727,884	$695,537	$726,514	$726,240
Coverage ratio of uninsured deposits with total cash and liquidity	112%	112%	112%	134%	127%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $120.0 million as of June 30, 2026.
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
For further information regarding fair value measurements see “Note 8 – Fair Value” of our interim condensed consolidated financial statements included with this Form 10-Q.
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

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of the dates and for the periods indicated:

		Three Months Ended					Six Months Ended
(dollars in thousands, except per share amounts)		June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	June 30, 2026	June 30, 2025
Loans		$1,589,672	$1,558,941	$1,536,364	$1,431,905	$1,397,513	$1,589,672	$1,397,513
Advances to mortgage brokers		75,159	72,083	76,676	5,056	3,005	75,159	3,005
Adjusted loans		$1,514,513	$1,486,858	$1,459,688	$1,426,849	$1,394,508	$1,514,513	$1,394,508

Total shareholders’ equity		$248,704	$233,961	$231,396	$227,420	$220,500	$248,704	$220,500
Goodwill and other intangible assets		48,282	48,282	48,282	48,282	48,282	48,282	48,282
Tangible equity	(A)	200,422	185,679	183,114	179,138	172,218	200,422	172,218

Common shares outstanding (1)	(B)	7,628,809	7,333,319	7,322,207	7,350,567	7,361,684	7,628,809	7,361,684
Tangible book value per share	(A/B)	$26.27	$25.32	$25.01	$24.37	$23.39	$26.27	$23.39

Noninterest expenses		$15,386	$14,662	$13,921	$13,985	$13,745	$30,048	$27,044
Amortization of acquisition intangibles		—	—	—	—	—	—	1
Adjusted noninterest expense	(C)	$15,386	$14,662	$13,921	$13,985	$13,745	$30,048	$27,043

Net interest income		$18,084	$16,882	$16,728	$16,162	$15,129	$34,966	$29,654
Tax equivalent adjustment for net interest margin		130	138	138	144	178	268	362
Net interest income (FTE)		18,214	17,020	16,866	16,306	15,307	35,234	30,016
Noninterest income		4,375	4,361	4,444	4,308	3,686	8,736	7,214
Tax equivalent adjustment for BOLI		91	94	102	98	63	185	141
Adjusted revenue (FTE)		22,680	21,475	21,412	20,712	19,056	44,155	37,371

Net gains (losses) on foreclosed assets		—	70	3	31	3	70	(52)
Adjusted revenue	(D)	$22,680	$21,405	$21,409	$20,681	$19,053	$44,085	$37,423
Efficiency ratio	(C/D)	67.84%	68.50%	65.02%	67.62%	72.14%	68.16%	72.26%
(1) Whole shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Interest Rate Sensitivity and Market Risk” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three-month period ended June 30, 2026, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
March 31, 2026				453,210
April 1 - 30	1,810	$48.07	1,810	451,400
May 1 - 31	1,423	41.46	1,423	449,977
June 1 - 30	1,871	41.15	1,871	448,106
June 30, 2026	5,104	$43.69	5,104	448,106
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended June 30, 2026, none of the Corporation’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

1.1	Equity Distribution Agreement, dated June 16, 2026, by and among Isabella Bank Corporation, Isabella Bank and Piper Sandler & Co. (1)
2.1	Agreement and Plan of Merger, dated as of June 11, 2026, by and among Isabella Bank Corporation, Grand River Commerce, Inc. and 401 Merger Sub, Inc. (2)
3.1	Amended Articles of Incorporation (3)
3.2	Amendment to the Articles of Incorporation (4)
3.3	Amendment to the Articles of Incorporation (5)
3.4	Amendment to the Articles of Incorporation (6)
3.5	Amendment to the Articles of Incorporation (7)
3.6	Second Amended and Restated Bylaws, as amended on September 24, 2025 (8)
10.1	Form of Grand River Voting Agreement, dated as of June 11, 2026, by and among Isabella Bank Corporation and directors and officers of Grand River Commerce, Inc. (9)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.1*	101.INS (Inline XBRL Instance Document)
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

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 16, 2026, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 15, 2026, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(4)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed September 30, 2025, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 15, 2026, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation

Date:	August 10, 2026	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Chief Financial Officer
(Principal Financial Officer)