Form 10-Q
period 2026-09-30
ISABELLA BANK CORP
filed 2026-10-30
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,651,045 as of October 28, 2026.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2026 (this “Form 10-Q”) or in our other SEC filings. You may find it helpful to refer back to this page while reading this Form 10-Q.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(dollars in thousands)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$138,540	$26,041
Marketable securities AFS (amortized cost of $431,257 and $507,689, respectively)	409,541	497,791
Mortgage loans HFS	303	423

Loans held for investment	1,535,808	1,536,364
Allowance for credit losses	(14,398)	(13,727)
Loans, net	1,521,410	1,522,637

FHLB stock, at cost	5,600	5,600
Premises and equipment	28,858	29,000
Cash surrender value of BOLI	51,253	46,133
Goodwill and other intangible assets	48,282	48,282
Other assets	36,728	33,541
Total assets	$2,240,515	$2,209,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest bearing demand deposits	$409,729	$426,342
Interest bearing demand deposits	254,116	266,187
Money market deposits	578,454	436,631
Savings	291,508	280,429
Certificates of deposit	358,801	410,065
Total deposits	1,892,608	1,819,654
Short-term borrowings	57,874	68,000
FHLB advances	—	45,000
Subordinated debt, net of unamortized issuance costs	29,581	29,514
Other liabilities	14,867	15,884
Total liabilities	1,994,930	1,978,052
Shareholders’ equity
Common stock — no par value, 15,000,000 shares authorized: issued and outstanding 7,653,498 shares at September 30, 2026 and 7,322,207 shares at December 31, 2025	136,115	123,204
Shares to be issued for deferred compensation obligations	2,494	2,366
Retained earnings	124,341	113,849
Accumulated other comprehensive loss	(17,365)	(8,023)
Total shareholders’ equity	245,585	231,396
Total liabilities and shareholders’ equity	$2,240,515	$2,209,448

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Loans, including fees	$22,986	$20,583	$67,057	$59,763
AFS securities
Taxable	2,939	2,478	8,330	7,094
Nontaxable	452	516	1,421	1,575
FHLB stock	58	70	197	355
Federal funds sold and other	1,082	1,235	1,857	1,970
Total interest income	27,517	24,882	78,862	70,757
Interest expense
Deposits	6,835	8,012	20,725	22,866
Short-term borrowings	806	441	2,549	1,106
FHLB advances	—	—	176	170
Subordinated debt	503	267	1,073	799
Total interest expense	8,144	8,720	24,523	24,941
Net interest income	19,373	16,162	54,339	45,816
Provision for (reversal of) credit losses	50	209	1,549	(997)
Net interest income after provision for credit losses	19,323	15,953	52,790	46,813
Noninterest income
Service charges and fees	2,429	2,227	7,146	6,037
Wealth management fees	1,168	1,074	3,492	3,137
Increase in the cash surrender value of BOLI	478	468	1,360	1,140
Net gain on sale of mortgage loans	65	38	113	115
Other	426	501	1,191	1,093
Total noninterest income	4,566	4,308	13,302	11,522
Noninterest expenses
Compensation and benefits	8,497	7,630	24,572	22,509
Occupancy and equipment	2,784	2,628	8,514	7,878
Other professional services	745	851	2,567	2,425
ATM and debit card fees	573	595	1,760	1,636
Marketing	458	514	1,478	1,442
FDIC insurance premiums	297	271	891	841
Merger-related expenses	672	—	1,177	—
Other	1,622	1,496	4,737	4,298
Total noninterest expenses	15,648	13,985	45,696	41,029
Income before income tax expense	8,241	6,276	20,396	17,306
Income tax expense	1,636	1,036	3,758	3,086
Net income	$6,605	$5,240	$16,638	$14,220
Earnings per common share
Basic	$0.86	$0.71	$2.24	$1.93
Diluted	0.86	0.71	2.24	1.92
Cash dividends per common share	0.28	0.28	0.84	0.84

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2026	2025	2026	2025
Net income	$6,605	$5,240	$16,638	$14,220
Unrealized gains (losses) on AFS securities	(10,894)	5,030	(11,818)	13,923
Tax effect (1)	2,280	(1,052)	2,476	(2,977)
Unrealized gains (losses) on AFS securities, net of tax	(8,614)	3,978	(9,342)	10,946
Comprehensive income	$(2,009)	$9,218	$7,296	$25,166
(1) See “Note 6 – Capital Ratios and Shareholders' Equity” of these consolidated financial statements for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
(dollars in thousands, except per share amounts)	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Beginning balance at June 30, 2025	7,361,684	$124,607	$2,331	$107,949	$(14,387)	$220,500
Comprehensive income (loss)	—	—	—	5,240	3,978	9,218
Issuance of common stock	7,979	272	—	—	—	272
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	(10)	10	—	—	—
Share-based payment awards under the Directors Plan	—	—	32	—	—	32
Share-based compensation expense recognized in earnings under the RSP	—	24	—	—	—	24
Common stock repurchased	(19,096)	(609)	—	—	—	(609)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,017)	—	(2,017)
Ending balance at September 30, 2025	7,350,567	$124,284	$2,373	$111,172	$(10,409)	$227,420

Beginning balance at June 30, 2026	7,628,809	$135,079	$2,532	$119,844	$(8,751)	$248,704
Comprehensive income (loss)	—	—	—	6,605	(8,614)	(2,009)
Issuance of common stock	28,123	1,086	—	—	—	1,086
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	72	(72)	—	—	—
Share-based payment awards under the Directors Plan	—	—	34	—	—	34
Share-based compensation expense recognized in earnings under the RSP	—	14	—	—	—	14
Common stock repurchased	(3,434)	(136)	—	—	—	(136)
Cash dividends paid ($0.28 per common share)	—	—	—	(2,108)	—	(2,108)
Ending balance at September 30, 2026	7,653,498	$136,115	$2,494	$124,341	$(17,365)	$245,585

	Common Stock
(dollars in thousands, except per share amounts)	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Beginning balance at December 31, 2024	7,424,893	$126,224	$2,383	$103,024	$(21,355)	$210,276
Comprehensive income (loss)	—	—	—	14,220	10,946	25,166
Issuance of common stock	36,809	1,031	—	—	—	1,031
Common stock issued for deferred compensation under the RSP	11,367	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	243	(243)	—	—	—
Share-based payment awards under the Directors Plan	—	—	233	—	—	233
Share-based compensation expense recognized in earnings under the RSP	—	45	—	—	—	45
Common stock repurchased	(122,502)	(3,259)	—	—	—	(3,259)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,072)	—	(6,072)
Ending balance at September 30, 2025	7,350,567	$124,284	$2,373	$111,172	$(10,409)	$227,420

Beginning balance at December 31, 2025	7,322,207	$123,204	$2,366	$113,849	$(8,023)	$231,396
Comprehensive income (loss)	—	—	—	16,638	(9,342)	7,296
Issuance of common stock	338,399	13,534	—	—	—	13,534
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	96	(96)	—	—	—
Common stock issued for deferred compensation under the RSP	9,492	—	—	—	—	—
Share-based payment awards under the Directors Plan	—	—	224	—	—	224
Share-based compensation expense recognized in earnings under the RSP	—	43	—	—	—	43
Common stock repurchased	(16,600)	(762)	—	—	—	(762)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,146)	—	(6,146)
Ending balance at September 30, 2026	7,653,498	$136,115	$2,494	$124,341	$(17,365)	$245,585

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(dollars in thousands)	2026	2025
Operating activities
Net income	$16,638	$14,220
Reconciliation of net income to net cash provided by operating activities
Provision for (reversal of) credit losses	1,549	(997)
Depreciation	1,727	1,601
Net amortization of AFS securities	51	771
Net gain on sale of mortgage loans	(113)	(115)
Increase in the cash surrender value of BOLI, net of expenses	(1,347)	(1,125)
Gains from redemption of BOLI policies	(137)	(163)
Share-based payment awards	267	278
Origination of loans HFS	(5,465)	(4,881)
Proceeds from loan sales	5,698	4,501
Net changes in:
Other assets	(1,034)	(3,013)
Other liabilities	(945)	3,039
Net cash provided by operating activities	16,889	14,116
Investing activities
Proceeds from maturities, calls and prepayments of AFS securities	177,064	52,359
Purchases of AFS securities	(100,683)	(62,148)
Net change in loans HFI	(514)	(8,008)
Purchases of premises and equipment	(1,495)	(2,601)
Purchases of BOLI policies	(4,177)	(10,225)
Proceeds from redemption of BOLI policies	541	744
Proceeds from sale of FHLB stock	—	7,162
Proceeds from sales of foreclosed assets	460	430
Low income housing tax credit investments	(40)	(3,767)
Net cash provided by (used in) investing activities	71,156	(26,054)
Financing activities
Net increase (decrease) in deposits	72,954	178,542
Net increase (decrease) in short-term borrowings	(10,126)	8,455
Net increase (decrease) in FHLB advances	(45,000)	(30,000)
Cash dividends paid on common stock	(6,146)	(6,072)
Proceeds from issuance of common stock	13,534	1,031
Common stock repurchased	(762)	(3,259)
Net cash provided by financing activities	24,454	148,697
Increase (decrease) in cash and cash equivalents	112,499	136,759
Cash and cash equivalents at beginning of period	26,041	24,542
Cash and cash equivalents at end of period	$138,540	$161,301
Supplemental cash flows information
Interest paid	$24,800	$24,769
Federal income taxes paid	5,060	1,900
Supplemental noncash information
Transfers of loans to foreclosed assets	192	925
Transfers of foreclosed assets to premises and equipment	90	—
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
The accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026 (the “2025 Annual Report on Form 10-K”).
Recent Developments
On June 16, 2026, the Corporation and the Bank entered into an equity distribution agreement with Piper Sandler & Co., as sales agent, pursuant to which the Corporation may offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $30.0 million, including through “at-the-market” offerings and other permitted methods. The sales agent is entitled to a commission of up to 3.0% of the gross sales price of the common stock sold in such offering. The Corporation is not obligated to sell any shares of its common stock pursuant to the equity distribution agreement, and may suspend or terminate sales thereunder at any time. Any shares sold will be issued pursuant to the Corporation’s effective shelf registration statement on Form S-3 and related prospectus supplement, and net proceeds, if any, are expected to be used for general corporate purposes, which may include, without limitation, contribution to the capital of the Bank to support its lending activities and growth. Please see Note 5 below for additional information about the at-the-market offering.
As previously disclosed, on June 11, 2026, the Corporation, 401 Merger Sub, Inc., a Michigan corporation and a wholly owned subsidiary of the Corporation (“Merger Sub”), and Grand River Commerce, Inc. (“Grand River”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of Merger Sub with and into Grand River, with Grand River as the surviving entity, immediately followed by the merger of Grand River with and into the Corporation, with the Corporation as the surviving entity. Refer to Note 9 below for additional information.
Identification and Classification of Merger-Related Expenses
Merger-related expenses are costs incurred directly in connection with merger and acquisition activities and are expensed in the period in which the costs are incurred and services are received. The costs to issue equity securities associated with the Merger are netted against the value of the securities issued. Merger-related expenses are expected to include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT, systems integration, and contract terminations), severance and retention bonuses for employees affected by the Merger, and travel and accommodation expenses directly related to merger activities. Merger-related expenses of $672,000 and $1.2 million recognized in the three and nine month periods ended September 30, 2026, respectively, primarily include investment banking, consulting, and legal fees.
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
Subsequent Events
We evaluated subsequent events after September 30, 2026 through the date our interim condensed consolidated financial statements were issued for potential recognition and disclosure. Management determined that no subsequent events require financial statement recognition or disclosure between September 30, 2026 and the date our interim condensed consolidated financial statements were issued.
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
ASU No. 2025-08: “Financial Instruments-Credit Losses (Topic 326): Purchased Loans”
In November 2025, ASU No. 2025-08 was issued to improve the decision usefulness of the financial reporting for acquired financial assets. Under the updated guidance, purchased seasoned loans are accounted for using the gross-up approach, which enhances comparability and consistency between organizations. The new authoritative guidance is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We intend to early adopt this standard in conjunction with our pending acquisition which is expected to close in the fourth quarter of 2026.

Note 2 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of the dates indicated:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$49,988	$—	$358	$49,630	$200,327	$—	$2,793	$197,534
States and political subdivisions	63,152	—	6,879	56,273	71,857	45	2,697	69,205
Auction rate money market preferred	3,200	—	817	2,383	3,200	—	787	2,413
Agency mortgage-backed securities	19,470	—	1,549	17,921	23,373	—	1,121	22,252
Agency collateralized mortgage obligations	26,455	—	2,502	23,953	30,312	—	1,518	28,794
Agency commercial mortgage-backed securities	261,542	—	9,464	252,078	172,170	1,149	1,647	171,672
Corporate	7,450	—	147	7,303	6,450	—	529	5,921
Total	$431,257	$—	$21,716	$409,541	$507,689	$1,194	$11,092	$497,791
We made an accounting policy election to exclude accrued interest receivable on AFS securities from the amortized cost basis of AFS securities, as displayed above. Accrued interest receivable on AFS securities was $1.8 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Additional policy information related to AFS securities is discussed in detail in Note 1 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.
The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2026 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
(dollars in thousands)	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
U.S. Treasury	$49,988	$—	$—	$—	$—	$49,988
States and political subdivisions	8,070	15,384	20,571	19,127	—	63,152
Auction rate money market preferred	—	—	—	—	3,200	3,200
Agency mortgage-backed securities	—	—	—	—	19,470	19,470
Agency collateralized mortgage obligations	—	—	—	—	26,455	26,455
Agency commercial mortgage-backed securities	26,297	156,272	78,973	—	—	261,542
Corporate	—	3,450	4,000	—	—	7,450
Total amortized cost	$84,355	$175,106	$103,544	$19,127	$49,125	$431,257
Fair value	$83,459	$169,408	$96,953	$15,464	$44,257	$409,541
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

The information in the following tables pertains to AFS securities with gross unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position for which an ACL has not been recorded.

	September 30, 2026
	Less Than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$358	$49,630	$358
States and political subdivisions	1,392	24,932	5,487	25,214	6,879
Auction rate money market preferred	—	—	817	2,383	817
Agency mortgage-backed securities	—	—	1,549	17,921	1,549
Agency collateralized mortgage obligations	—	—	2,502	23,953	2,502
Agency commercial mortgage-backed securities	7,057	170,815	2,407	81,263	9,464
Corporate	20	1,980	127	5,323	147
Total	$8,469	$197,727	$13,247	$205,687	$21,716
Number of securities in an unrealized loss position:		182		134	316

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
U.S. Treasury	$—	$—	$2,793	$197,534	$2,793
States and political subdivisions	993	13,446	1,704	24,823	2,697
Auction rate money market preferred	—	—	787	2,413	787
Agency mortgage-backed securities	—	—	1,121	22,252	1,121
Agency collateralized mortgage obligations	—	—	1,518	28,794	1,518
Agency commercial mortgage-backed securities	39	9,042	1,608	91,222	1,647
Corporate	—	—	529	5,921	529
Total	$1,032	$22,488	$10,060	$372,959	$11,092
Number of securities in an unrealized loss position:		38		138	176
As of September 30, 2026, no ACL has been recognized on AFS securities in an unrealized loss position, as management does not believe any of the AFS securities are impaired due to reasons of credit quality. This is based on our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our AFS securities and consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Management does not currently intend to sell any of the AFS securities reflected in the table above and believes it is more likely than not that we will not have to sell any such securities before a recovery of cost. Unrealized losses are generally due to a continued elevated market interest rate environment compared to the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their respective maturity date or repricing date, or if the market yields for such investments decline.

Note 3 – Loans and ACL
Loan Composition
The following table provides a detailed listing of our loan portfolio, excluding loans HFS, as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial
Secured	$180,568	11.76%	$189,071	12.31%
Unsecured	31,970	2.08%	31,379	2.04%
Total commercial and industrial	212,538	13.84%	220,450	14.35%
Commercial real estate
Commercial mortgage owner occupied	247,065	16.09%	229,906	14.96%
Commercial mortgage non-owner occupied	225,435	14.68%	223,984	14.58%
Commercial mortgage 1-4 family investor	100,521	6.55%	101,400	6.60%
Commercial mortgage multifamily	96,611	6.28%	84,468	5.50%
Total commercial real estate	669,632	43.60%	639,758	41.64%
Advances to mortgage brokers	37,636	2.45%	76,676	4.99%
Agricultural
Agricultural mortgage	69,448	4.52%	69,769	4.54%
Agricultural other	30,045	1.96%	32,340	2.11%
Total agricultural	99,493	6.48%	102,109	6.65%
Residential real estate
Senior lien	392,932	25.58%	372,287	24.23%
Junior lien	11,897	0.77%	10,970	0.71%
Home equity lines of credit	52,784	3.44%	44,623	2.91%
Total residential real estate	457,613	29.79%	427,880	27.85%
Consumer
Secured - direct	25,896	1.69%	28,648	1.86%
Secured - indirect	29,523	1.92%	37,456	2.44%
Unsecured	3,477	0.23%	3,387	0.22%
Total consumer	58,896	3.84%	69,491	4.52%
Total	$1,535,808	100.00%	$1,536,364	100.00%
We originate commercial, agricultural, residential real estate, and consumer loans to customers primarily in Bay, Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of borrowers to fulfill their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, health care, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A portion of loans are unsecured.
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ACL, and deferred fees or costs. Unless a loan has a nonaccrual status, interest income is accrued over the term of the loan based on the principal amount outstanding. We made an accounting policy election to exclude accrued interest receivable on loans from the amortized cost basis of loans. Accrued interest receivable on loans was $6.8 million and $6.7 million at September 30, 2026 and December 31, 2025, respectively, which is included in other assets on the consolidated balance sheets. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the interest method. Net unamortized deferred loan costs were $2.9 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively.
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
Nonaccrual and Past Due Loans
Nonaccrual loan policies, including a description of nonaccrual loans, are discussed in detail in Note 1 and Note 3 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. There have been no material changes to these policies in the first nine months of 2026. The following table summarizes nonaccrual loan data by class of loans as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with No ACL	Total Nonaccrual Loans	Nonaccrual Loans with No ACL
Commercial and industrial
Secured	$609	$196	$442	$—
Commercial real estate
Commercial mortgage owner occupied	699	—	766	—
Commercial mortgage 1-4 family investor	2,939	2,939	3,000	3,000
Agricultural
Agricultural mortgage	859	795	—	—
Agricultural other	1,555	1,100	—	—
Residential real estate
Senior lien	826	826	370	370
Total	$7,487	$5,856	$4,578	$3,370

The following tables summarize the past due and current loans for the entire loan portfolio as of the dates indicated:

	September 30, 2026
	Past Due:					Accruing Loans 90 or More Days Past Due
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$3	$—	$—	$180,565	$180,568	$—
Unsecured	—	—	—	31,970	31,970	—
Total commercial and industrial	3	—	—	212,535	212,538	—
Commercial real estate
Commercial mortgage owner occupied	218	—	—	246,847	247,065	—
Commercial mortgage non-owner occupied	839	—	—	224,596	225,435	—
Commercial mortgage 1-4 family investor	—	—	2,939	97,582	100,521	—
Commercial mortgage multifamily	—	—	—	96,611	96,611	—
Total commercial real estate	1,057	—	2,939	665,636	669,632	—
Advances to mortgage brokers	—	—	—	37,636	37,636	—
Agricultural
Agricultural mortgage	—	—	—	69,448	69,448	—
Agricultural other	—	—	—	30,045	30,045	—
Total agricultural	—	—	—	99,493	99,493	—
Residential real estate
Senior lien	—	419	330	392,183	392,932	—
Junior lien	4	—	—	11,893	11,897	—
Home equity lines of credit	100	—	—	52,684	52,784	—
Total residential real estate	104	419	330	456,760	457,613	—
Consumer
Secured - direct	—	—	—	25,896	25,896	—
Secured - indirect	74	54	25	29,370	29,523	25
Unsecured	5	—	—	3,472	3,477	—
Total consumer	79	54	25	58,738	58,896	25
Total	$1,243	$473	$3,294	$1,530,798	$1,535,808	$25

	December 31, 2025
	Past Due:					Accruing Loans 90 or More Days Past Due
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Current	Total
Commercial and industrial
Secured	$121	$443	$—	$188,507	$189,071	$—
Unsecured	—	—	—	31,379	31,379	—
Total commercial and industrial	121	443	—	219,886	220,450	—
Commercial real estate
Commercial mortgage owner occupied	—	766	—	229,140	229,906	—
Commercial mortgage non-owner occupied	839	—	—	223,145	223,984	—
Commercial mortgage 1-4 family investor	67	—	3,000	98,333	101,400	—
Commercial mortgage multifamily	—	—	—	84,468	84,468	—
Total commercial real estate	906	766	3,000	635,086	639,758	—
Advances to mortgage brokers	—	—	—	76,676	76,676	—
Agricultural
Agricultural mortgage	—	—	—	69,769	69,769	—
Agricultural other	60	—	—	32,280	32,340	—
Total agricultural	60	—	—	102,049	102,109	—
Residential real estate
Senior lien	5,012	385	—	366,890	372,287	—
Junior lien	12	—	—	10,958	10,970	—
Home equity lines of credit	115	—	—	44,508	44,623	—
Total residential real estate	5,139	385	—	422,356	427,880	—
Consumer
Secured - direct	21	—	—	28,627	28,648	—
Secured - indirect	284	30	—	37,142	37,456	—
Unsecured	1	5	—	3,381	3,387	—
Total consumer	306	35	—	69,150	69,491	—
Total	$6,532	$1,629	$3,000	$1,525,203	$1,536,364	$—

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
Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are discussed in detail in Note 3 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. There have been no material changes to the credit risk rating definitions in the first nine months of 2026.
The following tables display commercial and agricultural loans by credit risk ratings and year of origination as of the dates indicated:

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$7,051	$471	$8,801	$9,446	$1,011	$4,088	$22,454	$—	$53,322
Risk rating 4	21,698	15,308	13,493	7,489	2,088	3,510	35,351	—	98,937
Risk rating 5	803	1,139	2,104	173	15,610	56	4,422	—	24,307
Risk rating 6	119	—	59	18	—	3	3,194	—	3,393
Risk rating 7	150	—	412	—	—	—	47	—	609
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$29,821	$16,918	$24,869	$17,126	$18,709	$7,657	$65,468	$—	$180,568
2026 year-to-date gross charge-offs	$44	$24	$—	$—	$—	$—	$1	$—	$69
Commercial and industrial: Unsecured
Risk ratings 1-3	$1,394	$796	$—	$529	$320	$—	$2,360	$—	$5,399
Risk rating 4	3,806	8,695	698	549	434	182	10,466	—	24,830
Risk rating 5	—	5	—	57	—	436	1,234	—	1,732
Risk rating 6	—	—	—	—	—	9	—	—	9
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$5,200	$9,496	$698	$1,135	$754	$627	$14,060	$—	$31,970
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$—	$23
Commercial real estate: Owner occupied
Risk ratings 1-3	$2,630	$8,422	$3,595	$8,036	$869	$34,153	$1,364	$—	$59,069
Risk rating 4	26,047	37,749	23,195	18,597	26,109	40,983	3,842	—	176,522
Risk rating 5	818	1,799	269	516	941	3,211	624	—	8,178
Risk rating 6	—	—	2,529	—	—	68	—	—	2,597
Risk rating 7	—	—	699	—	—	—	—	—	699
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$29,495	$47,970	$30,287	$27,149	$27,919	$78,415	$5,830	$—	$247,065
2026 year-to-date gross charge-offs	$—	$—	$—	$154	$—	$—	$—	$—	$154

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$6,054	$2,496	$812	$—	$4,189	$4,440	$—	$—	$17,991
Risk rating 4	26,035	26,158	6,436	20,856	43,803	45,749	1,256	—	170,293
Risk rating 5	6,721	245	9,755	7,651	9,897	2,341	500	—	37,110
Risk rating 6	—	—	—	—	—	41	—	—	41
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$38,810	$28,899	$17,003	$28,507	$57,889	$52,571	$1,756	$—	$225,435
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$433	$660	$444	$220	$1,928	$1,833	$4,247	$—	$9,765
Risk rating 4	13,052	15,364	7,685	5,680	6,965	30,432	6,673	—	85,851
Risk rating 5	116	138	—	338	206	205	469	—	1,472
Risk rating 6	—	—	—	229	—	37	228	—	494
Risk rating 7	—	44	—	2,895	—	—	—	—	2,939
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$13,601	$16,206	$8,129	$9,362	$9,099	$32,507	$11,617	$—	$100,521
2026 year-to-date gross charge-offs	$—	$134	$74	$23	$—	$—	$—	$—	$231
Commercial real estate: Multifamily
Risk ratings 1-3	$8,679	$—	$861	$—	$1,530	$1,673	$148	$—	$12,891
Risk rating 4	16,731	11,599	7,986	912	18,024	23,719	610	—	79,581
Risk rating 5	—	—	471	896	—	2,772	—	—	4,139
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$25,410	$11,599	$9,318	$1,808	$19,554	$28,164	$758	$—	$96,611
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$37,636	$—	$—	$—	$—	$—	$—	$—	$37,636
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$1,851	$2,535	$876	$534	$3,180	$5,106	$583	$—	$14,665
Risk rating 4	3,591	4,110	2,672	3,562	9,892	15,418	790	—	40,035
Risk rating 5	6,226	1,356	261	161	528	1,412	641	—	10,585
Risk rating 6	2,500	—	—	—	—	804	—	—	3,304
Risk rating 7	—	—	—	—	795	64	—	—	859
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$14,168	$8,001	$3,809	$4,257	$14,395	$22,804	$2,014	$—	$69,448
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$44	$—	$—	$—	$44

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$373	$799	$297	$345	$519	$396	$4,423	$—	$7,152
Risk rating 4	1,604	1,283	575	575	391	300	10,506	—	15,234
Risk rating 5	12	668	19	69	20	904	2,975	—	4,667
Risk rating 6	1,350	—	—	—	—	—	87	—	1,437
Risk rating 7	—	1,503	—	52	—	—	—	—	1,555
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$3,339	$4,253	$891	$1,041	$930	$1,600	$17,991	$—	$30,045
2026 year-to-date gross charge-offs	$—	$58	$—	$—	$—	$—	$—	$—	$58

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and industrial: Secured
Risk ratings 1-3	$257	$10,256	$8,605	$1,841	$3,660	$2,471	$36,713	$—	$63,803
Risk rating 4	20,722	19,606	13,553	5,939	5,653	1,278	30,804	—	97,555
Risk rating 5	2,271	2,290	139	15,215	45	—	4,085	—	24,045
Risk rating 6	81	75	19	—	30	6	3,015	—	3,226
Risk rating 7	—	442	—	—	—	—	—	—	442
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$23,331	$32,669	$22,316	$22,995	$9,388	$3,755	$74,617	$—	$189,071
2025 year-to-date gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$—	$22
Commercial and industrial: Unsecured
Risk ratings 1-3	$867	$25	$2,165	$156	$10	$312	$3,302	$—	$6,837
Risk rating 4	11,882	955	813	1,240	188	274	7,080	—	22,432
Risk rating 5	2	—	61	—	476	—	1,488	—	2,027
Risk rating 6	—	83	—	—	—	—	—	—	83
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$12,751	$1,063	$3,039	$1,396	$674	$586	$11,870	$—	$31,379
2025 year-to-date gross charge-offs	$—	$50	$—	$—	$—	$—	$—	$—	$50
Commercial real estate: Owner occupied
Risk ratings 1-3	$5,021	$4,101	$8,467	$1,385	$17,482	$16,095	$1,419	$—	$53,970
Risk rating 4	33,004	33,403	20,559	27,541	26,605	23,021	2,380	—	166,513
Risk rating 5	1,687	192	557	1,149	131	2,866	372	—	6,954
Risk rating 6	—	1,327	304	—	72	—	—	—	1,703
Risk rating 7	—	766	—	—	—	—	—	—	766
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$39,712	$39,789	$29,887	$30,075	$44,290	$41,982	$4,171	$—	$229,906
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate: Non-owner occupied
Risk ratings 1-3	$3,346	$273	$4,996	$5,910	$9,132	$3,360	$102	$—	$27,119
Risk rating 4	26,715	7,300	21,512	44,632	31,180	26,464	1,595	—	159,398
Risk rating 5	249	9,938	7,641	10,192	1,612	6,343	466	—	36,441
Risk rating 6	—	—	982	—	—	44	—	—	1,026
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$30,310	$17,511	$35,131	$60,734	$41,924	$36,211	$2,163	$—	$223,984
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: 1-4 family investor
Risk ratings 1-3	$615	$764	$225	$2,631	$1,445	$1,126	$3,068	$—	$9,874
Risk rating 4	15,675	9,486	7,180	7,873	26,081	13,609	6,983	—	86,887
Risk rating 5	269	—	137	216	—	122	338	—	1,082
Risk rating 6	—	—	515	—	—	42	—	—	557
Risk rating 7	—	—	3,000	—	—	—	—	—	3,000
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$16,559	$10,250	$11,057	$10,720	$27,526	$14,899	$10,389	$—	$101,400
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate: Multifamily
Risk ratings 1-3	$—	$885	$363	$1,603	$852	$1,099	$288	$—	$5,090
Risk rating 4	20,842	5,030	957	18,892	10,087	19,158	220	—	75,186
Risk rating 5	—	480	914	—	—	2,798	—	—	4,192
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$20,842	$6,395	$2,234	$20,495	$10,939	$23,055	$508	$—	$84,468
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advances to mortgage brokers
Risk ratings 1-3	$76,676	$—	$—	$—	$—	$—	$—	$—	$76,676
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural mortgage
Risk ratings 1-3	$2,647	$714	$419	$2,993	$1,990	$3,945	$338	$—	$13,046
Risk rating 4	4,426	4,098	3,449	11,231	5,864	11,802	1,642	—	42,512
Risk rating 5	852	269	1,083	418	5,829	622	952	—	10,025
Risk rating 6	535	—	—	2,068	69	1,514	—	—	4,186
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$8,460	$5,081	$4,951	$16,710	$13,752	$17,883	$2,932	$—	$69,769
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Agricultural other
Risk ratings 1-3	$860	$503	$434	$671	$221	$277	$4,054	$—	$7,020
Risk rating 4	2,055	801	738	610	483	62	11,202	—	15,951
Risk rating 5	881	55	133	17	889	391	2,308	—	4,674
Risk rating 6	3,476	—	88	—	61	—	1,070	—	4,695
Risk rating 7	—	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—	—
Risk rating 9	—	—	—	—	—	—	—	—	—
Total	$7,272	$1,359	$1,393	$1,298	$1,654	$730	$18,634	$—	$32,340
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due status. The following tables display loans by payment status and year of origination as of the dates indicated:

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$55,607	$60,232	$46,407	$31,133	$38,468	$142,942	$—	$17,140	$391,929
Past due 30-89 days	—	—	—	—	107	70	—	—	177
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	85	—	174	567	—	—	826
Total	$55,607	$60,232	$46,492	$31,133	$38,749	$143,579	$—	$17,140	$392,932
2026 year-to-date gross charge-offs	$—	$—	$1	$—	$—	$94	$—	$—	$95
Residential real estate: Junior lien
Current	$2,469	$4,243	$2,839	$1,685	$413	$244	$—	$—	$11,893
Past due 30-89 days	—	—	—	—	—	4	—	—	4
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$2,469	$4,243	$2,839	$1,685	$413	$248	$—	$—	$11,897
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$52,684	$—	$52,684
Past due 30-89 days	—	—	—	—	—	—	100	—	100
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$52,784	$—	$52,784
2026 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer: Secured - direct
Current	$6,899	$5,039	$4,226	$3,706	$2,854	$3,172	$—	$—	$25,896
Past due 30-89 days	—	—	—	—	—	—	—	—	—
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$6,899	$5,039	$4,226	$3,706	$2,854	$3,172	$—	$—	$25,896
2026 year-to-date gross charge-offs	$—	$—	$24	$71	$14	$3	$—	$—	$112

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - indirect
Current	$3,483	$3,078	$3,327	$9,526	$3,490	$6,466	$—	$—	$29,370
Past due 30-89 days	—	—	30	75	23	—	—	—	128
Past due 90 or more days	—	—	25	—	—	—	—	—	25
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$3,483	$3,078	$3,382	$9,601	$3,513	$6,466	$—	$—	$29,523
2026 year-to-date gross charge-offs	$—	$10	$—	$75	$—	$24	$—	$—	$109
Consumer: Unsecured
Current	$1,387	$894	$254	$31	$18	$—	$888	$—	$3,472
Past due 30-89 days	5	—	—	—	—	—	—	—	5
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,392	$894	$254	$31	$18	$—	$888	$—	$3,477
2026 year-to-date gross charge-offs	$317	$43	$13	$3	$—	$2	$3	$—	$381

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential real estate: Senior lien
Current	$72,854	$43,102	$35,251	$42,022	$65,769	$93,563	$—	$14,223	$366,784
Past due 30-89 days	112	284	633	774	830	2,500	—	—	5,133
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	179	191	—	—	370
Total	$72,966	$43,386	$35,884	$42,796	$66,778	$96,254	$—	$14,223	$372,287
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential real estate: Junior lien
Current	$4,786	$3,252	$2,075	$507	$67	$271	$—	$—	$10,958
Past due 30-89 days	—	12	—	—	—	—	—	—	12
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,786	$3,264	$2,075	$507	$67	$271	$—	$—	$10,970
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate: Home equity lines of credit
Current	$—	$—	$—	$—	$—	$—	$44,467	$41	$44,508
Past due 30-89 days	—	—	—	—	—	—	115	—	115
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$44,582	$41	$44,623
2025 year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Consumer: Secured - direct
Current	$7,870	$6,374	$5,501	$4,088	$2,238	$2,556	$—	$—	$28,627
Past due 30-89 days	—	—	11	9	—	1	—	—	21
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$7,870	$6,374	$5,512	$4,097	$2,238	$2,557	$—	$—	$28,648
2025 year-to-date gross charge-offs	$2	$3	$93	$38	$9	$53	$—	$—	$198
Consumer: Secured - indirect
Current	$4,327	$4,457	$14,532	$5,133	$3,609	$5,084	$—	$—	$37,142
Past due 30-89 days	—	82	198	—	—	34	—	—	314
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$4,327	$4,539	$14,730	$5,133	$3,609	$5,118	$—	$—	$37,456
2025 year-to-date gross charge-offs	$—	$8	$—	$—	$—	$13	$—	$—	$21
Consumer: Unsecured
Current	$1,686	$689	$171	$34	$5	$—	$796	$—	$3,381
Past due 30-89 days	5	—	—	—	—	—	1	—	6
Past due 90 or more days	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total	$1,691	$689	$171	$34	$5	$—	$797	$—	$3,387
2025 year-to-date gross charge-offs	$427	$4	$12	$1	$1	$—	$—	$—	$445

Loan Modifications to Borrowers Experiencing Financial Difficulty
We work with borrowers who are experiencing financial difficulty to identify mutually beneficial solutions that provide terms outside of normal lending practices to the borrowers while mitigating the risk of loss on the loans.
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
The following is a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended September 30, 2026
	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable
Agricultural
Agricultural mortgage	$859	1.24%
Agricultural other	1,555	5.18%
Total	$2,414

	Nine Months Ended September 30, 2026
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Interest Rate Reduction and Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$150	0.08%	$152	0.08%	$47	0.03%	$412	0.23%
Commercial real estate
Commercial mortgage owner occupied	356	0.14%	2,582	1.05%	—	0.00%	—	0.00%	—	0.00%
Commercial mortgage non-owner occupied	—	0.00%	—	0.00%	5,760	2.56%	—	0.00%	—	0.00%
Agricultural
Agricultural mortgage	229	0.33%	859	1.24%	—	0.00%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	455	1.51%	1,350	4.49%	—	0.00%	1,100	3.66%
Residential real estate
Senior lien	—	0.00%	85	0.02%	—	0.00%	—	0.00%	—	0.00%
Total	$585		$4,131		$7,262		$47		$1,512

	Three Months Ended September 30, 2025
	Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$—	0.00%	$—	0.00%	$443	0.18%
Agricultural
Agricultural mortgage	914	1.35%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	925	3.08%	—	0.00%
Total	$914		$925		$443

	Nine Months Ended September 30, 2025
	Interest Rate Reduction		Other-Than-Insignificant Payment Delay		Term Extension		Other-Than-Insignificant Payment Delay and Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable	Amortized Cost Basis	% of Total Class of Financial Receivable
Commercial and industrial
Secured	$19	0.01%	$—	0.00%	$3,087	1.26%	$1,006	0.41%
Commercial real estate
Commercial mortgage owner occupied	—	0.00%	$—	0.00%	1,497	0.84%	—	0.00%
Agricultural
Agricultural mortgage	—	0.00%	914	1.35%	—	0.00%	—	0.00%
Agricultural other	—	0.00%	—	0.00%	925	3.08%	—	0.00%
Total	$19		$914		$5,509		$1,006
We do not modify any loans by forgiving principal or accrued interest. We had committed to advance $3,000 and $221,000 in additional funds to be disbursed in connection with modified loans as of September 30, 2026 and December 31, 2025, respectively, as displayed in the tables above.

The following is a summary of the financial effect of the modifications granted to borrowers experiencing financial difficulty for the periods indicated:

	Three Months Ended September 30
	2026	2025
(dollars in thousands)	Payment Delay Term	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	N/A	6 months	1.08
Agricultural
Agricultural mortgage	7 months	4 months	N/A
Agricultural other	7 months	N/A	0.50

	Nine Months Ended September 30
	2026			2025
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)	Weighted-Average Interest Rate Reduction	Payment Delay Term	Weighted-Average Term Extension (Years)
Commercial and industrial
Secured	2.50%	7 months	5.13	10.00%	8 months	1.05
Commercial real estate
Commercial mortgage owner occupied	2.10%	7 months	N/A	N/A	N/A	15.00
Commercial mortgage non-owner occupied	N/A	N/A	5.00	N/A	N/A	N/A
Agricultural
Agricultural mortgage	0.75%	7 months	N/A	N/A	4 months	N/A
Agricultural other	N/A	8 months	0.73	N/A	N/A	0.50
Residential real estate
Senior lien	N/A	3 months	N/A	N/A	N/A	N/A

We closely monitor the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables summarize the amortized cost basis of loans that have been modified within the 12 months prior to the dates indicated:

	September 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$932	$—	$—	$—	$932
Commercial real estate
Commercial mortgage owner occupied	2,938	—	—	—	2,938
Commercial mortgage non-owner occupied	5,760	—	—	—	5,760
Agricultural
Agricultural mortgage	1,422	—	—	—	1,422
Agricultural other	2,905	—	—	—	2,905
Residential real estate
Senior lien	—	—	—	85	85
Total	$13,957	$—	$—	$85	$14,042

	September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial
Secured	$4,114	$—	$—	$—	$4,114
Commercial real estate
Commercial mortgage owner occupied	2,832	—	—	—	2,832
Agricultural
Agricultural mortgage	1,185	—	—	—	1,185
Agricultural other	925	—	—	—	925
Total	$9,056	$—	$—	$—	$9,056
The following table summarizes the amortized cost basis of loans that defaulted in the nine month period ended September 30, 2026 and were modified within 12 months prior to the default date. There were no loans that defaulted in the three month period ended September 30, 2026 or in the three and nine month periods ended September 30, 2025 and were modified within 12 months prior to the default date. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Other-Than-Insignificant Payment Delay and Term Extension
Agricultural
Agricultural mortgage	$795	$—	$—
Agricultural other	—	403	1,100
Residential real estate
Senior lien	85	—	—
Total	$880	$403	$1,100
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
The methodology for estimating the amount of expected credit losses reported in the ACL is described within Note 3 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. There have been no material changes to the ACL methodology in the first nine months of 2026.
A summary of activity in the ACL for loans, excluding unfunded commitments, by portfolio segment and the recorded investment in loans by segments follows for the periods indicated:

	Three Months Ended September 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
June 30, 2026	$1,182	$6,663	$270	$5,229	$1,135	$14,479
Charge-offs	(44)	—	—	(94)	(225)	(363)
Recoveries	3	33	—	15	105	156
Provision for (reversal of) credit losses	(42)	(153)	76	194	51	126
September 30, 2026	$1,099	$6,543	$346	$5,344	$1,066	$14,398

	Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2025	$1,136	$5,949	$327	$5,059	$1,256	$13,727
Charge-offs	(92)	(385)	(102)	(95)	(602)	(1,276)
Recoveries	18	62	5	91	256	432
Provision for (reversal of) credit losses	37	917	116	289	156	1,515
September 30, 2026	$1,099	$6,543	$346	$5,344	$1,066	$14,398

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
June 30, 2025	$1,318	$5,277	$316	$4,673	$1,393	$12,977
Charge-offs	—	—	—	—	(175)	(175)
Recoveries	6	4	—	16	75	101
Provision for (reversal of) credit losses	29	102	1	107	7	246
September 30, 2025	$1,353	$5,383	$317	$4,796	$1,300	$13,149

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
December 31, 2024	$1,316	$5,171	$287	$4,521	$1,600	$12,895
Charge-offs	(72)	—	—	(1)	(664)	(737)
Recoveries	90	56	—	46	1,955	2,147
Provision for (reversal of) credit losses	19	156	30	230	(1,591)	(1,156)
September 30, 2025	$1,353	$5,383	$317	$4,796	$1,300	$13,149

The following table illustrates the components of the ACL as of the dates indicated:

(dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
ACL
Individually evaluated	$239	$199	$227	$259	$—
Collectively evaluated	14,159	14,280	13,787	13,468	13,149
Total	$14,398	$14,479	$14,014	$13,727	$13,149
ACL to loans
Individually evaluated	0.02%	0.01%	0.01%	0.02%	0.00%
Collectively evaluated	0.92%	0.90%	0.89%	0.87%	0.92%
Total	0.94%	0.91%	0.90%	0.89%	0.92%
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan segment as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Loan Balance	Specific Allocation	Loan Balance	Specific Allocation
Commercial and industrial	$562	$60	$442	$95
Commercial real estate	3,594	101	3,766	164
Agricultural	2,414	78	—	—
Residential real estate	826	—	370	—
Consumer	—	—	—	—
Total	$7,396	$239	$4,578	$259
We have designated loans classified as collateral dependent for which we apply the practical expedient to measure the ACL based on the fair value of the collateral less cost to sell when the repayment is expected to be provided substantially by the sale or operation of the collateral and the borrower is experiencing financial difficulty. The fair value of the collateral is based on appraisals, which may be adjusted due to their age, and the type, location, and condition of the property or area or general market conditions to reflect the expected change in value between the effective date of the appraisal and the measurement date. Appraisals are updated every one to two years depending on the type of loan and the total exposure of the borrower. Loans evaluated for expected credit losses on an individual basis as of September 30, 2026 include $7.4 million in collateral dependent loans secured by commercial real estate and equipment, agricultural real estate and equipment, and residential real estate of $4.2 million, $2.4 million, and $826,000, respectively.

Note 4 – Borrowed Funds
Short-term borrowings
Short-term borrowings include securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances, which all generally mature within one to three days from the transaction date.
A summary of short-term borrowed funds without stated maturity dates was as follows for the periods indicated:

	Three Months Ended September 30
	2026			2025
(dollars in thousands)	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$118,533	$94,938	3.46%	$62,022	$52,700	3.17%
Federal funds purchased	—	—	0.00%	—	—	0.00%
FRB Discount Window	—	—	0.00%	—	—	0.00%

	Nine Months Ended September 30
	2026			2025
(dollars in thousands)	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$118,533	$99,041	3.44%	$62,022	$45,705	3.18%
Federal funds purchased	—	1	4.67%	—	7	5.43%
FRB Discount Window	3,700	166	3.14%	—	296	4.50%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements had a carrying value and a fair value of $139.4 million and $87.8 million as of September 30, 2026 and December 31, 2025, respectively. Such securities remain under our control. We may be required to provide additional collateral based on changes to the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates were as follows as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase without stated maturity dates	$57,874	3.05%	$68,000	3.45%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts as of the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Pledged to secure borrowed funds	$453,350	$424,163
Pledged to secure repurchase agreements	139,419	87,752
Pledged for public deposits and for other purposes necessary or required by law	57,403	69,337
Total	$650,172	$581,252

AFS securities pledged to repurchase agreements consisted of the following as of the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
U.S. Treasury	$9,822	$78,992
Agency mortgage-backed securities	5,740	6,928
Agency collateralized mortgage obligations	123,857	1,832
Total	$139,419	$87,752
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have an adequate level of AFS securities to pledge to satisfy collateral requirements.
As of September 30, 2026, we had the ability to borrow up to an additional $411.9 million without pledging additional collateral.
FHLB advances

FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Fixed rate due 2026	$—	0.00%	$45,000	3.92%
Subordinated notes
We have $30.0 million in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “Notes”). The Notes initially had a fixed interest rate of 3.25% until June 15, 2026, after which time and until maturity on June 15, 2031, the interest rate will reset quarterly to an annual floating rate equal to the then-current 3-month SOFR plus 256 basis points. As of June 15, 2026, the Notes are redeemable by us at any time at our option, in whole or in part. The Notes are not subject to redemption at the option of the holders. Additionally, the Notes are intended to qualify for Tier 2 capital treatment, subject to regulatory limitations.
The following table summarizes our outstanding subordinated notes as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Fixed rate at 3.25% to floating, due 2031	$30,000	6.54%	$30,000	3.25%
Unamortized issuance costs	(419)		(486)
Total subordinated debt, net	$29,581		$29,514

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
Pursuant to the Corporation’s at-the-market offering, we issued and sold 322,685 shares of common stock during the nine months ended September 30, 2026, increasing equity by $12.5 million as of September 30, 2026.
Earnings per common share have been computed based on the following for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Average number of common shares outstanding for basic calculation	7,636,270	7,357,977	7,425,511	7,385,813
Dilutive effect of stock compensation, awards, and options	6,617	13,675	7,116	13,628
Average number of common shares outstanding used to calculate diluted earnings per common share	7,642,887	7,371,652	7,432,627	7,399,441
Net income	$6,605	$5,240	$16,638	$14,220
Earnings per common share
Basic	$0.86	$0.71	$2.24	$1.93
Diluted	0.86	0.71	2.24	1.92

Note 6 – Capital Ratios and Shareholders' Equity
As of September 30, 2026 and December 31, 2025, the most recent notifications from the FRB and the FDIC categorized us as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action and the Basel III capital guidelines. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. The minimum requirements presented below include the minimum required capital levels based on the Basel III capital guidelines. Capital requirements to be considered “well capitalized” are based upon the FDIC’s prompt corrective action regulations, as amended to reflect the changes under the Basel III capital guidelines. There were no conditions or events since the notifications that we believe have changed our categorizations. The following tables set forth these capital requirements and our ratios, both on a bank-only and on a consolidated basis, as of the dates indicated:

	September 30, 2026
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank (bank only)	$202,164	12.24%	$115,582	7.00%	$107,327	6.50%
Consolidated	214,668	12.96%	115,933	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank (bank only)	202,164	12.24%	140,350	8.50%	132,094	8.00%
Consolidated	214,668	12.96%	140,776	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank (bank only)	217,089	13.15%	173,374	10.50%	165,118	10.00%
Consolidated	253,258	15.29%	173,899	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank (bank only)	202,164	9.18%	88,050	4.00%	110,063	5.00%
Consolidated	214,668	9.71%	88,437	4.00%	N/A	N/A

	December 31, 2025
	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Minimum Capital Required To Be Considered Well Capitalized (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Isabella Bank (bank only)	$182,116	11.20%	$113,783	7.00%	$105,656	6.50%
Consolidated	191,137	11.73%	114,114	7.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank (bank only)	182,116	11.20%	138,165	8.50%	130,038	8.00%
Consolidated	191,137	11.73%	138,568	8.50%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank (bank only)	196,336	12.08%	170,675	10.50%	162,547	10.00%
Consolidated	234,871	14.41%	171,172	10.50%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank (bank only)	182,116	8.45%	86,170	4.00%	107,713	5.00%
Consolidated	191,137	8.84%	86,476	4.00%	N/A	N/A
(1) “Well-capitalized” minimum Common Equity Tier 1 to Risk-Weighted and Leverage Ratio are not formally defined under applicable regulations for bank holding companies.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital includes a permissible portion of the allowances for credit losses and outstanding subordinated debt, net of unamortized issuance costs. There are no significant regulatory constraints placed on our capital. As of September 30, 2026, the Bank exceeded all minimum Basel III risk-based capital requirements with the capital conservation buffer.

State banking regulations place certain restrictions on dividends paid by banks to their shareholders. Dividends paid by the Corporation’s bank subsidiary would be prohibited if the effect thereof would cause the bank subsidiary’s capital to be reduced below applicable minimum capital requirements.
The following table summarizes the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30
	2026			2025
(dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
June 30	$(8,713)	$(38)	$(8,751)	$(13,990)	$(397)	$(14,387)
OCI before reclassifications	(10,894)	—	(10,894)	5,030	—	5,030
Tax effect	2,280	—	2,280	(1,052)	—	(1,052)
OCI, net of tax	(8,614)	—	(8,614)	3,978	—	3,978
September 30	$(17,327)	$(38)	$(17,365)	$(10,012)	$(397)	$(10,409)

	Nine Months Ended September 30
	2026			2025
(dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
December 31	$(7,985)	$(38)	$(8,023)	$(20,958)	$(397)	$(21,355)
OCI before reclassifications	(11,818)	—	(11,818)	13,923	—	13,923
Tax effect	2,476	—	2,476	(2,977)	—	(2,977)
OCI, net of tax	(9,342)	—	(9,342)	10,946	—	10,946
September 30	$(17,327)	$(38)	$(17,365)	$(10,012)	$(397)	$(10,409)
Included in OCI for the three and nine month periods ended September 30, 2026 and 2025 are changes in unrealized gains and losses related to certain auction rate money market preferred stocks. These investments, for federal income tax purposes, have no deferred federal income taxes related to unrealized gains or losses given the nature of the investments.
A summary of the components of unrealized gains on AFS securities included in OCI follows for the periods indicated:

	Three Months Ended September 30
	2026			2025
(dollars in thousands)	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(36)	$(10,858)	$(10,894)	$(64)	$5,094	$5,030
Tax effect	—	2,280	2,280	—	(1,052)	(1,052)
Unrealized gains (losses), net of tax	$(36)	$(8,578)	$(8,614)	$(64)	$4,042	$3,978

	Nine Months Ended September 30
	2026			2025
(dollars in thousands)	Auction Rate Money Market Preferred	All Other AFS Securities	Total	Auction Rate Money Market Preferred	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(30)	$(11,788)	$(11,818)	$(279)	$14,202	$13,923
Tax effect	—	2,476	2,476	—	(2,977)	(2,977)
Unrealized gains (losses), net of tax	$(30)	$(9,312)	$(9,342)	$(279)	$11,225	$10,946

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
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in other assets. For the three and nine month periods ended September 30, 2026 and 2025, we satisfied all of our performance obligations pursuant to contracts with customers. As a result, we have not recorded any contract assets or liabilities. We estimate no returns or allowances for the three and nine month periods ended September 30, 2026 and 2025.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2026	2025	2026	2025
Debit card income	$1,158	$1,149	$3,464	$3,126
Trust service fees	955	886	2,840	2,612
Customer overdraft fees	629	600	1,790	1,676
Service charges and fees related to deposit accounts	346	231	1,052	572
ATM income	295	275	839	782
Investment advisory fees	213	188	652	525
Other	160	146	465	381
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

The following tables list the quantitative information about loans measured at fair value on a nonrecurring basis as of the dates indicated:

(dollars in thousands)	September 30, 2026
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$7,157	Real Estate	20% - 25%	20%
		Equipment	30% - 35%	30%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%

(dollars in thousands)	December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Actual Range	Weighted Average
Collateral Dependent Loans		Discount applied to collateral:
Discounted value	$4,319	Real Estate	20% - 25%	20%
		Liquor license	75%	75%
		Furniture, fixtures & equipment	40%	40%
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
The following table lists the quantitative information about OMSR fair value measurement as of the dates indicated:

(dollars in thousands)	September 30, 2026
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,414	Constant prepayment rate	8%
		Discount rate	11%

(dollars in thousands)	December 31, 2025
Valuation Technique	Fair Value	Unobservable Input	Rate
Discounted cash flow	$2,090	Constant prepayment rate	7%
		Discount rate	11%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of the dates indicated:

	September 30, 2026
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$138,540	$138,540	$138,540	$—	$—
Mortgage loans HFS	303	303	—	303	—
Loans, net	1,521,410	1,488,741	—	—	1,488,741
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	8,814	8,814	8,814	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,533,807	1,533,807	1,533,807	—	—
Deposits with stated maturities	358,801	355,453	—	355,453	—
Short-term borrowings	57,874	53,722	—	53,722	—
FHLB advances	—	—	—	—	—
Subordinated debt, net of unamortized issuance costs	29,581	29,067	—	29,067	—
Accrued interest payable	741	741	741	—	—

	December 31, 2025
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$26,041	$26,041	$26,041	$—	$—
Mortgage loans HFS	423	429	—	429	—
Loans, net	1,522,637	1,488,282	—	—	1,488,282
FHLB stock (1)	5,600	N/A	—	—	—
Accrued interest receivable	8,397	8,397	8,397	—	—
Equity securities without readily determinable fair values (1)	3,086	N/A	—	—	—
LIABILITIES
Deposits without stated maturities	1,409,589	1,409,589	1,409,589	—	—
Deposits with stated maturities	410,065	409,191	—	409,191	—
Short-term borrowings	68,000	66,355	—	66,355	—
FHLB advances	45,000	45,004	—	45,004	—
Subordinated debt, net of unamortized issuance costs	29,514	29,095	—	29,095	—
Accrued interest payable	1,059	1,059	1,059	—	—
(1) Due to the characteristics of FHLB stock and equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. When an impairment or write-down related to these securities is recorded, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on the dates indicated:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
U.S. Treasury	$49,630	$—	$49,630	$—	$197,534	$—	$197,534	$—
States and political subdivisions	56,273	—	56,273	—	69,205	—	69,205	—
Auction rate money market preferred	2,383	—	2,383	—	2,413	—	2,413	—
Agency mortgage-backed securities	17,921	—	17,921	—	22,252	—	22,252	—
Agency collateralized mortgage obligations	23,953	—	23,953	—	28,794	—	28,794	—
Agency commercial mortgage-backed securities	252,078	—	252,078	—	171,672	—	171,672	—
Corporate	7,303	—	7,303	—	5,921	—	5,921	—
Total AFS securities	409,541	—	409,541	—	497,791	—	497,791	—
Nonrecurring items
Collateral dependent loans (net of ACL)	7,157	—	—	7,157	4,319	—	—	4,319
OMSR	2,414	—	—	2,414	2,090	—	—	2,090
Foreclosed assets	647	—	—	647	938	—	—	938
Total	$419,759	$—	$409,541	$10,218	$505,138	$—	$497,791	$7,347
Percent of assets and liabilities measured at fair value		0.00%	97.57%	2.43%		0.00%	98.55%	1.45%
We recorded impairments related to OMSR of $1,000 and $3,000 through earnings for the three and nine month periods ended September 30, 2025, respectively. No impairments related to OMSR were recorded for the three and nine month periods ended September 30, 2026. We recorded impairments related to foreclosed assets of $26,000 and $89,000 for the three and nine month periods ended September 30, 2025, respectively. No impairments related to foreclosed assets were recorded for the three and nine month periods ended September 30, 2026. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis or nonrecurring basis, as of September 30, 2026. Further, we had no unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period.
Note 9 – Business Combinations
On June 11, 2026, the Corporation, 401 Merger Sub, Inc., a Michigan corporation and a wholly owned subsidiary of the Corporation (“Merger Sub”), and Grand River Commerce, Inc. (“Grand River”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Grand River, with Grand River as the surviving entity (the “Merger”), and immediately following the Merger, Grand River will merge with and into the Corporation, with the Corporation as the surviving entity (the “Second Step Merger”). The Merger Agreement further provides that immediately following the Second Step Merger, Grand River Bank, a Michigan state-chartered member bank and wholly owned subsidiary of Grand River, will merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger” and, together with the Merger and the Second Step Merger, the “Transaction”). On October 6, 2026, we announced that we have received all required regulatory approvals to complete the Merger, that the Grand River shareholders approved the Merger on September 18, 2026, and that we expect the Merger to close on November 2, 2026, pending satisfaction or waiver of customary closing conditions.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each voting and non-voting share of common stock of Grand River (“Grand River Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation, will be converted into the right to receive, at the election of the holder thereof, and subject to adjustment and proration, as applicable, (i) an amount of cash equal to the quotient of (A) $18,262,391 (the “Aggregate Cash Consideration”), divided by (B) the product obtained by multiplying (x) the number of shares of Grand River Common Stock issued and outstanding as of the

Effective Time by (y) 0.35 (the “Cash Conversion Number”), rounded to the nearest cent (the “Per Share Cash Consideration”), or (ii) the number of shares of common stock of the Corporation, no par value (“Isabella Common Stock”), multiplied by the Exchange Ratio (as defined below).
The Exchange Ratio is defined in the Merger Agreement as a number, as adjusted, of shares of Isabella Common Stock equal to the quotient of (A) 839,003 shares of Isabella Common Stock, divided by (B) the difference of (1) the aggregate number of shares of Grand River Common Stock issued and outstanding immediately prior to the Effective Time, other than certain shares held by Grand River or the Corporation, minus (2) the Cash Conversion Number, rounded to the nearest ten thousandth (the “Per Share Stock Consideration”). The Per Share Cash Consideration and/or the Per Share Stock Consideration are sometimes referred to herein collectively as the “Merger Consideration.”
Merger Consideration elections by Grand River shareholders will be subject to proration procedures whereby 65% of the shares of Grand River Common Stock will be exchanged for the Per Share Stock Consideration and 35% of the shares of Grand River common stock will be exchanged for the Per Share Cash Consideration. Based on the assumption of 9,136,529 shares of Grand River Common Stock issued and outstanding as of the Effective Time, the Per Share Cash Consideration to be paid is estimated to be approximately $5.71 and the Exchange Ratio is estimated to be approximately 0.1413. At June 30, 2026, Grand River had approximately $508.7 million in total assets, $422.9 million in total loans and $445.5 million in total deposits. The pro forma company is projected to have approximately $2.7 billion in total assets.

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
As previously disclosed, on June 11, 2026, the Corporation, 401 Merger Sub, Inc., a Michigan corporation and a wholly owned subsidiary of the Corporation (“Merger Sub”), and Grand River Commerce, Inc. (“Grand River”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of Merger Sub with and into Grand River, with Grand River as the surviving entity, immediately followed by the merger of Grand River with and into the Corporation, with the Corporation as the surviving entity. Refer to Note 9 above for additional information.
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
•elevated asset prices;
•risks related to rising interest rates;

•our ability to effectively execute our expansion strategy and manage our growth, including identifying and consummating suitable acquisitions;
•risks relating to the proposed Merger including, without limitation: the timing of consummation of the proposed transaction between the Corporation and Grand River; the risk that any condition to closing of the proposed Merger may not be satisfied or waived; the risk that the Merger may not be completed at all; the diversion of management time on issues related to the proposed Merger; the expected impact of the proposed Merger and on the combined entities’ operations, financial condition, and financial results; the businesses of Corporation and Grand River may not be combined successfully, or such combination may take longer to accomplish than expected; the cost savings from the proposed Merger may not be fully realized or may take longer to realize than expected; operating costs, customer loss and business disruption following the proposed Merger, including adverse effects on relationships with employees, may be greater than expected; the risk of deposit and customer attrition; and increased competitive pressures on solicitations of customers by competitors;
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
Available Information
The Corporation maintains an Internet website at ir.isabellabank.com. The Corporation makes available, free of charge, on its website (under ir.isabellabank.com/sec-filings/default) the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation files such material with, or furnishes it to, the SEC. The Corporation also makes available, free of charge, through its website (under ir.isabellabank.com/governance/governance-documents) links to the Corporation’s Code of Conduct and Business Ethics and the charters for its board committees. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

Executive Summary
Financial Condition (September 30, 2026 to December 31, 2025 comparison)
Total assets increased $31.1 million, or 1.4%, to $2.2 billion as of September 30, 2026. This increase was primarily due to an increase of $112.5 million in cash and cash equivalents, offset by an $88.3 million decline in AFS securities.
The AFS securities portfolio decreased $88.3 million, or 17.7%, to $409.5 million as of September 30, 2026. The decrease was a result of maturities and principal paydowns of $177.1 million, offset by $100.7 million in purchases. Net unrealized losses on AFS securities were $21.7 million as of September 30, 2026, compared to $9.9 million at December 31, 2025. Net unrealized losses as a percentage of the amortized cost of AFS securities increased to 5.0%, compared to 1.9% at December 31, 2025.
Loans decreased $556,000 to $1.5 billion as of September 30, 2026. The commercial real estate and residential real estate loan portfolios grew $29.9 million and $29.7 million, respectively, but were offset by declines in advances to mortgage brokers and consumer loans of $39.0 million and $10.6 million, respectively. Most residential originations were adjustable-rate products, which are retained on the balance sheet rather than sold in the secondary market. The consumer loan portfolio continues to decrease amid declining demand, continued competition, and our disciplined adherence to credit quality standards.
The ACL increased $671,000, or 4.9%, to $14.4 million as of September 30, 2026. The increase is due to commercial and residential real estate loan growth and an increase in loss rates driven by loans charged off during the year. Nonaccrual loans were $7.5 million as of September 30, 2026 compared to $4.6 million at December 31, 2025. Past due and accruing accounts between 30 to 89 days as a percentage of total loans was 0.10% at September 30, 2026, compared to 0.44% at year-end 2025.
Total deposits increased $73.0 million, or 4.0%, to $1.9 billion as of September 30, 2026. The increase was a result of a $141.8 million increase in money market accounts and a $11.1 million increase in savings deposits. These increases were offset by a $51.3 million decline in certificates of deposit, a $16.6 million decline in noninterest bearing demand deposits, and a $12.1 million decline in interest bearing demand deposits.
Total equity was $245.6 million, or $32.09 per share, at September 30, 2026 compared to $231.4 million, or $31.60 per share, as of December 31, 2025. The increase in total equity is primarily due to the issuance of 322,685 shares of common stock as part of the Corporation’s ongoing at-the-market stock offering, increasing total equity by $12.5 million, net of offering-related expenses. Tangible book value per share (non-GAAP) was $25.78 as of September 30, 2026, compared to $25.01 as of December 31, 2025. Net unrealized losses in the AFS securities portfolio reduced tangible book value per share (non-GAAP) by $2.26 and $1.09 for the respective periods.
As of September 30, 2026, we had $850.5 million of unencumbered sources of liquidity and strong consolidated capital ratios. The Tier 1 Leverage Ratio was 9.71%, Tier 1 risk-based capital was 12.96%, and Total risk-based capital was 15.29%.
Comparison of Operating Results for the three and nine months ended September 30, 2026, and 2025, unless otherwise noted
Net income for the three months ended September 30, 2026 was $6.6 million, or $0.86 per diluted share, compared with $5.2 million, or $0.71 per diluted share, for the three months ended September 30, 2025. Net income for the nine months ended September 30, 2026 was $16.6 million, or $2.24 per diluted share, compared with $14.2 million, or $1.92 per diluted share, for the nine months ended September 30, 2025.
Net interest income was $19.4 million for the three months ended September 30, 2026 and $16.2 million for the three months ended September 30, 2025, representing 3.71% and 3.15% of interest earning assets, or NIM on a FTE basis (non-GAAP), respectively. The book yield from securities was 3.20% and 2.42% for the three months ended September 30, 2026 and 2025, respectively. The yield on loans increased to 5.95% for the three months ended September 30, 2026 from 5.78% for the three months ended September 30, 2025. The increase in loan yields was primarily due to higher rates on new loans and variable rate commercial loans that continue to reprice. The cost of interest-bearing liabilities for the three months ended September 30, 2026 decreased to 2.08% from 2.25% for the three months ended September 30, 2025 primarily due to lower rates on money market and certificate of deposit products.
Net interest income was $54.3 million for the nine months ended September 30, 2026 and $45.8 million for the nine months ended September 30, 2025, representing 3.53% and 3.12% of earning assets, or NIM on a FTE basis (non-GAAP), respectively. The book yield from securities was 2.83% and 2.34% for the nine months ended September 30, 2026 and 2025, respectively. The yield on loans increased to 5.88% for the nine months ended September 30, 2026 from 5.75% for the nine months ended September 30, 2025. The increase in loan yields was primarily due to higher rates on new loans and variable rate commercial loans that continue to reprice. The cost of interest-bearing liabilities for the nine months ended September 30, 2026 decreased to 2.10% from 2.25% for the nine months ended September 30, 2025, primarily due to lower rates on money market and certificate of deposit products.

The provision for credit losses was $50,000 for the three months ended September 30, 2026, as a result of net charge offs totaling $207,000, offset by an $81,000 decrease in the ACL on loans and a decrease in the reserve for unfunded commitments. The provision for credit losses for the three months ended September 30, 2025 was $209,000, which reflects a $172,000 increase in the ACL and net charge offs totaling $74,000, offset by a decrease in the reserve for unfunded commitments.
The provision for credit losses was $1.5 million for the nine months ended September 30, 2026, as compared to a credit of $997,000 for the nine months ended September 30, 2025. Net charge offs for the nine months ended September 30, 2026 totaled $844,000, while there were net recoveries of $1.4 million for the nine months ended September 30, 2025.
Noninterest income for the three months ended September 30, 2026 and 2025 was $4.6 million and $4.3 million, respectively. Service charges and fees increased $202,000 and wealth management fees increased $94,000 due to growth in assets under management since second quarter 2025.
Noninterest income for the nine months ended September 30, 2026 and 2025 was $13.3 million and $11.5 million, respectively. Service charges and fees increased $1.1 million, wealth management fees increased $355,000 due to growth in assets under management, and earnings on BOLI policies increased $220,000 due to additional investments in a separate account BOLI. Other noninterest income included gains of $137,000 and $163,000 related to death benefits from BOLI policies for the nine months ended September 30, 2026 and 2025, respectively.
Noninterest expenses for the three months ended September 30, 2026 and 2025 were $15.6 million and $14.0 million, respectively. Compensation and benefit expenses increased $867,000, reflecting annual merit increases, incentives, and higher medical insurance claims. Occupancy and equipment increased $156,000 and merger-related expenses were $672,000.
Noninterest expenses for the nine months ended September 30, 2026 and 2025 were $45.7 million and $41.0 million, respectively. Compensation and benefit expenses increased $2.1 million for the same reasons as the quarterly comparison. Occupancy and equipment expenses increased $636,000 and merger-related expenses were $1.2 million.
Income tax expense for the three months ended September 30, 2026 and 2025 was $1.6 million and $1.0 million, respectively. The ETR for the same periods was 20% and 17%, respectively. Income tax expense for the nine months ended September 30, 2026 and 2025 was $3.8 million and $3.1 million, respectively. The ETR was 18% for both the nine months ended September 30, 2026 and 2025. The ETR in the first nine months of 2026 included the impact of certain non-deductible merger-related expenses. The ETR in the first nine months of 2025 included a one-time tax expense related to the lifetime earnings on BOLI policies that were surrendered.

Selected Financial Data (Unaudited)
The following table outlines our results of operations and provides certain performance measures as of the dates and for the periods indicated:

	Three Months Ended					Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
PER SHARE
Basic earnings	$0.86	$0.69	$0.68	$0.64	$0.71	$2.24	$1.93
Diluted earnings	0.86	0.69	0.68	0.64	0.71	2.24	1.92
Dividends	0.28	0.28	0.28	0.28	0.28	0.84	0.84
Book value (1)	32.09	32.60	31.90	31.60	30.94	32.09	30.94
Tangible book value (1) (2)	25.78	26.27	25.32	25.01	24.37	25.78	24.37
Market price (1)	37.47	39.50	45.67	50.00	35.25	37.47	35.25
PERFORMANCE RATIOS
Return on average total assets	1.17%	0.91%	0.91%	0.85%	0.94%	1.00%	0.89%
Return on average shareholders’ equity	10.43%	8.50%	8.58%	8.04%	9.28%	9.20%	8.67%
Return on average tangible shareholders’ equity (2)	12.90%	10.66%	10.79%	10.16%	11.83%	11.49%	11.12%
Net interest margin yield (FTE)	3.71%	3.54%	3.33%	3.28%	3.15%	3.53%	3.12%
Efficiency ratio (2)	64.74%	67.84%	68.50%	65.02%	67.62%	66.95%	70.61%
Loan to deposit ratio (1)	81.15%	87.83%	83.82%	84.43%	74.36%	81.15%	74.36%
Shareholders’ equity to total assets (1)	10.96%	11.20%	10.39%	10.47%	10.06%	10.96%	10.06%
Tangible shareholders’ equity to tangible assets (1) (2)	9.00%	9.23%	8.43%	8.47%	8.10%	9.00%	8.10%
FINANCIAL DATA
Total assets (1)	$2,240,515	$2,219,641	$2,251,956	$2,209,448	$2,259,654	$2,240,515	$2,259,654
AFS securities (1)	409,541	439,289	492,744	497,791	511,970	409,541	511,970
Loans (1)	1,535,808	1,589,672	1,558,941	1,536,364	1,431,905	1,535,808	1,431,905
ACL (1)	14,398	14,479	14,014	13,727	13,149	14,398	13,149
Deposits (1)	1,892,608	1,809,913	1,859,845	1,819,654	1,925,602	1,892,608	1,925,602
Borrowed funds (1)	87,455	145,571	143,067	142,514	91,514	87,455	91,514
Shareholders' equity (1)	245,585	248,704	233,961	231,396	227,420	245,585	227,420
Wealth assets under management (1)	745,954	750,840	701,510	707,118	679,724	745,954	679,724
Net income	6,605	5,041	4,992	4,690	5,240	16,638	14,220
Interest income	27,517	26,216	25,129	25,278	24,882	78,862	70,757
Interest expense	8,144	8,132	8,247	8,550	8,720	24,523	24,941
Net interest income	19,373	18,084	16,882	16,728	16,162	54,339	45,816
Provision for (reversal of) credit losses	50	895	604	434	209	1,549	(997)
Noninterest income	4,566	4,375	4,361	4,444	4,308	13,302	11,522
Noninterest expenses	15,648	15,386	14,662	13,921	13,985	45,696	41,029
(1) At end of period.
(2) Non-GAAP financial measure; refer to the “Reconciliation of Non-GAAP Financial Measures” section of this Form 10-Q.

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

	Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans (1)	$1,528,503	$22,986	5.95%	$1,544,323	$22,607	5.86%	$1,409,928	$20,583	5.78%
AFS securities (2)
Taxable	378,202	2,939	3.08%	432,520	2,902	2.69%	448,112	2,478	2.19%
Nontaxable (3)	61,210	578	3.75%	63,607	600	3.78%	69,174	660	3.79%
FHLB stock	5,600	58	4.18%	5,600	64	4.55%	5,600	70	4.95%
Federal funds sold	3	—	3.91%	2	—	3.67%	186	2	4.35%
Other (4)	113,704	1,082	3.72%	18,079	173	3.81%	123,183	1,233	3.92%
Total interest earning assets (3)	2,087,222	27,643	5.26%	2,064,131	26,346	5.12%	2,056,183	25,026	4.83%
NONEARNING ASSETS
Allowance for credit losses	(14,471)			(14,078)			(13,057)
Cash and demand deposits due from banks	24,854			22,544			25,591
Premises and equipment	28,802			29,086			28,313
Other assets	120,411			116,913			109,692
Total assets	$2,246,818			$2,218,596			$2,206,722
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$264,269	199	0.30%	$257,088	205	0.32%	$234,105	144	0.24%
Money market deposits	503,054	3,030	2.39%	452,737	2,625	2.33%	534,127	3,533	2.63%
Savings	288,515	456	0.63%	302,375	503	0.67%	289,442	560	0.77%
Certificates of deposit	374,370	3,150	3.34%	396,481	3,445	3.49%	399,781	3,775	3.75%
Short-term borrowings	94,938	806	3.37%	115,713	1,007	3.49%	52,700	441	3.32%
FHLB advances	—	—	0.00%	4,396	43	3.86%	—	—	0.00%
Subordinated debt, net of unamortized issuance costs	29,567	503	6.82%	29,545	304	4.11%	29,477	267	3.61%
Total interest bearing liabilities	1,554,713	8,144	2.08%	1,558,335	8,132	2.09%	1,539,632	8,720	2.25%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	420,649			404,805			428,144
Other liabilities	20,103			17,462			14,976
Shareholders’ equity	251,353			237,994			223,970
Total liabilities and shareholders’ equity	$2,246,818			$2,218,596			$2,206,722
Net interest income (FTE) (5)		$19,499			$18,214			$16,306
Net yield on interest earning assets (FTE) (5)			3.71%			3.54%			3.15%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes FTE adjustments of $126,000, $130,000, and $144,000, respectively.
(4) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(5) Non-GAAP financial measure; refer to the “Reconciliation of Non-GAAP Financial Measures” section of this Form 10-Q.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Tax Equivalent Interest	Average Yield /Rate	Average Balance	Tax Equivalent Interest	Average Yield /Rate
INTEREST EARNING ASSETS
Loans (1)	$1,524,924	$67,057	5.88%	$1,389,936	$59,763	5.75%
AFS securities (2)
Taxable	413,508	8,330	2.69%	449,310	7,094	2.11%
Nontaxable (3)	64,207	1,815	3.78%	72,739	2,081	3.83%
FHLB stock	5,600	197	4.70%	7,384	355	6.41%
Federal funds sold	4	—	3.64%	66	2	4.35%
Other (4)	65,505	1,857	3.74%	63,959	1,968	3.92%
Total interest earning assets (3)	2,073,748	79,256	5.11%	1,983,394	71,263	4.80%
NONEARNING ASSETS
Allowance for credit losses	(14,079)			(13,104)
Cash and demand deposits due from banks	23,509			23,844
Premises and equipment	28,998			28,195
Other assets	118,002			106,430
Total assets	$2,230,178			$2,128,759
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$262,479	698	0.36%	$236,989	606	0.34%
Money market deposits	473,552	8,374	2.36%	481,571	9,319	2.59%
Savings	294,090	1,447	0.66%	287,425	1,642	0.76%
Certificates of deposit	392,657	10,206	3.48%	394,395	11,299	3.83%
Short-term borrowings	99,208	2,549	3.43%	46,008	1,106	3.21%
FHLB advances	5,897	176	3.93%	4,945	170	4.53%
Subordinated debt, net of unamortized issuance costs	29,545	1,073	4.84%	29,455	799	3.61%
Total interest bearing liabilities	1,557,428	24,523	2.10%	1,480,788	24,941	2.25%
NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	412,190			413,568
Other liabilities	18,752			15,131
Shareholders’ equity	241,808			219,272
Total liabilities and shareholders’ equity	$2,230,178			$2,128,759
Net interest income (FTE) (5)		$54,733			$46,322
Net yield on interest earning assets (FTE) (5)			3.53%			3.12%
(1) Includes loans HFS and nonaccrual loans.
(2) Average balances for AFS securities are based on amortized cost.
(3) Includes FTE adjustments of $394,000 and $506,000, respectively.
(4) Includes average interest bearing deposits with other banks, net of FRB daily cash letter.
(5) Non-GAAP financial measure; refer to the “Reconciliation of Non-GAAP Financial Measures” section of this Form 10-Q.

Loans
The following table displays loan balances as of the dates indicated:

(dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Commercial and industrial	$212,538	$231,590	$225,369	$220,450	$218,132
Commercial real estate	669,632	673,271	660,643	639,758	626,642
Advances to mortgage brokers	37,636	75,159	72,083	76,676	5,056
Agricultural	99,493	97,462	96,969	102,109	97,794
Residential real estate	457,613	449,992	438,333	427,880	412,056
Consumer	58,896	62,198	65,544	69,491	72,225
Total	$1,535,808	$1,589,672	$1,558,941	$1,536,364	$1,431,905
The following table presents the composition of our commercial real estate portfolio by industry as of the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Investment and development	$139,507	20.83%	$134,013	20.95%
Hotels	98,264	14.67%	90,571	14.16%
1-4 family residential investment	92,704	13.84%	93,806	14.66%
Residential multifamily	84,647	12.64%	71,695	11.21%
Health care	62,011	9.26%	59,573	9.31%
Storage facilities	40,544	6.05%	37,145	5.81%
Retail trade	32,412	4.84%	34,479	5.39%
Manufacturing	18,301	2.73%	18,281	2.86%
Accommodation services	17,022	2.54%	15,604	2.44%
Construction	14,785	2.21%	16,193	2.53%
Wholesale trade	11,231	1.68%	11,123	1.74%
Educational services	10,132	1.51%	10,582	1.65%
Other	48,072	7.20%	46,693	7.29%
Total commercial real estate	$669,632	100.00%	$639,758	100.00%
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
Deposits
The following table displays deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Noninterest bearing demand deposits	$409,729	$414,018	$411,216	$426,342	$421,027
Interest bearing demand deposits	254,116	252,149	263,954	266,187	248,666
Money market deposits	578,454	453,478	477,544	436,631	558,212
Savings	291,508	300,867	300,732	280,429	292,899
Certificates of deposit	358,801	389,401	406,399	410,065	404,798
Total	$1,892,608	$1,809,913	$1,859,845	$1,819,654	$1,925,602

Asset Quality Analysis
The following table outlines our asset quality analysis as of the dates and for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
NONPERFORMING ASSETS
Commercial and industrial	$609	$623	$508	$442	$16
Commercial real estate	3,638	3,728	3,743	3,766	3,000
Agricultural	2,414	2,867	—	—	—
Residential real estate	826	572	167	370	427
Consumer	—	—	—	—	—
Total nonaccrual loans	7,487	7,790	4,418	4,578	3,443
Accruing loans past due 90 days or more	25	—	—	—	18
Total nonperforming loans	7,512	7,790	4,418	4,578	3,461
Foreclosed assets	647	620	573	938	1,018
Total nonperforming assets	$8,159	$8,410	$4,991	$5,516	$4,479
Nonperforming loans to total loans	0.49%	0.49%	0.28%	0.30%	0.24%
Nonperforming assets to total assets	0.36%	0.38%	0.22%	0.25%	0.20%
Nonaccrual loans to total loans	0.49%	0.49%	0.28%	0.30%	0.24%
ACL as a % of nonaccrual loans	192.31%	185.87%	317.20%	299.85%	381.91%
ALLOWANCE FOR CREDIT LOSSES
Allowance at beginning of period	$14,479	$14,014	$13,727	$13,149	$12,977
Charge-offs	363	563	350	155	175
Recoveries	156	179	97	121	101
Net loan charge-offs (recoveries)	207	384	253	34	74
Provision for (reversal of) credit losses - loans	126	849	540	612	246
Allowance at end of period	$14,398	$14,479	$14,014	$13,727	$13,149
ACL to loans	0.94%	0.91%	0.90%	0.89%	0.92%
Reserve for unfunded commitments	527	604	557	493	671
Provision for (reversal of) credit losses - unfunded commitments	(76)	46	64	(178)	(37)
Reserve to unfunded commitments	0.14%	0.17%	0.15%	0.14%	0.16%
NET LOAN CHARGE-OFFS (RECOVERIES)
Commercial and industrial	$41	$34	$(1)	$8	$(6)
Commercial real estate	(33)	223	133	(4)	(4)
Agricultural	—	97	—	(4)	—
Residential real estate	79	(61)	(14)	(53)	(16)
Consumer	120	91	135	87	100
Total	$207	$384	$253	$34	$74
Net charge-offs / (recoveries) to average loans	0.01%	0.02%	0.02%	0.00%	0.01%
DELINQUENT AND NONACCRUAL LOANS
Accruing loans 30-89 days past due	$1,474	$875	$5,786	$6,689	$500
Accruing loans past due 90 days or more	25	—	—	—	18
Total accruing past due loans	1,499	875	5,786	6,689	518
Nonaccrual loans	7,487	7,790	4,418	4,578	3,443
Total past due and nonaccrual loans	$8,986	$8,665	$10,204	$11,267	$3,961

Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through the issuance of securities from our shelf registration statement on Form S-3 (the “Registration Statement”), dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Under the Registration Statement, we established an at-the-market common stock offering program permitting the sale of common stock up to an aggregate gross sales price of $30 million. The at-the-market offering provides us with additional flexibility to access the capital markets efficiently and is intended to be used for general corporate purposes, which may include, without limitation, contribution to the capital of the Bank to support its lending activities and growth. Pursuant to these authorizations, including our at-the-market offering, we issued 338,399 shares, or $13.5 million of common stock, during the first nine months of 2026, as compared to 36,809 shares, or $1.0 million of common stock, during the same period in 2025.
The previously disclosed at-the-market offering continued during the quarter. During the three months ended September 30, 2026, the Corporation issued 19,314 shares for aggregate gross sale proceeds of $778,456, at an average gross sale price of $40.31 per share, which yielded net proceeds to the Corporation of $744,999, after issuance costs, including sales commissions equal to 3.0% of gross sale proceeds. During the nine months ended September 30, 2026, the Corporation issued 322,685 shares for aggregate gross sale proceeds of $13.0 million, at an average gross sale price of $40.19 per share, which yielded net proceeds to the Corporation of $12.5 million, after issuance costs, including sales commissions equal to 3.0% of gross sale proceeds. As of September 30, 2026, approximately $17.0 million remains available for issuance under the offering.
We also offer the Directors Plan in which participants purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $224,000 and $233,000 during the nine month periods ended September 30, 2026 and 2025, respectively. We also grant restricted stock awards pursuant to the RSP. Pursuant to this plan, we increased shareholders’ equity by $43,000 during the first nine months of 2026, as compared to $45,000 during the same period in 2025.
We have publicly announced a common stock repurchase program. Pursuant to this repurchase program, we repurchased 16,600 shares or $762,000 of common stock during the first nine months of 2026 and 122,502 shares or $3.3 million of common stock during the first nine months of 2025. As of September 30, 2026, we were authorized to repurchase up to an additional 444,672 shares of common stock under the repurchase program.
The FRB has established minimum risk-based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. As of September 30, 2026, we and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2026 that would materially adversely change such capital classifications. From time to time, we may need to raise additional capital to support our and the Bank’s further growth and to maintain our “well capitalized” status.
The following table sets forth our consolidated capital ratios as of the dates indicated:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Common equity tier 1 capital	12.96%	12.34%	11.71%	11.73%	12.37%
Tier 1 capital	12.96%	12.34%	11.71%	11.73%	12.37%
Total capital	15.29%	14.63%	14.01%	14.41%	15.20%
Tier 1 leverage	9.71%	9.59%	8.89%	8.84%	8.71%
Liquidity
Liquidity is monitored regularly by our ALCO, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are retail deposits, cash and cash equivalents, and unencumbered AFS securities. Cash and cash equivalents totaled $138.5 million, or 6.18% of assets, as of September 30, 2026, compared to $26.0 million, or 1.18% of assets, as of December 31, 2025. The increase in cash and cash equivalents was as a result of proceeds from the maturity of AFS securities and deposit growth, offset by the paydown of borrowings and purchases of AFS securities. Cash, cash equivalents and unencumbered AFS securities totaled $324.6 million, or 14.49% of assets, as of September 30, 2026, compared to $337.0 million, or 15.25%, as of December 31, 2025. The decrease in the amount and percentage of primary liquidity is primarily due to a decrease in AFS securities, offset by an increase in cash and cash equivalents. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Based on these same factors, daily liquidity could vary significantly.
Our secondary sources include the ability to borrow from the FHLB, from the FRB, and through various correspondent banks in the form of federal funds purchased and lines of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2026, we had available lines of credit of $411.9 million.
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
Our liquidity position remained strong as of September 30, 2026, which is illustrated in the following table:

(dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total cash and cash equivalents	$138,540	$41,774	$50,105	$26,041	$161,301
Brokered CD capacity	130,000	130,000	130,000	130,000	130,000
Available lines of credit
Federal funds lines with correspondent banks	93,000	93,000	93,000	93,000	93,000
FHLB borrowings	286,189	276,278	270,159	218,088	257,288
FRB Discount Window	27,755	28,730	29,511	29,428	29,267
Other lines of credit	5,000	5,000	5,000	5,000	5,000
Total available lines of credit	411,944	403,008	397,670	345,516	384,555
Unencumbered lendable value of FRB collateral, estimated (1)	170,000	180,000	240,000	280,000	300,000
Total cash and liquidity	$850,484	$754,782	$817,775	$781,557	$975,856

Uninsured deposits	$702,791	$673,868	$727,884	$695,537	$726,514
Coverage ratio of uninsured deposits with total cash and liquidity	121%	112%	112%	112%	134%
(1) Includes estimated unencumbered lendable value of FHLB collateral of $120.0 million as of September 30, 2026.
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans HFS, collateral dependent loans, goodwill, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.
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

Reconciliation of Non-GAAP Financial Measures
The following tables provide a detailed analysis, and reconciliation for, our non-GAAP financial measures as of the dates and for the periods indicated:

		Three Months Ended					Nine Months Ended
(dollars in thousands, except per share amounts)		September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
Loans		$1,535,808	$1,589,672	$1,558,941	$1,536,364	$1,431,905	$1,535,808	$1,431,905
Advances to mortgage brokers		37,636	75,159	72,083	76,676	5,056	37,636	5,056
Adjusted loans		$1,498,172	$1,514,513	$1,486,858	$1,459,688	$1,426,849	$1,498,172	$1,426,849

Total shareholders’ equity		$245,585	$248,704	$233,961	$231,396	$227,420	$245,585	$227,420
Goodwill and other intangible assets		48,282	48,282	48,282	48,282	48,282	48,282	48,282
Tangible equity	(A)	197,303	200,422	185,679	183,114	179,138	197,303	179,138

Common shares outstanding (1)	(B)	7,653,498	7,628,809	7,333,319	7,322,207	7,350,567	7,653,498	7,350,567
Tangible book value per share	(A/B)	$25.78	$26.27	$25.32	$25.01	$24.37	$25.78	$24.37

Noninterest expenses		$15,648	$15,386	$14,662	$13,921	$13,985	$45,696	$41,029
Amortization of acquisition intangibles		—	—	—	—	—	—	1
Adjusted noninterest expense	(C)	$15,648	$15,386	$14,662	$13,921	$13,985	$45,696	$41,028

Net interest income		$19,373	$18,084	$16,882	$16,728	$16,162	$54,339	$45,816
Tax equivalent adjustment for net interest margin		126	130	138	138	144	394	506
Net interest income (FTE)		19,499	18,214	17,020	16,866	16,306	54,733	46,322
Noninterest income		4,566	4,375	4,361	4,444	4,308	13,302	11,522
Tax equivalent adjustment for BOLI		101	91	94	102	98	286	239
Adjusted revenue (FTE)		24,166	22,680	21,475	21,412	20,712	68,321	58,083

Net gains (losses) on foreclosed assets		(3)	—	70	3	31	67	(21)
Adjusted revenue	(D)	$24,169	$22,680	$21,405	$21,409	$20,681	$68,254	$58,104
Efficiency ratio	(C/D)	64.74%	67.84%	68.50%	65.02%	67.62%	66.95%	70.61%
(1) Whole shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Interest Rate Sensitivity and Market Risk” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2026, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The Corporation is providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may face risks with respect to future expansion, including our proposed acquisition of Grand River.
We have entered into the Merger Agreement with Grand River, and we may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale. We also may receive future inquiries and have discussions with potential acquirers of us or potential companies in which we may engage in a so-called “merger of equals.” Acquisitions and mergers, including our proposed acquisition of Grand River, involve a number of risks, including:
•the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
•inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution;
•the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•our ability to receive regulatory approvals on the timeline and terms that are acceptable to us;
•the adverse consequences (including applicable termination fees and negative reactions from the financial markets and our customers and employees) we may experience if a merger is terminated under certain circumstances;
•the business uncertainties and contractual restrictions while a merger is pending;
•the limitation on our ability to pursue alternative acquisitions and mergers and the hindrance of other companies’ interest in trying to acquire us;
•our ability to finance an acquisition and possible dilution to our existing shareholders;
•our ability to manage the expanded business and operations post-merger;
•the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•entry into new markets where we lack experience;
•the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
•exposure to potential asset quality issues with acquired institutions;
•the introduction of new products and services into our business;
•the possibility of unknown or contingent liabilities;
•the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•the risk of loss of key employees and customers; and
•fluctuations in the market price of our common stock pre- and post-merger.
We also face litigation risks with respect to potential mergers and acquisitions, and such litigation is common.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. As a result, holders of our common stock may have a reduced ownership and voting interest in the Corporation after a transaction and may exercise less influence over management.
We also may issue debt to finance one or more transactions, including subordinated debt issuances. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There is no assurance that, following any future mergers or acquisitions, including our proposed acquisition of Grand River, that our integration efforts will be successful or that the Corporation, after giving effect to the acquisition, will achieve increased revenues, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.
We may not be able to successfully integrate Grand River or to realize the anticipated benefits of the merger with Grand River.
We entered into the Merger Agreement with Grand River on June 11, 2026. If the proposed acquisition of Grand River is completed, we will also integrate the systems and operations of Grand River.
A successful integration of Grand River’s operations with our operations so that the Corporation operates as one entity depends substantially on our ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:
•the loss of key employees and customers;
•the disruption of operations and businesses;
•inability to maintain and increase competitive presence;
•loan, deposit, and revenue attrition;
•inconsistencies in standards, control procedures and policies;
•unexpected issues with costs, operations, personnel, and technology; and
•problems with the assimilation of new operations, sites or personnel.
Integration activities could divert resources from regular operations. In addition, general market and economic conditions, governmental actions, natural and human disasters or other international or domestic calamities affecting the financial industry generally may inhibit the Corporation’s successful integration of Grand River.
In addition, we have proposed to acquire Grand River with the expectation that this merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined company, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate the institution in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect the Corporation’s financial condition, results of operations, business and prospects.

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
The following table provides information for the three month period ended September 30, 2026, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
June 30, 2026				448,106
July 1 - 31	989	$39.43	989	447,117
August 1 - 31	1,246	40.13	1,246	445,871
September 1 - 30	1,199	39.20	1,199	444,672
September 30, 2026	3,434	$39.60	3,434	444,672
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Executive Officers
During the fiscal quarter ended September 30, 2026, none of the Corporation’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Exhibits

1.1	Equity Distribution Agreement, dated June 16, 2026, by and among Isabella Bank Corporation, Isabella Bank and Piper Sandler & Co.(1)
2.1	Agreement and Plan of Merger, dated as of June 11, 2026, by and among Isabella Bank Corporation, Grand River Commerce, Inc. and 401 Merger Sub, Inc.(2)
3.1	Amended Articles of Incorporation(3)
3.2	Amendment to the Articles of Incorporation(4)
3.3	Amendment to the Articles of Incorporation(5)
3.4	Amendment to the Articles of Incorporation(6)
3.5	Amendment to the Articles of Incorporation(7)
3.6	Second Amended and Restated Bylaws, as amended on September 24, 2025(8)
10.1	Form of Grand River Voting Agreement, dated as of June 11, 2026, by and among Isabella Bank Corporation and directors and officers of Grand River Commerce, Inc.(9)
10.2*	Participation Agreement, dated August 11, 2026, by and between Isabella Bank Corporation and Gerald J. Ritzert(10)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.1**	101.INS (Inline XBRL Instance Document)
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

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 16, 2026, and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 15, 2026, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(4)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed September 30, 2025, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed June 15, 2026, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 8-K, filed August 14, 2026, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation

Date:	October 30, 2026	/s/ Jerome E. Schwind
Jerome E. Schwind
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Chief Financial Officer
(Principal Financial Officer)